Form 10-K405
period 1995-09-30
INTERNEURON PHARMACEUTICALS INC
filed 1995-12-28
CIK 854222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
|X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the fiscal year ended September 30, 1995
                                                         or
|_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _______

                           Commission File No. 0-18728

                        INTERNEURON PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                         043047911
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                    Number)


ONE LEDGEMONT CENTER, 99 HAYDEN AVENUE, LEXINGTON, MA             02173
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (617) 861-8444

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value Redeemable
                                                            Class B Warrants

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing
requirements for the past ninety (90) days.  YES  X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock (excluding preferred stock convertible into and having voting rights on certain matters equivalent to 622,221 shares of common stock) held by non-affiliates of the registrant was approximately $285 million, based on the last sales price of the Common Stock as of December 18, 1995.

As of December 18, 1995, 33,683,690 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

                                     PART I

Item 1.  BUSINESS.

          (a)     GENERAL DEVELOPMENT OF BUSINESS

          Interneuron Pharmaceuticals, Inc. ("Interneuron") is a diversified biopharmaceutical company engaged in the development and commercialization of a portfolio of products primarily for the treatment or management of central nervous system disorders. Interneuron is also developing diverse technologies and products through four subsidiaries, Progenitor, Inc. ("Progenitor"), Transcell Technologies, Inc. ("Transcell"), Intercardia, Inc. ("Intercardia"), and InterNutria, Inc. ("InterNutria"). The technology or product areas of the subsidiaries include: gene therapy, growth factors and stem cell production through Progenitor; combinatorial chemistry, drug discovery and drug transport through Transcell; cardiovascular and pulmonary disease through Intercardia; and nutritional and food related products through InterNutria. Unless the context indicates otherwise, all references to the Company include Interneuron and its subsidiaries, Progenitor, Transcell, Intercardia, and InterNutria (the "Subsidiaries").

         Interneuron's strategy emphasizes the development of pharmaceutical products with significant clinical data or international market experience and which may provide treatments for disorders or diseases which are not effectively addressed by available therapies. In addition, Interneuron is pursuing a strategy of diversification within the healthcare field by acquisition, in-licensing or establishing and providing initial funding to its Subsidiaries to conduct research and development in specialized areas. The Company's goal is for its Subsidiaries to establish independent operations and financing through corporate alliances, third party financings, mergers or other business combinations with Interneuron retaining an ongoing equity interest. The nature of any such transaction is expected to vary depending on the business and capital needs of each Subsidiary and the stage of development of their respective technologies or products.

         The Company requires significant additional funds and/or corporate partners to complete the development, testing and commercialization of most of its products. Substantially all of such products will also require approval by the United States Food and Drug Administration ("FDA") prior to commercial introduction.

         The Company was originally incorporated in New York in October 1988 and in March 1990 was reincorporated in Delaware. The Company's executive offices are located at One Ledgemont Center, 99 Hayden Avenue, Suite 340, Lexington, Massachusetts 02173, and its telephone number is (617) 861-8444.

         (b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         The Company operates in only one business segment.

         (c)      NARRATIVE DESCRIPTION OF BUSINESS

                                  INTERNEURON

PRODUCTS UNDER DEVELOPMENT
                                                            COMMERCIAL
PRODUCT         INDICATION           STATUS                   RIGHTS
-------         ----------           ------                 ----------
INTERNEURON


Dexfenfluramine   Obesity        NDA (New Drug          U.S.-licensed
                                 Application)           to American
                                 filed May 1993;        Home Products;
                                 FDA Advisory           Interneuron
                                 Committee              retains co-promotion
                                 recommended            and manufacturing
                                 approval 11/16/95      rights

Citicoline        Stroke         Phase II/III           U.S. and Canada

Pagoclone         Anxiety        Commence Phase II      Worldwide, except for
                                 in U.K. in 1996;       France, where Rhone-
                                 Phase I completed      Poulenc Rorer retains
                                 in U.K.                rights

Low-dose          Insomnia       dietary                Worldwide
melatonin                        supplement;
                                 regional test
                                 launch expected
                                 in 1996

Dihydrexidine     Parkinson's    Phase I                Worldwide
                  disease


                                  SUBSIDIARIES


POTENTIAL PRODUCT/              CORE                      COMMERCIAL
   APPLICATION               TECHNOLOGY     STATUS          RIGHTS
------------------           ----------     ------        ----------
PROGENITOR

Gene therapy for           Gene transfer   Pre-clinical,  Worldwide, licensed
cancer and neuro-          technologies    Research       to Chiron Corporation
degenerative diseases      (vectors)

Growth factors for         Novel growth    Research       Worldwide; licensed
blood and immune           factors                        to Zymogenetics, Inc.
system disorders

Stem cell therapies        Human yolk sac  Pre-clinical,  Worldwide
for blood and immune       stem cells      Research
system or neurological
disorders and for
blood vessel repair

Cancer therapy and         Novel gene      Research       Worldwide
diagnosis, cardio-         target (del-1)
vascular disorder

POTENTIAL PRODUCT/       CORE                              COMMERCIAL
   APPLICATION        TECHNOLOGY       STATUS                RIGHTS
-----------------     ----------       ------              ----------
TRANSCELL

TransphoresTM       Compounds for       Pre-clinical,      Worldwide
                    trans-membrane      Research
                    drug transport

Drug discovery      Combinatorial       Research           Worldwide
                    carbohydrate
                    chemistry method
                    for synthesis and
                    library development
                    of oligosaccharides

Non-viral gene      Novel non-viral     Pre-clinical,      Worldwide
delivery            compounds for       Research
                    transporting
                    DNA across cell
                    membranes

PRODUCT               INDICATION                STATUS           RIGHTS
-------               ----------                ------           ------
INTERCARDIA

Bucindolol            Congestive                Phase III       Worldwide;
                      heart failure                             licensed in U.S.
                                                                to Astra-Merck

Antioxidant           Diseases                  Preclinical     Worldwide
small molecules       associated
                      with excess
                      oxygen free
                      radicals

INTERNUTRIA

PMS Escape(TM)        Pre-menstrual             Regional test    Worldwide
                      syndrome                  launch expected
                                                in 1996

Hearty Balance(TM)    Parkinson's               Pilot            Worldwide -
                      disease                   launched         licensed to
                                                                 Elan
                                                                 Corporation plc

Boston Sports         Performance               Regional test    Worldwide
Supplement(TM)        enhancement               launch expected
                                                in 1996

------------------
   This 10K contains trademarks and servicemarks of the Company and of other parties.

         Interneuron focuses primarily on developing products that mimic or affect neurotransmitters, which are chemicals carrying messages between nerve cells of the central and peripheral nervous systems. Many neurological and psychiatric diseases and disorders are believed to be related to the level or functioning of neurotransmitters. The Company believes that treatments for many of these disorders are unavailable, ineffective or inadequate. The Company's objective is to develop products that are safer and more effective than currently available therapies in treating many disorders, including:

         - appetite abnormalities leading to obesity;
         - motor and cognitive dysfunction resulting from stroke;
         - hormonal imbalance causing insomnia;
         - inappropriate neurotransmitter activity leading to anxiety; and
         - neurotransmitter deficiency causing Parkinson's disease.

DEXFENFLURAMINE
---------------
         The Company is developing dexfenfluramine for use in the United States as a prescription product to treat obesity. Dexfenfluramine is the "right-handed" isomer of the compound fenfluramine, an FDA-approved drug. Dexfenfluramine is believed to increase levels of the neurotransmitter serotonin within brain synapses both by releasing it from nerve terminals and by blocking its re-uptake into neurons. Interneuron believes, based upon clinical studies, that dexfenfluramine, by releasing serotonin or prolonging its action in the synapse, influences individuals to reduce food consumption.

         The Company licensed exclusive rights to dexfenfluramine to treat abnormal carbohydrate craving and/or obesity in the United States from Les Laboratoires Servier ("Servier"), a French pharmaceutical company. The Company has been advised by Servier that dexfenfluramine is currently marketed in over 60 countries outside the United States and has been taken by more than ten million individuals. In November 1992, the Company granted American Home Products Corp. (formerly American Cyanamid Company) ("AHP") exclusive rights to market dexfenfluramine in the United States in exchange for royalties on product sales and milestone-related cash payments and equity investments, while retaining co-promotion and certain manufacturing rights. If FDA approval is obtained, dexfenfluramine is expected to be marketed by AHP under the trade name Reduxtm.

         In May 1993, the Company submitted a New Drug Application ("NDA") to the FDA for dexfenfluramine for the treatment of obesity. The NDA included 19 double-blind, placebo-controlled clinical studies involving over 4,000 patients, conducted in the United States and several foreign countries by Interneuron and others.

          In November 1995, the Endocrinologic and Metabolic Advisory Committee (the "Advisory Committee") of the FDA voted 6 to 5 to recommend the approval of dexfenfluramine as a prescription treatment for obesity, clarifying a September 1995 meeting of the Advisory Committee which had adjourned without reaching a final decision on whether to recommend such approval. The Advisory Committee also recommended that Phase IV, or post-marketing, studies be conducted and that certain labeling guidelines be implemented. Although the precise nature of these studies and labeling guidelines has not yet been determined, Interneuron expects that these studies will be designed to address certain safety issues relating to dexfenfluramine which have been highlighted at the recent Advisory Committee meetings and during the FDA's review of the drug.

         The safety issues highlighted included whether dexfenfluramine is associated with certain neurochemical changes in the brain and whether there is an association between anorectic drugs, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"), a rare but serious lung disorder. Certain studies related to the first issue purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals. The Company believes that, as demonstrated in human trials, these animal studies are clinically irrelevant to humans because of pharmacokinetic differences between animals and humans and because of the high dosages used in the animal studies. With respect to PPH, an epidemiologic study conducted in Europe examining risk factors for PPH which is being reviewed by several European drug regulatory agencies, showed that among other factors, weight reduction drugs including dexfenfluramine, systemic hypertension, and obesity itself were associated with a higher risk of PPH.

         Notwithstanding the Advisory Committee recommendation, there can be no assurance that dexfenfluramine will receive FDA approval, or as to the timing of such approval, if obtained. Redux cannot be marketed and Phase IV studies would not commence until after issuance of an approval letter by the FDA. However, Interneuron has begun to address and coordinate manufacturing and marketing activities in order to be prepared for a launch of Redux, if approved. The Company's agreements with Servier require launch of the product within six months after an approval letter from the FDA is obtained. In November 1995, Interneuron entered into a contract manufacturing agreement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") for the supply of dexfenfluramine capsules. Active ingredient of the drug will be supplied by Servier. Interneuron has placed orders for active ingredient and capsules, and has received corresponding orders from AHP. The Company is also addressing marketing issues with AHP, including those relating to the Company's co-promotion rights. See "Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In September 1995, a joint committee of the Advisory Committee and the Drug Abuse Advisory Committee of the FDA voted to remove fenfluramine and its isomers, including dexfenfluramine, from Schedule IV of the Controlled Substances Act. Controls imposed upon all Schedule IV substances relate to record-keeping procedures for dispensing pharmacists and procedural mandates for prescribing physicians. The Company is unable to predict whether or when the descheduling of dexfenfluramine will occur and, accordingly, it is possible that if dexfenfluramine is approved by the FDA, launch may occur prior to federal descheduling. In addition to marketing factors which may be influenced by dexfenfluramine's status as a controlled substance, this would impact the timing of certain milestone payments to be received by the Company under its agreements with AHP. Certain states will deschedule the drug automatically upon federal descheduling while other states have varying procedures for descheduling.

CITICOLINE
----------
         Cytidyl diphosphocholine ("citicoline") is under development by the Company as a potential treatment for memory and motor impairment due to ischemic stroke. The Company believes that by raising blood levels of choline and cytidine, citicoline may be useful in restoring the function of brain neurons which have been damaged by ischemic stroke. Citicoline increases levels of the neurotransmitter acetylcholine, believed to be associated with learning and memory functions, and of phosphatidylcholine, a component of membranes in brain neurons. Citicoline is believed to help stabilize the cell membrane and, as a result, decrease edema, or brain swelling, caused when blood flow to brain cells is stopped, and to help normal neurochemical function in the brain. In addition, citicoline has been shown to be a neuroprotective-like agent and to reduce infarct size in relevant animal models. Citicoline has been approved for marketing in 20 countries and is currently marketed in several countries by Grupo Ferrer, AHP and Takeda Chemical Industries, Ltd.

         Following its November 1993 submission of an IND to the FDA, in April 1994, the Company initiated Phase II/III clinical trials in the U.S. with citicoline to treat patients suffering from ischemic stroke. The double-blind, placebo-controlled, dose-ranging trials have involved 260 patients on a national, multi-center basis. The results of the first pivotal trial are expected in early 1996. The Company recently commenced a second well-controlled trial.

         In January 1993, the Company licensed from Grupo Ferrer ("Ferrer"), a Spanish pharmaceutical company, exclusive marketing and manufacturing rights based on certain patent rights relating to citicoline, including certain patent and know-how rights in the United States and know-how rights in Canada. The compound citicoline is not covered by a composition of matter patent. The licensed United States patent covering the administration of citicoline to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine expires in 2003. As described in the licensed patent, such conditions may include the neurological syndromes associated with brain traumas and stroke, but the claims of the licensed patent do not specifically include the use o0f citicoline for the indications for which the IND has been filed. In addition to any proprietary rights provided by this patent, the Company expects to rely on certain marketing exclusivity regulations. In March 1995, the Company filed a patent application relating to the use of citicoline to reduce the size of the area of the stroke, or infarct size. See "Government Regulation" and "Proprietary Rights."

         There can be no assurance that citicoline will be found to be safe and effective for the proposed use or that it will receive FDA approval for marketing in the U.S. If approval is obtained, the Company plans to contract for the manufacture of citicoline and may seek a development and marketing partner.

MELATONIN RELATED COMPOUNDS
---------------------------
         Melatonin is a hormone produced by the pineal gland that may play a key role in regulating the body's circadian rhythm, or biologic clock. Research has shown that when a person's melatonin level is high, sleep is induced, and when it is low, wakefulness and vigilance are enhanced.

         Although melatonin is available, generally at much higher doses, as a dietary supplement in health food stores and other outlets, the Company believes that lower doses, which mimic normal nighttime levels, and which are manufactured in accordance with good manufacturing practices, can offer an innovative inducement of sleep.

         The Company's research and development activities are focused primarily on a low-dose form of naturally occurring melatonin and, to a lesser extent, on IP-100-9, a novel compound with a chemical structure similar to melatonin. A drug based upon a naturally occurring compound such as melatonin is believed to offer significant advantages over currently available sleeping aids, which have undesirable side effects, including amnesia, "hangover," deleterious ethanol interaction and addiction.

         Findings made by scientists at the Massachusetts Institute of Technology ("MIT") have demonstrated that orally administered, natural melatonin, taken at doses under one milligram, can effectively induce sleep in volunteers. Additional studies by a team of researchers in the United Kingdom have demonstrated that low doses of melatonin can reduce the time required to fall asleep and improve the quality of sleep.

         Interneuron has licensed from MIT a patent issued in September 1995 that covers the use of very low-doses of melatonin for the induction of sleep, in exchange for royalties based on sales. This use patent is based upon a discovery by a team of scientists at MIT led by Richard J. Wurtman, M.D., professor of neuroscience at MIT, and scientific founder and a director of Interneuron. The Company is developing a melatonin product that will raise blood melatonin levels to normal nighttime levels and will allow these levels to fall again each morning, consistent with a normal day-night rhythm in blood melatonin levels. The Company is currently formulating a commercialization strategy for a low-dose melatonin product to be marketed as a dietary supplement under the tradename MelzoneTM and, in 1996, the Company plans to conduct a regional test launch of the product. See "Government Regulation."

         With regard to IP 100-9, a patent was issued to Interneuron in May 1995 for a class of melatonin analogs that includes IP 100-9, under limited pre-clinical development as a novel sleeping aid. The analogs were synthesized through rational drug design computer modeling techniques, using naturally occurring melatonin as a lead compound.

PAGOCLONE
---------
         Pagoclone is being developed by Interneuron as an anti-anxiety drug with perceived advantages over currently available agents. Pagoclone appears to increase the action of the neurotransmitter, GABA (gamma amino butyric acid), thus reducing the excessive activity of certain neurons believed to responsible for causing symptoms of anxiety and panic attacks. Current pharmacological treatments for anxiety include benzodiazepines (such as Valium TM). Although these drugs help to regulate GABA in the brain, they may also cause side effects such as sedation, hangover, dizziness and the potential for addiction. In addition, the sedative/hypnotic effects of these drugs are increased by alcohol intake, leading to serious side effects that may include coma. Pagoclone appears to be associated with reduced levels of drowsiness, lower addiction and withdrawal potential and less alcohol interaction.

         In 1994, the Company licensed from Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR") exclusive worldwide rights to this anti-anxiety compound, in exchange for licensing, milestone and royalty payments to RPR.

         During 1995, a multiple-dose Phase I safety study with pagoclone was concluded in the United Kingdom, involving 24 patients. Although the purpose of this trial was to test safety, data from this study suggests there may be evidence of pagoclone's safety and absence of sedating side effects among volunteers when administered at multiple doses well above the anticipated therapeutic dose. The Company expects to begin a Phase II trial in the U.K. in 1996. The Company currently intends to seek to sublicense marketing rights to this product.

DIHYDREXIDINE
-------------
         The Company is developing dihydrexidine, which belongs to a class of compounds known as dopamine agonists, as a treatment for the symptoms of Parkinson's disease, most likely as an adjunct to L-dopa therapy. Dopamine agonists interact with receptors on brain cells, thus enabling the body to exercise a certain type of muscle control normally made possible by the action of the neurotransmitter dopamine, which diminishes in the course of Parkinson's disease.

         In February 1992, the Company licensed from the Purdue Research Foundation ("Purdue") exclusive U.S. rights under a patent issued to Purdue for dihydrexidine and to new analogs of this compound in exchange for royalties based on sales. The Company has also filed patent applications for worldwide rights to the use of dihydrexidine to treat dementia by improving cognition, which includes claims directed to an active isomer of dihydrexidine.

         An investigator IND was submitted for dihydrexidine in December 1994, and in mid-1995 a Phase I clinical was initiated with the drug in patients with Parkinson's disease at the National Institutes of Health. The study is assessing the safety and certain parameters of efficacy of several doses of the drug among patients with moderate to severe Parkinson's disease.

THE SUBSIDIARIES

INTERCARDIA, INC.

         Through its 80% owned subsidiary, CPEC, Inc. (formerly Cardiovascular Pharmacology Engineering and Consultants, Inc.), Intercardia has licensed exclusive worldwide rights to bucindolol, a cardiovascular drug in advanced clinical testing for the treatment of congestive heart failure.

         Congestive heart failure is a syndrome of progressive degeneration of cardiac function and is generally defined as the inability of the heart to pump sufficient volume of blood for proper functioning of vital organs. Congestive heart failure is caused by a number of conditions that produce a primary injury or stress to the heart muscle. Regardless of the cause of the primary damage, the body will activate compensatory mechanisms in an attempt to maintain cardiac output. These mechanisms include activation of beta-adrenergic receptors on cells located in the heart and vascular system. Chronic activation of these receptors are believed to contribute to the continual worsening of cardiac function and high mortality.

         Originally developed by Bristol-Myers Squibb Company ("BMS") and licensed by BMS to CPEC in exchange for royalties based on sales, Bucindolol is a non-selective beta-blocker with mild vasodilating properties that works by blocking beta-adrenergic receptors on cells located in the heart and vascular system. The Company believes that vasodilating non-selective beta-blockers such as bucindolol possess potential advantages over earlier beta-blockers (some of which are contra-indicated for congestive heart failure) and represent a promising approach to the treatment of congestive heart failure. Bucindolol is expected to be used in addition to other drugs for the treatment of congestive heart failure.

         A Phase III clinical trial began in June 1995 among patients with congestive heart failure. Known as BEST (Beta-blocker Evaluation of Survival Trial), the bucindolol study is being conducted by the National Institutes of Health ("NIH") and the Department of Veterans Affairs ("VA"). The BEST study is expected to include up to 2,800 patients at approximately 90 clinical centers throughout the U.S. As of December 14, 1995, 348 patients had been randomized. All patients are expected to receive a minimum follow-up of 18 months, giving a potential maximum duration for the study of four and one-half years.

         The NIH and VA have committed up to $15.75 million primary funding for the BEST study, with specific levels of NIH and VA funding to be based upon patient enrollment milestones. Intercardia has agreed to commit up to $2 million over the course of the study (of which $750,000 has been paid), in addition to supplying the drug and providing monitoring services estimated to cost an additional $2.5 million.

         In December 1995, Intercardia entered into an agreement with Astra Merck Inc. ("Astra Merck") for the development, commercialization and marketing in the U.S. of a twice-daily formulation of bucindolol for the treatment of congestive heart failure. Under the terms of the agreement, Astra Merck made a $5 million initial payment to Intercardia and agreed to fund development, marketing and manufacturing costs for bucindolol, including Intercardia's costs related to the BEST study. Astra Merck agreed to market bucindolol, with Intercardia retaining certain co-promotion rights.

         In addition, Intercardia would receive additional payments based upon milestones related to FDA approval and the achievement of specified levels of sales. Intercardia is entitled to royalties of 15% of the first $110 million per year in net sales and 30% of yearly net sales above $110 million, adjusted for inflation . Intercardia is committed to reimburse Astra Merck $10 million in December 1997 and, through the first 12 months of commercial sales, to reimburse one-third of the launch costs up to $11 million. In the event Intercardia does not make these payments, the royalty rate declines to 7% of net sales.

         The Company is aware that carvedilol, also a vasodilating non-selective beta-blocker, is owned by Boehringer Mannheim GmbH and licensed in the U.S. and certain other countries to SmithKline Beecham PLC, and could receive approval by the FDA for marketing as a treatment for congestive heart failure prior to bucindolol. See "Competition".

         The U.S. composition of matter patent on bucindolol expires in 1997 prior to the anticipated launch of the product. Intercardia intends to pursue up to five years' market exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the Waxman-Hatch Act).

         The $1.8 million purchase price for the 80% of CPEC acquired by Intercardia in September 1994 consisted of (i) 170,000 shares of Interneuron's Common Stock, (ii) payments to shareholders of CPEC and other related expenses and assumed liabilities totaling approximately $1 million and (iii) future issuances of Interneuron's Common Stock based on achieving the milestones of filing an NDA and receiving an approval letter from the FDA for bucindolol. Interneuron intends to offer to purchase the remaining 20% of CPEC for shares of Interneuron's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Intercardia's preclinical research and development activities are focused currently in the area of antioxidant small molecules. These compounds have potential to address diseases involving toxicities associated with excess oxygen free radicals and regulation of nitric oxide levels. These diseases include asthma, neonatal respiratory syndrome, adult respiratory distress syndrome and stroke.

         Intercardia may implement its expansion strategy by establishing additional subsidiaries for targeted development programs. Intercardia expects to seek additional corporate collaborations to fund the development and commercialization of bucindolol outside the U.S. and other projects. In December 1995, Intercardia filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of 2,200,000 shares of Common Stock. Interneuron has expressed its interest in purchasing $5,000,000 of Intercardia's Common Stock offered at the initial public offering price. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." As of December 18, 1995, the Company owned approximately 88% of the outstanding securities of Intercardia, which percentage would decrease to approximately 64% if the Intercardia initial public offering is completed on the terms proposed, before exercise of any options or warrants. Clayton I. Duncan is the president and chief executive officer of Intercardia, which had eight employees as of December 18, 1995.

PROGENITOR, INC.

         Progenitor is engaged in research and development of a group of related, proprietary research technologies aimed at the discovery of medically important targets and therapeutic drug leads. This system applies genomics approaches to the discovery of novel receptors and growth factors using stem cell sources from early developmental tissues. Genomics then are combined with biology through assays which rely on the control of gene expression to define the function of significant gene products, receptor targets and stem cells.


GENE THERAPY
------------
         Progenitor has acquired and is developing a number of gene therapy vectors, or delivery systems, that are being investigated for their use to treat a broad range of conditions. Progenitor is investigating a series of vectors that can be used in dividing or non-dividing cells. These vectors, licensed from Ohio University and from the Albert Einstein College of Medicine ("AECOM"), are designed to provide flexibility in treating a variety of conditions through gene therapy. Vectors under development by Progenitor include a nonviral, cytoplasmic vector (T7T7); virus-based vectors that integrate with the host cell genome; and hybrid vectors, packaged and delivered as retroviral vectors that enter the host cell nucleus but do not integrate.

         Progenitor has also licensed from Vanderbilt University exclusive worldwide rights to a gene known as del-1, including a related patent application co-discovered by researchers at Progenitor and Vanderbilt. This gene expresses a protein that may play a central role in the early development and growth of blood vessels. Progenitor also has licensed rights to certain aspects of its gene transfer technology from the Wisconsin Alumni Research Foundation. The license was granted in exchange for royalties based on sales. Additional patent applications have been filed to cover novel genes discovered by Progenitor. One application covers a novel human hematopoietin receptor which appears to play a role in the development of early stem cells in the blood forming systems. This gene provides a new target for novel cancer drugs and imaging agents. A patent application has also been filed relating to the T7T7 gene vector technology licensed from Ohio University. See "Agreements."

         In April 1995, Progenitor and Chiron Corporation ("Chiron") signed an agreement to collaborate in the development and commercialization of Progenitor's proprietary gene therapy technology focused on Progenitor's nonviral delivery and expression system. Progenitor licensed to Chiron proprietary vector technology applicable to a number of therapeutic and vaccine products for certain cancers, cardiovascular disorders and infectious diseases, for which Chiron gains certain exclusive manufacturing and marketing rights. All rights to product applications of the technology that are not specifically included in the agreement are retained by Progenitor. The two companies will jointly continue development of Progenitor's lead gene therapy product for the treatment of solid-tumor cancers. Chiron will supply clinical and commercial manufacturing for the collaboration's products and would be a preferred manufacturer for the product fields retained by Progenitor.

         Upon execution of the agreement with Chiron, Progenitor received an initial payment of $2.5 million, and is required to spend up to $750,000 to reimburse Chiron for manufacturing costs. Progenitor will receive an additional $500,000 payment in January 1996. The agreement encompasses a minimum of eleven potential products subject to the research and development collaboration. Progenitor will receive additional payments for each product based upon the achievement of defined mostly late-stage clinical development and regulatory filing milestones. In addition, Progenitor would receive royalties from commercial sales of products resulting from the collaboration. The first application of the technology under the collaboration with Chiron is expected to be the pre-clinical and clinical development of a highly selective treatment for solid-tumor cancers that sensitizes tumors to destruction. Progenitor anticipates the filing of an IND in 1996 to begin clinical testing with this initial product.

HEMATOPOIETIC RECEPTORS AND GROWTH FACTORS
------------------------------------------
         Progenitor is engaged in identifying and isolating novel hematopoietic receptors (proteins that span the cell membrane and convey signals within the receiving cell) and growth factors critical in the maturation of early-stage cells, known as progenitor stem cells, into cellular elements of the hematopoietic system. The hematopoietic system contains the cellular components of the blood and immune system.

         Progenitor scientists have isolated, cloned and sequenced one novel human hematopoietic receptor, have identified a number of additional receptors, and are continuing to apply Progenitor's screening technology to identify families of hematopoietic receptors in order to identify new receptors with distinguishing characteristics.

         In addition, Progenitor is in the process of purifying and characterizing a novel growth factor produced by murine yolk-sac derived progenitor stem cells. Previously, most hematopoietic growth factors have been isolated from adult tissue.

         In June 1995, Progenitor and ZymoGenetics, Inc., a subsidiary of Novo Nordisk A/S ("ZymoGenetics") , entered into a research, development and commercialization agreement. Under the agreement, ZymoGenetics will gain access to two proprietary therapeutic growth factor projects that address early development of the hematopoietic system and may be valuable in cancer therapy and as treatments for diseases of the blood and immune systems.

         The initial stages of this agreement include the evaluation of the technology and provision of scientific resources by ZymoGenetics for the development of these two projects. If the first stage is completed successfully, in later stages, Progenitor could also receive funding for research and development and additional payments contingent on achieving late-stage development and regulatory approval milestones for both products. Progenitor would also receive royalties from commercial sales. ZymoGenetics has the right to manufacture and market, on an exclusive worldwide basis, products developed from this collaboration. Progenitor will retain its core discovery technologies which gave rise to the product leads and all rights to additional leads, some already identified, which are not subject to the agreement.

STEM CELLS
----------
         Progenitor has devised proprietary methods to isolate, culture and characterize murine and human yolk sac stem cell lines. Stem cells are early stage cells with the ability to reproduce and become secondary, more specific kinds of cells. As stem cells differentiate, they commit themselves more and more to a particular cell lineage, until they can form only one kind of cell.

         Progenitor has derived certain cells from the yolk sac which can self-replicate and are believed to be the precursors of cells responsible for formation and function of endothelium (the cells that line the blood vessels and the heart) and the hematopoietic system (the basis for proliferation and function of the various cellular components of the blood and immune system).

         Progenitor has licensed from Ohio University the exclusive worldwide rights to patents relating to yolk sac stem cells and related technologies in exchange for royalties based on sales and an equity investment in Progenitor. One United States patent has been issued and several additional applications have been filed in the United States

         Progenitor's research is at a very early stage of development and Progenitor requires significant additional funds to complete development, conduct pre-clinical and clinical testing and pursue regulatory review of any potential products. Although Progenitor has entered into certain corporate collaborations and is engaged in discussions with third parties relating to other collaborations or business combinations there can be no assurance that any collaborations or business combinations will result in sufficient funding to develop and commercialize any products. In such event Progenitor would be required to reduce or eliminate certain operations.

         As of December 18, 1995, Progenitor had 23 full-time employees. Douglass B. Given, M.D., Ph.D. is Progenitor's president and chief executive officer. As of December 18, 1995, Interneuron owned 78% of the outstanding securities of Progenitor.


TRANSCELL TECHNOLOGIES, INC.

         Transcell is engaged in developing new pharmaceutical products using core technologies in the field of carbohydrate chemistry. Transcell's core technologies are directed toward (1) drug discovery based on the chemical synthesis of complex carbohydrate compounds known as oligosaccharides, and (2) the development of new carrier compounds for transport and/or targeted delivery of a wide variety of drugs, including gene-based therapeutics, directly into cells. Transcell holds the exclusive, worldwide license to its core technologies from Princeton University, where Daniel Kahne, Ph.D., and Suzanne Walker, Ph.D., consultants to Transcell, performed Transcell's founding scientific research.

COMBINATORIAL CHEMISTRY
-----------------------
         The drug synthesis technology under development by Transcell involves methods of synthesizing oligosaccharides, which are novel, carbohydrate molecules, for therapeutic use. Oligosaccharides are present on all cell surfaces and, in different configurations, are integral to virtually all inter-cellular activities, including viral, bacterial and immune system interactions. Although oligosaccharides have become a major focus of current research, the advancement of development programs for carbohydrate-based products has been severely limited by the obstacles associated with traditional methods of synthesizing oligosaccharides, such as lack of specificity, low yields and relatively long production periods. Transcell believes its novel carbohydrate synthesis technology may reduce these obstacles, producing oligosaccharide compounds and glycoconjugates more efficiently and in fewer steps, with both solution and the solid phase methods.

         Transcell is applying this technology to produce libraries of carbohydrates and glycoconjugates for screening lead drug candidates. Transcell's combinatorial chemistry approach in this area is based upon investigating the synthesis of both random libraries of carbohydrates and carbohydrates directed to a specific therapeutic target. Transcell's technology is also directed toward adding carbohydrate components to existing molecules (glycoconjugates) to improve the overall efficacy and toxicity profile of the parent compound. Three patent applications by Transcell are currently pending in the U.S. covering various aspects of the synthesis of obligosaccharides, and Transcell has received a notice of allowance of one of such patents.

         In December 1994, Transcell entered into a research collaboration and license agreement with Biocure Ltd., a U.K. corporation, for the discovery and development of certain oligosaccharides to treat cancer. Transcell is utilizing its proprietary carbohydrate chemistry to synthesize more potent analogs of Biocure's drug candidate, MT2, a small carbohydrate derivative. Transcell is also responsible for the characterization of the key structural features important to the activity of MT2. In addition to receiving a commitment from Biocure to provide limited research funding through May 1996, Transcell will receive the exclusive rights, including sublicensing rights, to MT2 and any other compounds discovered under the agreement for anti-cancer indications in the United States and Canada.

DRUG TRANSPORT
--------------
         Transcell's second core technology is focused on the delivery of therapeutic compounds across various membranes, utilizing a family of "carrier" compounds known as TransphoresTM. Biological membranes are essentially impermeable to many molecules, including proteins and oligonucleotides, thereby decreasing the efficacy of diagnostics or therapeutics that are based on such compounds. Limited pre-clinical studies involving Transphores and diverse therapeutic compounds are being conducted in Transcell's laboratories, in commercial contract research laboratories and by certain pharmaceutical companies under material evaluation agreements or research collaboration agreements. In addition to the gene therapy area, Transcell is targeting Transphores for application for the resolution of bioavailability and toxicity issues of drugs, including proteins, peptides and other small molecules, under development by traditional pharmaceutical companies, and the extentions of the proprietary position of existing FDA approved drugs coming off patent. Two patents in the United States have been issued on this technology.
Other patent applications, including foreign counterparts, are pending.

GENE THERAPY
------------
         Transcell has synthesized a series of novel compounds which may permit the transport (transfection) of DNA or antisense into cells without the use of a virus-based delivery mechanisim. In connection with this technology Transcell was awarded a Phase I Small Business Innovative Research (SBIR) grant to evaluate its technology in delivering antisense compounds to diverse therapeutic targets. Pre-clinical studies involving these compounds are being conducted in Transcell's laboratories, in commercial contract research laboratories, at academic institutions and by certain pharmaceutical companies under material evaluation agreements or research collaboration agreements. Patent applications, including foreign counterparts, covering these compounds and their use are pending or are being filed.

         Transcell's research is at a very early stage of development and Transcell requires significant additional funds to complete development, conduct pre-clinical and clinical testing and pursue regulatory review of any potential products. Transcell is seeking to enter into collaborations or business combinations to pursue development of its technologies but has no agreements with respect to any significant collaborations. There can be no assurance that Transcell's efforts to obtain such additional funding or collaborations will be successful, in which case Transcell would be required to reduce or eliminate certain operations.

         Elizabeth E. Tallett is the president and chief executive officer of Transcell, which had 25 employees as of December 18, 1995. As of December 18, 1995, Interneuron owned 79% of the outstanding securities of Transcell.

INTERNUTRIA, INC.

         In April 1995, Interneuron formed InterNutria to develop and market nutritional products and support services for the dietary management of medical and non-medical conditions.InterNutria is expected to have a consumer-oriented commercialization focus. InterNutria will focus upon specially formulated nutritional products primarily based on research conducted by its scientific founder, Judith Wurtman, Ph.D., a research scientist at MIT.

         Dr. Wurtman's research has examined the connection between food, behavior and the brain, and how modifications of food intake can enhance the synthesis and release of certain neurotransmitters and thus enhance control over behavior, performance and disease states. InterNutria expects to market most of its products as dietary supplements or medical foods. These are nutritional products which have been uniquely developed to provide medical, health or performance benefit, including the management of disease states.

         In December 1995, InterNutria agreed to acquire technology, including a patent application and know-how, from Walden Laboratories, Inc. ("Walden") that is expected to lead to the first product of InterNutria, PMS EscapeTM in exchange for $2.4 million, payable in two installments of Interneuron Common Stock, the first in late 1996 and the second in late 1997, at the then-prevailing market price. InterNutria plans to conduct a regional test launch of the product in 1996. PMS Escape is being formulated as a dietary supplement for women with pre-menstrual syndrome. Interneuron's Chairman and principal stockholder and Judith Wurtman are stockholders of Walden, but will not receive any of the purchase price.

         James F. Pomroy is the chairman and Lewis D. Lepene is the president and chief executive officer of InterNutria, which had four employees as of December 18, 1995. As of December 18, 1995, the Company owned 100% of the outstanding securities of InterNutria.

MANUFACTURING AND MARKETING

         The Company has no manufacturing facilities and limited marketing capabilities. In general, the Company intends to rely primarily on third parties for manufacturing and marketing its products. For certain products, including dexfenfluramine, low-dose melatonin and InterNutria's dietary supplements and medical foods, the Company and its Subsidiaries may conduct certain marketing activities in the United States directly. Such activities may include a combination of educational programs to professional audiences, sales force activities or direct advertising and promotion.

         With respect to the marketing and manufacture of dexfenfluramine, the Company has sublicensed exclusive marketing rights to AHP, while retaining co-promotion rights. Under the Servier Agreements, the Company is required to purchase for five years from commercial introduction all requirements of dexfenfluramine bulk chemical for incorporation into the finished dosage formulation from a designee of Servier. In November 1995, Interneuron entered into a contract manufacturing agreement with Boehringer for the production of commercial scale quantities of the finished dosage formulation of dexfenfluramine, in capsule form. Boehringer will process active material, encapsulate and package the finished dexfenfluramine product. See "Agreements - Dexfenfluramine Agreements."

         In December 1995, Intercardia entered into an agreement with Astra Merck for the U.S. development and marketing of bucindolol. A steering committee consisting of representatives of Intercardia and Astra Merck will select a third party manufacturer for bucindolol. Astra Merck agreed to conduct sales and marketing of bucindolol in the U.S., with Intercardia retaining copromotion rights. The two companies will share development and initial marketing costs for bucindolol in the U.S., and Astra Merck will pay royalties to Intercardia on net sales of bucindolol. See "Agreements - Intercardia Agreements."

         In March 1995, Progenitor entered into an agreement with Chiron to collaborate in the development and commercialization of Progenitor's gene therapy technology. The agreement establishes a research and development collaboration between Progenitor and Chiron in selected cancer fields, and licenses to Chiron proprietary vector technology applicable to a number of therapeutic and vaccine products for certain cancers, cardiovascular disorders and infectious diseases, for which Chiron gains certain exclusive manufacturing and marketing rights. Chiron agreed to supply clinical and commercial manufacturing for any products resulting from the collaboration and would be a preferred manufacturer for the product fields retained by Progenitor.

         In May 1995, Progenitor and ZymoGenetics entered into a research, development and commercialization agreement. Under the agreement, Novo Nordisk will gain access to two proprietary therapeutic growth factor projects that address early development of the hematopoietic (blood-cell formation) system and may be valuable in cancer therapy and as treatments for diseases of the blood and immune systems. ZymoGenetics has the right to manufacture and market, on an exclusive worldwide basis, any products developed from this collaboration. See "Agreements -Progenitor Agreements."

         The Company expects that it will continue to seek to enter into collaborative arrangements with pharmaceutical and other companies for the development, manufacturing and marketing of products requiring broad marketing capabilities and for overseas marketing. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances and for commercial scale manufacturing. These collaborators are expected to be granted exclusive or semi-exclusive rights to sell specific products in particular geographic territories in exchange for a royalty, joint venture, equity investments, co-marketing or other financial interest. Such collaborative arrangements could result in lower revenues than if the Company markets a product itself.

         In the event the Company determines to establish its own manufacturing or marketing capabilities, it will require substantial additional funds, manufacturing facilities and equipment, and personnel. For example, the Company may seek to market certain products, assuming FDA approval, if required, is obtained, by developing an internal sales force or through contract sales representatives, directly to selected groups of physician specialists likely to prescribe the product and expects to conduct a regional test launch of Melzone and PMS Escape. In such event, the Company would be responsible for all costs associated with developing, manufacturing and marketing the product.

AGREEMENTS

DEXFENFLURAMINE AGREEMENTS
--------------------------
          AHP AGREEMENTS
          --------------
         In November 1992, the Company entered into a series of agreements (the "AHP Agreements") which granted American Home Products Corp. (formerly American Cyanamid) ("AHP") the exclusive right to manufacture and market dexfenfluramine in the United States for use in treating obesity associated with abnormal carbohydrate craving, with Interneuron retaining co-promotion rights, for a term of 15 years commencing on the date dexfenfluramine is first commercially introduced by AHP subject to earlier termination.

         Upon execution of the AHP Agreements, the Company received $2 million in cash and sold to AHP 239,425 shares of Series B Preferred Stock for a purchase price of $3 million. After the filing of the NDA in May 1993, the Company received a milestone payment of $2.5 million from AHP and sold AHP 5,000 shares of Series C Preferred Stock for a purchase price of $500,000. As a result of anti-dilution adjustments, as of December 18, 1995, AHP owned shares of Interneuron Preferred Stock convertible into an aggregate of 622,221 shares of Common Stock. AHP is obligated to make additional payments and purchase additional shares of preferred stock pursuant to the AHP Agreements upon the achievement of specified milestones, including approval of the NDA , descheduling of the drug, and the achievement of specified levels of net sales. AHP is also responsible for reimbursing the Company for certain expenditures related to clinical development, Phase IV studies and market surveillance for abuse potential.

         The AHP Agreements provide for base royalties to the Company of 11.5% of AHP's net sales (equal to the royalty required to be paid by the Company to Servier) and for additional royalties, ranging from a minimum of 5% of the first $50 million of net sales if dexfenfluramine is not descheduled to a maximum of 12% of net sales over $200 million if dexfenfluramine is descheduled and the Company does not manufacture the finished dosage formulation of dexfenfluramine (subject to reduction if generic drug competition exceeds a specified market share percentage).

         Interneuron also agreed to sell to AHP and AHP agreed to purchase from Interneuron for five years from commercial introduction of dexfenfluramine all of AHP's requirements for dexfenfluramine in bulk chemical form at a purchase price equal to the price required to be paid by Interneuron to Servier. In the event Interneuron is unable to supply bulk chemical for a specified period, Servier will either provide it directly to AHP or arrange for it to be sold to AHP on mutually acceptable terms.

         Each of Interneuron and AHP agreed to indemnify the other from losses or damages arising from breach of the AHP Agreements or from injuries resulting from the use of the drug under certain conditions and Interneuron agreed to indemnify AHP from any patent infringement action instituted by a third party.

         AHP has the right to terminate its sublicense at any time prior to its first commercial sale of dexfenfluramine or, upon 12 months notice to Interneuron, after such first commercial sale. The AHP Agreements provide that Servier has the right to withdraw its consent to the sublicense in the event that any entity acquires stock in AHP sufficient to elect a majority of AHP's Board of Directors or otherwise obtains control of AHP, provided that no such termination shall occur if AHP or its successor achieves minimum net sales of $75 million in the first marketing year or $100 million thereafter or pays Servier amounts it would have been entitled to if AHP had achieved such minimum net sales. Servier consented to the AHP acquisition of American Cyanamid.

         SERVIER AGREEMENTS
         ------------------
         The Servier Agreements, entered into in February 1990 and as subsequently amended, grant the Company an exclusive right to market dexfenfluramine in the United States to treat obesity associated with abnormal carbohydrate craving for a term of 15 years from the date dexfenfluramine is first marketed in the United States. The agreements provide for royalties of 11.5% of net sales, with minimum royalties based on the achievement of specified net sales. Interneuron is entitled to retain all monetary or non-monetary consideration received by Interneuron under the AHP Agreements, provided that Interneuron continues to pay Servier an annual $300,000 advance royalty through 1996. Such advance royalties will not be credited against royalties payable by the Company with respect to product sales. The license includes rights to Servier's trademark Redux.

         Servier has the right to terminate the license agreement upon the occurrence of certain events, including a sale or transfer of a substantial part of the Company's assets or a majority of its stockholdings (other than in connection with a public offering), an acquisition by any party (other than existing stockholders or their affiliates as of the date of the Servier Agreements) of a 20% beneficial interest in the Company, or if the Company manifests an intent to market a substantially similar pharmaceutical product.

         An affiliate of Servier has agreed to supply the Company with, and the Company has agreed to purchase, all of the Company's bulk chemical requirements for dexfenfluramine for incorporation into the finished dosage formulation, subject to provisions for alternate supply if the Company's requirements cannot be satisfied. The purchase price is fixed, subject to annual increases to cover production costs. The supply agreement is for a term expiring five years from the date of commercial introduction of dexfenfluramine, and is automatically extended for an additional five-year term, subject to provisions for termination for a third party supplier under certain conditions.

         BOEHRINGER INGELHEIM AGREEMENT
         ------------------------------
         In November 1995, Interneuron entered into an exclusive manufacturing agreement with Boehringer under which Boehringer agreed to supply, and Interneuron agreed to purchase from Boehringer, all of its requirements for dexfenfluramine capsules. The contract, which expires December 31, 1998, contains certain minimum purchase and insurance commitments by Interneuron and requires conformance by Boehringer to the FDA's Good Manufacturing Practices regulations. The agreement provides for Interneuron to be able to qualify a second source manufacturer under certain conditions.

         FERRER AGREEMENT
         ----------------
         In January 1993, the Company entered into a license and supply agreement with Ferrer granting the Company the exclusive right to make, use and sell any products or processes developed with respect to patent rights relating to the use of citicoline in exchange for an up-front license fee to be credited against royalties based on sales. The Company's license includes patent and know-how rights in the United States and know-how rights in Canada, and is for a period coextensive with Ferrer's license from MIT. The underlying United States patent expires in 2003. See "Proprietary Rights". The agreement also provides that Ferrer shall, subject to certain limitations, be the exclusive supplier at a fixed price of raw materials required for the manufacture of any product developed under such patent rights.

         RPR AGREEMENT
         -------------
         In February 1994, the Company licensed from RPR exclusive worldwide rights to Pagoclone, a patented compound, for use as an anti-anxiety drug, together with related know-how, in exchange for license fees, millstone payments and royalties based on sales.

         ELAN AGREEMENT
         --------------
         In September l993, the Company licensed to Elan, upon Elan's exercise of a April 1991 option, exclusive worldwide rights to manufacture and market the Parkinson's product (Hearty Balance), including patent rights and related know-how, in exchange for a $5.4 million advance royalty and running royalties of 5% based on product sales. The advance royalty will be credited against 2% of running royalties until recovered. The license includes two United States patents, one United States patent application, and corresponding foreign patents and patent applications and terminates on the last to expire of these patent rights. The Company agreed not to market a competitive product, except for a drug which requires an NDA for marketing in the U.S. Each of the Company and Elan agreed to indemnify the other for certain claims and expenses.


MIT LICENSES
------------
         In March 1994, Interneuron entered into a license agreement with MIT granting Interneuron an exclusive worldwide license to a number of patent rights and related technology, including a patent covering a low-dose formulation of melatonin for use in inducing sleep, in exchange for an initial license fee and royalties based on sales.

         Interneuron also licensed from MIT in February 1992, upon exercise of a May 1989 option, a number of other patent rights in exchange for a license fee and royalties based on sales (the "MIT License"). The MIT License covers a number of U.S. patents and foreign counterparts and any related improvements (subject to certain exclusions), with respect to which Dr. Wurtman was the inventor or co-inventor. Interneuron's license is exclusive for the longer of the first 12 years following commercialization of an individual licensed product or 2007. The patents underlying the MIT License expire at various times commencing in 1997.

         The MIT License includes a patent covering the use of a choline source to reduce fatigue caused by intense exercise. This license is subject to, and limited by, a license previously granted by MIT to another company, which licensed two United States patents relating to the use of lecithin in capsule, granular or liquid form (but not in food form or as part of a prescription drug) for raising blood choline levels. As the Company expects its proposed choline sports drink to be in a food form (e.g., a drink), it does not believe this license will materially restrict its ability to market this proposed product. Although the Company believes this product will be considered a food or a dietary supplement, there can be no assurance that the FDA will not regulate it as a drug, thereby requiring the filing and approval of an NDA.

VERYFINE AGREEMENT
------------------
         In October 1995, the Company entered into a letter agreement with Veryfine Products Inc. ("Veryfine") to re-acquire from Veryfine exclusive rights to manufacture and sell in the United States a choline sports drink (Boston Sports SupplementTM). InterNutria expects to test market the Boston Sports Supplement on a regional basis in 1996.

PROGENITOR AGREEMENTS
---------------------
         CHIRON AGREEMENT
         ----------------
         In March 1995, Progenitor entered into an agreement with Chiron to collaborate in the development and commercialization of Progenitor's gene therapy technology. The agreement establishes a research and development collaboration between Progenitor and Chiron in selected cancer fields, and licenses to Chiron proprietary vector technology applicable to a number of therapeutic and vaccine products for certain cancers, cardiovascular disorders and infectious diseases, for which Chiron gains certain exclusive manufacturing and marketing rights. All rights to product applications of the technology that are not specifically included in the agreement are retained by Progenitor. The two companies will jointly continue development of Progenitor's lead gene therapy product for the treatment of solid-tumor cancers. Progenitor retains rights to co-invest and to participate in product revenues based on its contributions. Chiron will supply clinical and commercial manufacturing for the collaboration's products and would be a preferred manufacturer for the product fields retained by Progenitor. Upon execution of the agreement, Progenitor received an initial payment of $2.5 million, up to $750,000 of which is committed to share in certain start-up nonviral gene therapy manufacturing costs at Chiron. The agreement provides for Progenitor to receive an additional $500,000 in January 1996 and additional payments based upon the achievement of defined, mostly late-stage clinical development and regulatory milestones. The agreement encompasses a minimum of eleven potential products subject to the research and development collaboration that Chiron may take forward for clinical development. Progenitor would also receive royalties from commercial sales of any products resulting from the collaboration.

         ZYMOGENETICS AGREEMENT
         ----------------------
         In May 1995, Progenitor and ZymoGenetics entered into a research, development and commercialization agreement. Under the agreement, ZymoGenetics will gain access to two proprietary therapeutic growth factor projects that address early development of the hematopoietic (blood-cell formation) system and may be valuable in cancer therapy and as treatments for diseases of the blood and immune systems. The initial stages of this agreement will include the provision of scientific resources by ZymoGenetics for the development of these two projects. If the first stage is completed successfully, Progenitor could also receive license fees and additional payments contingent on achieving late stage development and regulatory approval milestones for both products. These payments are contingent upon the achievement of all milestones for both projects. Progenitor would also receive royalties from commercial sales. ZymoGenetics has the right to manufacture and market, on an exclusive worldwide basis, products developed from this collaboration.

         OTHER PROGENITOR AGREEMENTS
         ---------------------------
         Progenitor entered into a license agreement and a sponsored research agreement with Ohio University in January 1992, as amended in October 1993. The license agreement grants Progenitor the exclusive worldwide license to patent and other rights to yolk sac stem cells, gene therapy technologies, and related technologies in exchange for royalties based on net sales and an equity investment in Progenitor. One United States patent and several foreign patents have been issued, three patent applications are pending in the United States, and certain corresponding foreign applications are pending. The research agreement requires Progenitor to fund specified levels of research and related expenses incurred by Ohio University, as well as any additional costs approved in advance by Progenitor.

         In connection with the foregoing agreements, Progenitor issued 5% of its equity to the Ohio University Foundation. Until an initial public offering of Progenitor is consummated, the Ohio University Foundation is entitled to increase its ownership interest to 6.25% by purchasing additional equity at a price equal to 50% of the offering price of common stock in any such initial public offering. The Ohio University Foundation currently owns approximately 4.5% of Progenitor's capital stock. If Progenitor has not completed an initial public offering by March 27, 1998, the Ohio University Foundation can require Progenitor to repurchase their stock at the appraised value.

         The license agreement also contains certain requirements relating to the management and operations of Progenitor, including the nomination of two Ohio University designees to the Board of Directors of Progenitor.

         In February 1994, Progenitor licensed from AECOM certain gene therapy technology, including vectors for targeted gene delivery and any patent rights obtained thereon, in exchange for a license fee and royalties based on sales. Patent applications on this technology are currently being prepared.

         In July 1995, Progenitor licensed from Vanderbilt University exclusive worldwide rights to a patent application covering a gene that may play a role in the development and growth of blood vessels. The gene was co-discovered by Progenitor and Vanderbilt. The license was granted in exchange for royalties based on sales.

TRANSCELL AGREEMENTS
--------------------
         In January 1992 and October 1993, Transcell entered into license agreements with Princeton pursuant to which Transcell was granted exclusive worldwide licenses to specified patent applications and any patents that issue therefrom, including any derivative patent applications or patents that issue, relating to certain technology funded by Transcell and any licensed products, in exchange for an upfront license fee and royalties based on sales. The license agreements provide for Transcell to use its best efforts to commercialize the licensed products or processes, including satisfying milestones.

INTERCARDIA AGREEMENTS
----------------------
         ASTRA MERCK AGREEMENT
         ---------------------
         In December 1995, Intercardia executed a development and marketing collaboration and license agreement with Astra Merck Inc. to provide for the development, commercialization and marketing of a twice-daily formulation of Bucindolol for the treatment of congestive heart failure in the U.S. (the "Astra Merck Collaboration"). The Astra Merck Collaboration requires Astra Merck to make certain payments to Intercardia (including a $5.0 million payment made upon the execution of the Astra Merck Collaboration) and to assume Intercardia's obligations with respect to the funding of the BEST study and to BMS. Astra Merck and Intercardia will share the U.S.

development and initial marketing costs of the formulation in the U.S. Intercardia has retained U.S. rights to a once-daily formulation of bucindolol, as well as rights for all formulations of bucindolol outside of the U.S.

         BRISTOL-MYERS SQUIBB AGREEMENT
         ------------------------------
         Through CPEC, Intercardia has an exclusive worldwide license to bucindolol from BMS for pharmaceutical therapy for congestive heart failure and left ventricular function. The license requires the Company to conduct all appropriate and necessary clinical trials and to take all actions that are reasonably necessary for the preparation and filing of an NDA and a comparable application in at least one Western European country. Intercardia is obligated to pay royalties on net product sales during the term of the bucindolol license, and must pay all or a portion of patent prosecution, maintenance and defense costs. Intercardia may terminate the bucindolol license on a country-by-country basis by written notice to Bristol-Myers, and either party may terminate the bucindolol license upon a breach by the other party which remains uncured for 60 days after receipt of written notice thereof. Unless so terminated, the bucindolol license continues, with respect to each country, until the patent on bucindolol issued in that country expires or has been found invalid, or, if later, 15 years after first commercial sale of bucindolol (subject to two five-year renewals at Intercardia's option).


GOVERNMENT REGULATION

         Most of the Company's products will require regulatory clearance prior to commercialization. The nature and extent of regulation differs with respect to different products. In order to test, produce and market certain therapeutic products in the United States, mandatory procedures and safety standards, approval processes, and manufacturing and marketing practices established by the FDA must be satisfied.

         An IND application is required before human clinical use in the United States of a new drug compound or biological product can commence. The IND application includes results of pre-clinical (animal) studies evaluating the safety and efficacy of the drug and detailed description of the clinical investigations to be undertaken.

         Clinical trials are normally done in three phases. Phase I trials are concerned primarily with the safety and preliminary effectiveness of the product. Phase II trials are designed primarily to demonstrate effectiveness in treating the disease or condition for which the product is limited, although short-term side effects and risks in people whose health is impaired may also be examined. Phase III trials are expanded clinical trials intended to gather additional information on safety and effectiveness needed to clarify the product's benefit-risk relationship, discover less common side effects and adverse reactions, and generate information for proper labeling of the drug. The FDA receives reports on the progress of each phase of clinical testing, and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients.

         With certain exceptions, once clinical testing is completed, the sponsor can submit an NDA for approval of a drug or Product License Application ("PLA") for approval of a biologic. The FDA's review of an NDA or PLA is lengthy. In addition, an establishment license application is required to be filed with and approved by the FDA for the manufacturing facility for a biologic.

         The precise regulatory standards to which Progenitor's proposed products eventually will be held are uncertain due to the uniqueness of the therapies under development and the lack of regulatory policy associated with bone marrow transplantation. The Company assumes that Progenitor's therapeutic products will be subjected to clinical testing similar to that of a drug in addition to other FDA and international approval processes. The Company expects that the majority, if not all, of the therapeutic products developed by Progenitor will be classified by the FDA as biological products.

         It is possible that certain of the products being developed by Progenitor will be regulated by the FDA as drugs or as medical devices. The FDA approval process for medical devices differs from that for drugs or biologics but may also be expensive and time- consuming. Progenitor's activities may also be subject to guidelines established by the NIH relating to the transfer of recombinant DNA into humans. All such research, including clinical trials, must be approved by the NIH Recombinant DNA Advisory Committee.

         Under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the "Waxman-Hatch Act"), a patent which claims a product, use or method of manufacture covering certain drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for research and FDA review of the product. Although Interneuron expects to apply for such protection for the use patent covering dexfenfluramine, it is unlikely to receive such an extension. The Waxman-Hatch Act also establishes periods of market exclusivity, which are various periods of time following approval of a drug during which the FDA may not approve, or in certain cases even accept, applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data. Under present regulatory interpretations, the longest period of market exclusivity (five years) may not be available to isomers, such as dexfenfluramine, of a previously approved drug (fenfluramine) whose active ingredient is a mixture of related isomers. The Company is asking the FDA to reconsider this interpretation and it is possible, but not likely, that dexfenfluramine may qualify for this five year period of exclusivity. However, it is probable that the FDA would recognize at least three years of marketing exclusivity for dexfenfluramine such that generic drugs would not be eligible to compete in the marketplace for the first three years after the FDA has approved the marketing of dexfenfluramine.

         The Company believes that citicoline and bucindolol may be entitled to patent extension and to five years of market exclusivity, respectively, under the Waxman-Hatch Act. However, there can be no assurance that the Company will be able to take advantage of either the patent term extension or marketing exclusivity provisions or that other parties will not challenge the Company's rights to such exclusivity.

         Foods with health-related claims will be subject to regulation by the FDA as foods, medical foods, dietary supplements or drugs, and a product's classification will depend, in part, on its intended use as reflected in the claims for the product. If represented for use in the cure, mitigation, treatment or prevention of disease, the product will be regulated as a drug. If no such claims are made, the product may be regulated as a food, a medical food, or a dietary supplement. No explicit or implicit claim that "characterizes the relationship" of a nutrient to a "disease or health-related condition" is permitted in food labeling unless the FDA has authorized that claim by regulation. Any food product that bears an unauthorized health claim is considered misbranded. Medical foods are specifically exempted from the restrictions of making health claims for foods. FDA regulations define a medical food, in part, as "a food which is formulated to be consumed or administered enterally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation." Medical foods occupy an intermediate position between a "food" and a "drug." While a medical food is not now subject to regulation as a drug or to any type of prior approval under the federal food and drug laws, the FDA is in the process of reevaluating its regulation of medical foods and there is no assurance that the FDA's regulatory policies on medical foods will not change.

         Hearty Balance has been marketed as a medical food, which does not at this time require review or approval by the FDA prior to marketing. There can be no assurance that this product will continue to be subject to regulation as a medical food. Classification of this product as a medical food limits the type of claims that can be made in marketing the product. Although the Company believes the low-dose melatonin product and PMS Escape will be considered dietary supplements, there can be no assurance that the FDA will not attempt to regulate them as drugs, thereby requiring the filing of NDAs and review and approval by the FDA prior to marketing. In addition, classification of these two products as dietary supplements limits the types of claims that can be made in marketing.

         The FDA also regulates the substances that may be included in food products. A substance intended for use as a food or to be added to a food may be marketed only if it is generally recognized among qualified experts as safe for its intended use or if it has received FDA approval for such use in the form of a food additive regulation. If the Company develops a food which is, or which contains, a substance that is not generally recognized as safe or approved by the FDA in a food additive regulation for its intended use, then such approval must be obtained prior to the marketing of the product. The Company will be required to present studies showing, among other things, that the substance is safe, and that its use will not promote deception of the consumer or otherwise violate the Federal Food, Drug, and Cosmetic Act. Dietary ingredients used in dietary supplements need not be generally recognized as safe, but they may not present a significant or unreasonable risk of illness or injury.

GENE THERAPY REGULATION
-----------------------
         The NIH has established the NIH Recombinant DNA Advisory Committee (the "RAC") to advise the NIH concerning approval of NIH-supported research involving the use of recombinant DNA. A proposal will be considered by the RAC only after the protocol has been approved by the local Institutional Review Board and Institutional BioSafety Committee of the institution where the trial is to be conducted, which address issues such as the provision of informed consent by human research subjects and the risks to human subjects in relationship to anticipated benefits of the research. All meetings of the RAC are open to the press and public and therefore could subject Progenitor to unfavorable public sentiment regarding human gene therapy which could serve to hinder or delay the widespread commercialization of Progenitor's human gene therapy products. Although the jurisdiction of the NIH currently applies only when NIH-funded research or facilities are involved in any aspect of the protocol, the RAC encourages all gene transfer protocols to be submitted for its review. NIH and FDA are currently considering a revision to the RAC review process to make it applicable only to specific protocols that raise novel issues. Progenitor intends to comply with RAC and NIH guidelines even when, under present policy, it may not be subject to them.

         In addition, the FDA, which has jurisdiction over drug and biological products intended for use in patients, must also review and authorize human trials involving gene therapy, whether or not the research is federally funded, before such human trials can proceed. The FDA requires the submission of an IND application before human trials with new biological drugs can be conducted. Because gene therapy is a novel therapeutic approach, the approval process for clinical trials involving gene therapy is not yet clearly defined. There can be no assurance that Progenitor will be able to comply with future requirements or that its products will be approvable.

         New human gene therapy products are expected to be subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements that will have to be complied with are uncertain at this time due to the novelty of the human gene therapies under development. Currently, each protocol is reviewed by the FDA on a case by case basis. The FDA has published a "Points to Consider" guidance document with respect to the development of gene therapy protocols. The Company believes that certain products developed by Progenitor will be regulated as biological products. In addition, each vector containing a particular gene is expected to be regulated as a separate biological product or new drug, depending upon its intended use and FDA policy. New drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service Act. One or both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of new biologics or other new drug products. At the FDA, the Center for Biologics Evaluation and Research

("CBER") is responsible for the regulation of new biological drugs. CBER has a Division of Cell and Gene Therapy, which is the primary group within the FDA to oversee gene therapy products.

OTHER
-----
         The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal and state statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of drug, biological, medical device and food products. Noncompliance with applicable requirements can result, among other things, in fines, recall or seizure of products, refusal to permit products to be imported into the United States, refusal of the government to approve product approval applications or to allow Interneuron to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution. The FDA may also assess civil penalties for violations of the Federal Food, Drug, and Cosmetic Act involving medical devices.

         There can be no assurance that any required FDA or other governmental approval will be granted, or if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of the Company's proposed products and cause Interneuron to undertake costly procedures. In addition, the extent of potentially adverse government regulations which might arise from future administrative action or legislation cannot be predicted.

PROPRIETARY RIGHTS

         The Company has rights to a number of patents and patent applications. Under the Servier Agreements, the Company has an exclusive license to sell dexfenfluramine in the United States under a patent covering the use of dexfenfluramine to treat abnormal carbohydrate craving, which has been sublicensed by the Company to AHP. The compound patent on dexfenfluramine, which was discovered by Servier, has expired. Use of dexfenfluramine for the treatment of abnormal carbohydrate craving was patented by Drs. Richard Wurtman and Judith Wurtman, consultants to the Company and directors of Interneuron and InterNutria, respectively. This use patent was assigned to MIT and licensed by MIT to Servier, and pursuant to the Servier Agreements, licensed to the Company. The Drs. Wurtman have advised the Company that, in accordance with MIT policy, they are entitled to 50% of the royalties received by MIT in connection with MIT's licensing of dexfenfluramine to Servier. This use patent expires in 2000 although the Company intends to apply for an extension of the expiration date by an amount of time relating to the FDA regulatory review process (but in any event no longer than five additional years). The Company believes however, that any such extension would be for no greater than two to three years, if at all. Upon expiration of the patent, generic drugs claiming the same use covered by the use patent may become available. Fenfluramine is already available in the United States for the treatment of obesity. See "Competition" and "Government Regulation."

         The compound citicoline is not covered by a composition of matter patent. The licensed United States patent covering the administration of citicoline to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine expires in 2003. As described in the licensed patent, such conditions may include the neurological syndromes associated with brain traumas and stroke, but the claims of the licensed patent do not specifically include the use of citicoline for the indications for which the IND has been filed. In addition to any proprietary rights provided by this patent, the Company expects to rely on certain marketing exclusivity regulations of the FDA. In March 1995, the Company filed a patent application relating to the use of citicoline to reduce the size of the area of the stroke, or infarct size.

         Progenitor has licensed from Ohio University one United States patent and several pending United States patent applications relating to stem cell technology and to gene transfer technologies, along with certain corresponding foreign patents and applications. Progenitor has also licensed from AECOM certain gene therapy technology, including any patent rights obtained thereon. Patent applications are currently being prepared. In addition, Progenitor has filed two patent applications filed on novel hematopoietic receptors.

          Transcell has exclusive licenses under two U.S. patents assigned to Princeton University relating to Transcell's drug transport technology. Transcell also has exclusive rights under domestic patent applications and their foreign counterparts relating to oligosaccharide synthesis/combinatorial chemistry, drug transport and gene therapy technologies, and Transcell has received a notice of allowance of a U.S. patent directed to aspects of Transcell's oligosaccharide synthesis/combinatorial chemistry. See "Agreements".

         CPEC has licensed from BMS a compound patent on bucindolol which expires in 1997. Intercardia intends to pursue up to five years' market exclusivity under the Waxman-Hatch Act and also intends to develop a once-daily formulation of the drug. See "Government Regulation."

         There can be no assurance that patent applications filed by the Company or others, in which the Company has an interest as assignee, licensee or prospective licensee, will result in patents being issued or that, if issued, any of such patents will afford protection against competitors with similar technology or products, or could not be designed around or challenged. If the Company is unable to obtain strong proprietary rights protection of its products after obtaining regulatory clearance, competitors may be able to market competing products by obtaining regulatory clearance, through showing equivalency to the Company's product, without being required to conduct the lengthy clinical tests required to be conducted by the Company. The patent situation in the field of biotechnology generally is highly uncertain and involves complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents.

         Products being developed by the Company may conflict with patents which have been or may be granted to competitors, universities or others. Third parties could bring legal actions against the Company claiming patent infringement and seeking damages or to enjoin clinical testing, manufacturing and marketing of the affected product or process. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license, which may not be available, in order to continue to manufacture or market the affected product or use the affected process. The Company also relies upon unpatented proprietary technology and may determine in some cases that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurance can be made that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or disclose such technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. The Company also intends to conduct research on other pharmaceutical compounds or technologies, the rights to which may be held by, or be subject to, patent rights of third parties and accordingly, if products based on such technologies are commercialized, they may infringe such patents or other rights.

COMPETITION

         The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical companies and specialized biotechnology companies are engaged in activities similar to those of the Company. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and, unlike the Company, have significant experience in pre-clinical testing, human clinical trials and other regulatory approval procedures.

         In particular, the marketing of dexfenfluramine may be subject to substantial competition from established pharmaceutical companies. The Company is aware that BASF AG has filed an NDA for sibutramine to treat obesity, and Neurogen Corporation has filed an IND for an anti-obesity drug, NGD 95-1, for which clinical trials are expected to begin in 1996. AHP, also markets fenfluramine under the brand name Pondimin to treat obesity. There can be no assurance that dexfenfluramine, which is expected to be priced higher than Pondimin, will achieve greater market acceptance than or replace sales of Pondimin. AHP also has an anti-obesity compound which the Company believes is in Phase II clinical trials. In addition, the Company is aware that Roche Holdings Ltd. is developing a drug to block fat absorption that is in Phase II clinical trials.

         Competitive factors may include relative price of competitive drugs, which will be a function to some extent of the dosage required for effectiveness as well as the perceived safety and effectiveness of the drugs. In addition, generic or other competitive drugs may be introduced in the United States if FDA approval is obtained, particularly once the use patent expires. These drugs can be expected to be available at a significantly lower price than dexfenfluramine, especially due to the minimum royalties and fixed price provisions the Company is subject to.

         There are currently no FDA approved drugs with an indication for the treatment of stroke. However, there are a number of drugs in clinical trials pursuing such an indication.

         The cardiovascular drug market is highly competitive with many drugs marketed by major multi-national drug companies having substantially greater technical, marketing and financial resources than Intercardia. In particular, carvedilol, a non-selective beta-blocker with vasodilating properties is owned by Boehringer Mannheim GmbH and licensed in the U.S. and certain other countries to SmithKline Beecham. Since 1991, carvedilol has been approved as a treatment for hypertension in several European countries and in September 1995, it was approved by the FDA for commercial marketing in the U.S. as a twice-daily treatment for hypertension. In February 1995, the Phase III studies of carvedilol for treatment of congestive heart failure were stopped early due to carvedilol's unexpected effect in reducing mortality. In November 1995, SmithKline Beecham submitted data to the FDA to supplement its hypertension NDA for carvedilol to cover the treatment of congestive heart failure. Therefore, the Company believes that carvedilol could receive approval for marketing as a treatment of CHF prior to bucindolol, which may adversely affect the patient enrollment rate of the BEST study and could provide marketing advantage to SmithKline Beecham. In addition, beta-blockers have not historically been accepted by the medical community to treat congestive heart failure and substantial educational efforts may be required to convince physicians of the therapeutic benefits of bucindolol notwithstanding its action as a beta-blocker. The Company is also aware of other drugs under development for the treatment of heart failure.

         A number of companies are also engaged in research and development of technologies and therapies similar to those being pursued by the Company. There can be no assurance that research and development by others will not render the Company's potential products obsolete or uneconomical or result in treatments or cures superior to any therapy developed by the Company or that any therapy developed by the Company will be preferred to any existing or newly developed technologies. Other companies may succeed in developing and commercializing products earlier than the Company that are safer and more effective than those proposed to be developed by the Company. Further, it is expected that competition in these fields will intensify. Colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with that of the Company. In addition, these institutions may compete with the Company in recruiting highly qualified scientific personnel. The Company expects technological developments in its fields of research and development to occur at a rapid rate and expects competition to intensify as advances in these fields are made. Accordingly, the Company will be required to continue to devote substantial resources and efforts to research and development activities.

         The Company does not have the resources and does not intend to compete directly with major pharmaceutical companies in drug manufacturing and marketing, except for certain neuropharmaceutical and nutritional products and food related products which the Company may directly market in the United States. In the event the Company seeks to market any products directly, it will compete with companies with well-established distribution networks and market position. See "Manufacturing and Marketing" and "Government Regulation".

EMPLOYEES

         As of December 18, 1995, Interneuron and its Subsidiaries had 83 full-time employees, including 23 of Interneuron, 23 employees of Progenitor, 25 of Transcell, eight of Intercardia, four of InterNutria and a number of part-time consultants, including Richard Wurtman, M.D. and Judith Wurtman, Ph.D. and Lindsay Rosenwald, M.D., Interneuron's Chairman. None of the Company's employees is represented by a labor union and the Company believes its employee relations are satisfactory.

Item 2.           PROPERTIES
                  ----------
         The Company leases an aggregate of approximately 19,500 square feet of office and laboratory space in two buildings in Lexington, MA. The lease expires in December 1996, provides for annual rent of approximately $356,000, and grants the Company a right of first refusal for an additional 8,100 square feet of laboratory space, subject to the present tenant electing not to remain in such space. The lease may be renewed for an additional five-year term. The Subsidiaries are parties to office leases providing for aggregate annual rental of approximately $500,000. The Company has guaranteed the Subsidiaries' obligations under these leases.

Item 3.           LEGAL PROCEEDINGS
                  -----------------
         The Company is not a party to any material legal proceedings.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
                  ---------------------------------------------------
         Not applicable

                      EXECUTIVE OFFICERS AND KEY PERSONNEL

         The following table sets forth the names and positions of the executive officers and key personnel of the Company:

         Name                      Age     Position
   EXECUTIVE OFFICERS              ---     ---------------------------------
   ------------------
Lindsay A. Rosenwald, M.D.         40      Chairman of the Board of Directors

Glenn L. Cooper, M.D.              43      President, Chief Executive Officer
                                           and Director

Mark S. Butler                     49      Executive Vice President, Chief
                                           Administrative Officer and General
                                           Counsel

Thomas F. Farb                     39      Executive Vice President, Finance,
                                           Chief Financial Officer and Treasurer

Bobby W. Sandage, Jr., Ph.D.       42      Executive Vice President, Research
                                           and Development and Chief
                                           Scientific Officer

KEY PERSONNEL

Brian R. Anderson                  49      Senior Vice President, Marketing and
                                           Commercial Development of
                                           Interneuron

Clayton I. Duncan                  46      President, Chief Executive Officer
                                           and Director of Intercardia

Douglass B. Given, M.D.,    Ph.D.  43      President, Chief Executive Officer
                                           and Director of Progenitor

James F. Pomroy                    61      Chairman, InterNutria

Elizabeth E. Tallett               46      President, Chief Executive Officer
                                           and Director of Transcell

EXECUTIVE OFFICERS
------------------
         Lindsay A. Rosenwald, M.D. was a co-founder of the Company and since February 1989 he has been Chairman of the Board of Directors of the Company. Dr. Rosenwald has been the Chairman and President of The Castle Group, Ltd., a New York medical venture capital firm ("Castle"), since October 1991 and the Chairman and President of Paramount Capital, Inc., an investment banking firm, since February 1992. Prior thereto, Dr. Rosenwald was a Managing Director, Corporate Finance at D.H. Blair & Co., Inc., ("Blair"), an investment banking firm. Prior to joining Blair, from September 1986 to June 1987, Dr. Rosenwald was a Senior Analyst at Ladenburg Thalmann & Co., an investment banking firm. Dr. Rosenwald received his M.D. from Temple University School of Medicine and his B.A. in Finance from Pennsylvania State University. Dr. Rosenwald is also Chairman of the Board of Transcell and a director. Dr. Rosenwald also is a director of BioCryst Pharmaceuticals, Inc., Sparta Pharmaceuticals, Inc., Ansan, Inc. and is Chairman of the Board or a director of a number of privately held companies founded by Castle in biotechnology or pharmaceutical fields.

         Glenn L. Cooper, M.D. has been President, Chief Executive Officer and a director of the Company since May 1993. Dr. Cooper was also Progenitor's President and Chief Executive Officer from September 1992 to June 1994 and is a director of each of the Subsidiaries and Chairman of Progenitor and Intercardia. Prior to joining Progenitor, Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx Pharmaceuticals Corporation from August 1990. Dr. Cooper had been associated with Eli Lilly since 1985, most recently, from June 1987 to July 1990, as Director, Clinical Research, Europe, of Lilly Research Center Limited; from October 1986 to May 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from June 1985 to September 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories. Dr. Cooper received his M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and received his A.B. from Harvard College.

         Mark S. Butler joined the Company in December 1993 as Senior Vice President (and in December 1995 was appointed Executive Vice President), Chief Administrative Officer and General Counsel. Prior to joining the company, Mr. Butler was associated with the Warner-Lambert Company since l979, serving as Vice President, Associate General Counsel since 1990, as Associate General Counsel from 1987 to 1990, Assistant General Counsel from 1985 to 1987 and in various other legal positions from 1979 to 1985. From 1975 to 1979, Mr.
Butler was an attorney with the law firm of Shearman & Sterling.

         Thomas F. Farb joined the Company in April 1994 as Senior Vice President (and in December 1995 was appointed Executive Vice President) Finance, Chief Financial Officer and Treasurer. Prior to joining the Company, since October 1992, Mr. Farb was the Vice President of Finance and Corporate Development of Cytyc Corporation, a medical device and diagnostics company. From April 1989 to October 1992, he was Senior Vice President, Chief Financial Officer and a Director of Airfund Corporation, a commercial aircraft leasing company, and from

October 1983 to April 1989, he held various positions at Symbolics, Inc., a computer and software manufacturer, including General Manager of Eastern Operations, Vice President, Finance and Corporate Development and Chief Financial Officer. Mr. Farb received an A.B. from Harvard College. He is a member of the board of directors of HNC Software, Inc. and Redwood Trust, Inc., public companies.

         Bobby W. Sandage, Jr., Ph.D. joined the Company in November l991 as Vice President Medical and Scientific Affairs and was appointed Vice President - Research and Development in February 1993, Senior Vice President - Research and Development in February 1994 and was appointed Executive Vice President - Research and Development and Chief Scientific Officer in December 1995. From February 1989 to November 1991 he was Associate Director, Project Management for the Cardiovascular Research and Development division of DuPont Merck Pharmaceutical Company. From May 1985 to February 1989 he was affiliated with the Medical Department of DuPont Critical Care, most recently as associate medical director, medical development. Dr. Sandage is an adjunct professor in the Department of Pharmacology at the Massachusetts College of Pharmacy. Dr. Sandage received his Ph.D. in Clinical Pharmacy from Purdue University and his B.S. in Pharmacy from the University of Arkansas.

KEY PERSONNEL
-------------
         Brian Anderson joined Interneuron in September 1995 as Senior Vice President, Marketing and Commercial Development. Prior to joining Interneuron, Mr. Anderson was associated with Bristol-Myers Squibb since August 1987. Most recently, since January 1994, he was Senior Director, CNS Marketing, U.S. Pharmaceuticals of Bristol-Myers Squibb Pharmaceutical Group; from April 1, 1990 to December 1993 was Senior Director, CNS Business Planning and from August 1987 to April 1990 was Director, Business Development of Bristol-Myers International Group. Prior to joining Bristol-Myers, Mr. Anderson was associated with The Upjohn Company of Canada since 1971.

         Clayton I. Duncan joined Intercardia as its President, Chief Executive Officer and Director in January 1995. Mr. Duncan was President and Chief Executive Officer of Sphinx Pharmaceuticals Corporation from April 1989 to December 1993, was the Chairman of the Board of Sphinx from August 1988 to August 1990, and was a member of the Board of Directors of Sphinx from August 1988 to September 1994. From 1987 to 1990, Mr. Duncan was Chairman of the Board of CRX Medical, Inc., a medical products company founded by him. From 1987 to 1989, Mr. Duncan was General Partner of InterSouth Partners, a venture capital fund and, from 1979 to 1987, was Executive Vice President and a director of Carolina Securities Corporation, a regional investment banking firm.

         Douglass B. Given, M.D., Ph.D. joined Progenitor in January 1993 as Executive Vice President and was appointed President, Chief Executive Officer and a Director of Progenitor in June 1994. From March 1989 to January 1993, Dr. Given was Vice President for U.S. Regulatory Affairs at the Schering-Plough Research Institute. From August 1986 to March 1989, Dr. Given was Vice President of Project Management and Worldwide Regulatory Affairs at G.D.

Searle. From August 1983 to August 1986, he held clinical investigation positions at Eli Lilly. Dr. Given received his M.D. and Ph.D. from the University of Chicago, performed his postdoctoral training in Internal Medicine and Infectious Diseases at Harvard Medical School and Massachusetts General Hospital, and received his M.B.A. from the Wharton School at the University of Pennsylvania.

         James F. Pomroy was named Chairman of InterNutria, Inc. in March 1995. From January 1994 to February 1995, Mr. Pomroy was President and Chief Executive Officer of Nutriceutical Products Corporation, and from January 1992 to January 1994, he served as Chairman and Chief Executive Officer of Everfresh Beverages. Previously, Mr. Pomroy was President and Chief Executive Officer of Drake Bakeries, Inc. from June 1989 to December 1991, and Chairman and Chief Executive Officer of Sundor Brands. From November 1976 to March 1983, Mr. Pomroy was Executive Vice President of Iroquois Brands, and from 1972 to 1976 he was Senior Vice President of the Kitchens of Sara Lee. Mr. Pomroy holds an M.B.A. from Harvard University Graduate School of Business.

         Elizabeth E. Tallett joined Transcell as its President and Chief Executive Officer in November 1992. From November 1987 to April l992, Ms. Tallett was Executive Vice President of Centocor Inc. and President of the Centocor Pharmaceuticals division of Centocor Inc. From April 1992 to November l992 Ms. Tallett was on a sabbatical. From February to November 1987, Ms. Tallett was President of Medical Education Systems, which provides educational services to the pharmaceutical industry. Ms. Tallett was associated with the Warner-Lambert Company from 1973 to 1987, initially in the United Kingdom, and in the U.S. from 1981 to 1984, as director of corporate strategic planning for Warner-Lambert Company and more recently, from 1984 to February 1987 as director of marketing operations for Parke-Davis, a subsidiary of Warner-Lambert Company. Ms. Tallett is a director of The Principal Mutual Life Insurance Company.

COMPLIANCE WITH SECTION l6(a) OF THE SECURITIES EXCHANGE ACT OF l934.

         To the Company's knowledge, there were no reports required under
Section 16(a) of the Securities Exchange Act of l934 which were not timely filed during fiscal 1995.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        ----------------------------------------------------------------------
(a)      PRICE RANGE OF SECURITIES
         -------------------------
         Interneuron's Common Stock and Class B Warrants trade on the Nasdaq National Market under the symbols IPIC and IPICZ, respectively. The following sets forth the quarterly high and low sales prices from October 1, 1993 through September 30, 1995 as reported by Nasdaq. These prices are based on quotations between dealers, do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

COMMON STOCK:
Fiscal Year Ended September 30, 1994                    HIGH             LOW
                                                       ------           -----
         October 1 through December 31, 1993 ....      10 1/8           8 1/8
         January 1 through March 31 .............      11 3/4           8 3/4
         April 1 through June 30 ................       9               4 7/8
         July 1 through September 30 ............       7               4 7/8

Fiscal Year Ended September 30, 1995
         October 1 through December 31, 1994 ....      6 1/4            4
         January 1 through March 31 .............      8                4 1/8
         April 1 through June 30 ................      10 3/4           6 3/4
         July 1 through September 30 ............      19 1/4           9 1/8

CLASS B WARRANTS:
Fiscal Year Ended September 30, 1994
         October 1 through December 31, 1993 ....      5 1/2            3 7/8
         January 1 through March 31 .............      7 1/4            4
         April 1 through June 30 ................      4 1/4            2
         July 1 through September 30 ............      2 7/8            1 1/2

Fiscal Year Ended September 30, 1995
         October 1 through December 31, 1994 ....      2                1/2
         January 1 through March 31 .............      3 3/16           1 1/4
         April 1 through June 30 ................      6 1/4            2
         July 1 through September 30 ............      14               4 1/4

(b) APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS
    ---------------------------------------------
         The number of record holders of the Company's Common Stock as of December 18, 1995 was approximately 600 and the Company believes that the number of beneficial owners exceeds 5,000.

(c) DIVIDENDS
    ---------
         The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. Any dividends will be subject to the preferential dividend of $.1253 per share on the outstanding Series B Preferred Stock ($30,000 per annum), $1.00 per share payable on the outstanding Series C Preferred Stock ($5,000 per annum) and dividends payable on any other preferred stock issued by the Company.

Item 6.           SELECTED FINANCIAL DATA.
                  ------------------------
         The selected financial data presented below summarizes certain financial data and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report thereon is included elsewhere in this Annual Report on Form 10-K along with said financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

                                                          FISCAL YEAR ENDED SEPTEMBER 30,
                       --------------------------------------------------------------------------------------------
                               1991                1992                 1993               1994                1995
                               ----                ----                 ----               ----                ----
STATEMENT OF
OPERATIONS DATA:
Revenues:
  Contract and
    license fees          $   122,516          $   67,486          $11,583,484           $100,809        $  3,462,777
  Investment income           556,685             758,508              938,342            504,977           1,039,528
                              -------          ----------         ------------          ---------           ---------
Total revenues                679,201             825,994           12,521,826            605,786           4,502,305

Research and
  development
  expenses                  4,180,610          10,235,065           20,013,503         17,737,063          15,167,670
Net loss                   (5,454,637)        (12,272,147)         (12,733,986)       (27,385,575)        (17,980,725)
Net loss per
  common share                 $ (.32)             $ (.57)              $ (.50)            $ (.98)             $ (.59)


Weighted average
common shares
outstanding                17,126,316         21,428,283           25,492,130          27,873,369          30,603,891


                                                                 SEPTEMBER 30,
                      ---------------------------------------------------------------------------------------------
                               1991              1992                 1993                 1994               1995
                               ----              ----                 ----                 ----               ----

BALANCE SHEET DATA:
Working capital             $6,199,759        $16,025,452         $19,444,338          $ 8,576,611         $25,754,934
Total assets                 7,809,370         18,243,606          23,688,970           18,278,126          37,516,063
Capital lease obligations,
  long-term portion                930             --                 --                 1,025,201             781,563
Total liabilities              917,827          1,472,370           2,462,045            8,500,796          10,486,291

Accumulated deficit         (8,419,670)       (20,691,817)        (33,425,803)        (60,811,378)         (78,792,103)
Stockholders'equity          6,891,543         16,771,236          21,226,925           9,777,330           21,391,620


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------------------------
         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
         At September 30, 1995, the Company had cash, cash equivalents and marketable securities of $34,989,000. The Company funds its activities primarily from equity financings and certain corporate collaborations. During fiscal 1995, the Company raised $35,700,000, net of related offering costs, through several financing arrangements. Of this amount, Interneuron received $28,467,000 primarily from private placements of an aggregate of 3,009,045 shares of Common Stock and 562,500 warrants, the exercise of Unit Purchase Options (including the underlying Class A warrants) and the exercise of Class B warrants. In addition, private placements of convertible preferred stock of the Subsidiaries (the "Subsidiaries' Private Placements") resulted in net proceeds of $7,233,000. In connection with certain of the Subsidiaries' Private Placements, Interneuron issued to the investors (i) three-year warrants to purchase an aggregate of 218,125 shares of Common Stock (the "Warrants") and (ii) rights to sell varying amounts of investors' convertible preferred stock in the Subsidiaries to Interneuron (the "Put Protection Rights") in exchange for shares of Interneuron Common Stock in the event certain conditions (including a public offering by the applicable Subsidiary) are not met by June 30, 1998. Consequently, $1,163,000 of the proceeds from the Subsidiaries' Private Placements related to the value of the Warrants and the Put Protection Rights is recorded as an Interneuron equity issuance.

         Interneuron could be required to issue up to a maximum aggregate of 4,095,000 shares of Common Stock under certain circumstances if the Put Protection Rights were exercised in full and Interneuron's Common Stock were valued at $2.00 per share or less. Based upon the closing market price of Interneuron's Common Stock on December 12, 1995 of $18.25 per share, a full exercise of all Put Protection Rights would cause an issuance of approximately 449,000 shares of Interneuron's Common Stock.

         As a result of these financings and the Subsidiaries' Private Placements, the Company is obligated to register for resale at least 6,000,000 shares of its Common Stock which includes outstanding Common Stock and Common Stock issuable upon exercise of warrants (but does not include shares issuable pursuant to the Put Protection Rights which are not issuable and do not have registration rights until 1998). The registration rights on certain of these shares commence in January 1996 and the Company currently intends to file a registration statement relating to the resale of such shares as well as certain other shares in early 1996.

         In May 1995, Interneuron extended the expiration date of its Class B warrants to March 15, 1996. Each Class B warrant entitles the registered holder to purchase one share of Interneuron's Common Stock at a price of $4.75 through March 15, 1996, subject to earlier redemption at Interneuron's option, under certain circumstances. The total number of outstanding Interneuron Class B warrants was 2,402,616 as of September 30, 1995. Exercise of all of these outstanding Class B warrants would result in proceeds to the Company of approximately $11,412,000.

         On November 16, 1995, the Endocrinologic and Metabolic Advisory Committee of the FDA voted to recommend the approval of dexfenfluramine as a prescription drug for the treatment of obesity. The Advisory Committee also recommended that Phase IV, or post-marketing, studies be conducted and that certain labeling guidelines be implemented. The Company is continuing to work with the FDA to define the scope of such Phase IV studies and finalize the labeling guidelines. The cost to the Company of such recommended Phase IV studies cannot be estimated until their scope is finally determined. Pursuant to the Company's sublicense agreement, AHP will be responsible for certain of such costs. Dexfenfluramine is not permitted to be marketed, and Phase IV studies would not commence, until after issuance of an approval letter by the FDA.

         The Company is unable to predict when or if the FDA will issue such approval letter. If the FDA issues such approval letter and dexfenfluramine is descheduled within one year of FDA approval, the Company will receive from AHP milestone payments aggregating $6,500,000 and equity investments aggregating $3,500,000. In order to be in a position to launch dexfenfluramine if an FDA approval letter is obtained, the Company has begun to order materials to be used in the production of dexfenfluramine capsules. The Company's agreement with Servier requires launch to occur within six months of approval. Additional working capital may be required to finance production levels of dexfenfluramine capsules. The Company has entered into a contract manufacturing agreement with Boehringer to manufacture dexfenfluramine capsules. This agreement requires the Company to purchase a certain annual minimum quantity of capsules if the FDA approves the Company's NDA. In connection with the Company's right to co-promote Redux, it may seek to establish a limited sales force to market the product to certain specialists.

         The Company expects to incur substantial research and development expenses for several products for the foreseeable future. In particular, it is performing Phase III clinical trials in the U.S. for citicoline to treat ischemic stroke. The costs of the current clinical trial, not including internal costs, are estimated to be $3,900,000 (of which approximately $1,800,000 has been paid through September 30, 1995) including payments to the contract research organization managing the trial and other consultants. This clinical trial is continuing into fiscal 1996. Because additional clinical information may be required prior to submission of an NDA, the Company has recently commenced an additional clinical trial. This additional trial is estimated to proceed into fiscal 1997 and cost approximately $3,500,000. Additional external funding may be required for these clinical trials, the preparation and submission of an NDA and for additional testing, if needed.

         As additional consideration in connection with Intercardia's acquisition of 80% of CPEC in September 1994, Interneuron agreed to issue two additional installments of its common stock, each of which may be up to 75,000 shares, depending upon the fair market value at the time of issuance, in the event each of two milestones are achieved relating to the regulatory review of bucindolol. The Company may incur a non-cash charge in connection with each issuance of such securities, based upon their fair market value at the time of issuances, of a minimum of $750,000 and a maximum of $1,875,000. Interneuron intends to offer to purchase the remaining 20% of CPEC for a purchase price of $8,000,000 payable in shares of Interneuron Common Stock, which may also result in a non-cash charge to operations.

         Intercardia is contractually committed to provide certain support to a Phase III clinical trial for bucindolol, a drug for congestive heart failure, which commenced in April 1995 and which is sponsored by the NIH and the VA. Intercardia is committed to provide up to $2,000,000 during the course of the BEST Study, of which $750,000 has been paid, as well as drug supplies and monitoring costs of the study expected to aggregate an additional $2,500,000. See "Agreements" and Note K of Notes to the Consolidated Financial Statements.

         In December 1995, Intercardia received $5,000,000 under a collaborative agreement with Astra Merck pursuant to which Astra Merck received U.S. marketing rights to bucindolol and agreed to fund future U.S. development, marketing and manufacturing costs and any payments due from Intercarida under the BEST trial and to BMS. Intercardia will be entitled to royalties based on sales. Intercardia has agreed to pay Astra Merck $10,000,000 in December 1997 and to reimburse Astra Merck for one third of certain product launch costs, up to a total of $11,000,000. In the event Intercardia elects not to make these payments, royalties payable by Astra Merck to Intercardia will be substantially reduced.

         In December 1995, Intercardia filed a registration statement relating to an initial public offering of 2,200,000 shares of its Common Stock at an estimated initial public offering price between $12 and $14 per share. Interneuron has expressed its interest in purchasing $5,000,000 of such offering. If such offering is completed, the Put Protection Rights relating to the Intercardia private placement (up to a maximum of 1,914,000 shares of Interneuron Common Stock) would expire. In addition, Interneuron's ownership of Intercardia would decrease from 88% to approximately 64%, before exercise of options or warrants.

         In April 1995, Progenitor received an initial payment from Chiron of $2,500,000 and is committed to pay up to $750,000 of certain start-up manufacturing costs at Chiron during calendar year 1995, of which approximately $50,000 was paid as of September 30, 1995. The agreement provides for Progenitor to receive an additional $500,000 milestone payment in January 1996, as well as later stage milestone payments and royalties based upon sales. In June 1995, Progenitor also received an award of an approximately $2,000,000 grant from the National Institute of Standards and Technology to be paid over three years and subject to certain conditions.

         In fiscal 1995, Interneuron established InterNutria as a subsidiary to license or acquire and commercialize a variety of products, which may include Company products, primarily in the nutritional or food-related fields. In December 1995, the Company agreed to acquire from

Walden technology and know-how relating to a specially formulated dietary supplement for women's use during their pre-menstrual period, expected to be marketed under the trademark PMS Escape, in exchange for $2,400,000, payable in two installments of Interneuron Common Stock, the first in late 1996 and the second in late 1997, at the then-prevailing market price. The Company will incur a charge to operations approximately equal to the purchase price. PMS Escape is expected to be test-launched by InterNutria in a regional market in fiscal 1996. The costs related to this test-launch are estimated to be approximately $2,000,000 in fiscal 1996.

         Consolidated cash, cash equivalents and marketable securities increased $19,275,000 from $15,714,000 at September 30, 1994 to $34,989,000 at September
30, 1995. This increase primarily reflects net proceeds from financing activities and the agreement with Chiron exceeding net cash used by operations for the year ended September 30, 1995.

         The Company believes it has sufficient cash for currently planned expenditures in fiscal 1996. However, the Company may seek additional funds through equity financings and corporate collaborations to provide working capital financing and funding for new business opportunities and future growth. In addition, Interneuron and certain Subsidiaries are exploring various collaborations or business combinations in order to enable these Subsidiaries to pursue development of their technologies. If such efforts are not successful, certain activities at these Subsidiaries may be further reduced.

         As of September 30, 1995, the Company and its Subsidiaries were party to various consulting agreements and employment agreements with officers and directors containing minimum aggregate annual payments of approximately $1,500,000. Certain employment agreements are subject to additional bonuses and annual increases as may be determined by the Company's Board of Directors. Subsequent to September 30, 1995, Interneuron entered into a revised consulting agreement with a director pursuant to which his annual consulting fee increased by $51,000 per year to $150,000 and providing a $50,000 bonus upon receipt of the FDA approval letter for dexfenfluramine.


RESULTS OF OPERATIONS
---------------------
FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994
-------------------------------------------------------------------------------
         Revenues increased $3,896,000 to $4,502,000 in fiscal 1995 from $606,000 in fiscal 1994. This increase is primarily due to the receipt of $2,500,000 by Progenitor under its license agreement with Chiron. The Company had minimal contract and license fee revenues in fiscal 1994. Also contributing to the increased revenues was a substantial increase in investment income primarily resulting from higher invested balances as well as higher prevailing interest rates. The Company may continue to experience significant fluctuations in revenues from the timing of license fees, contract and royalty income and milestone payments.

         Total costs and expenses decreased $4,945,000, or 18%, to $23,046,000 in fiscal 1995 from $27,991,000 in fiscal 1994. This decrease is due to a general reduction in spending and prioritizing of resources and the non-recurrence of a $1,852,000 charge during fiscal 1994 relating to the purchase of technology rights associated with the acquisition of CPEC. See Note K of the Notes to the Consolidated Financial Statements. Activities of the Subsidiaries continue to represent a significant percentage of the Company's consolidated expenses and represented 42% and 54% of consolidated expenses in fiscal 1994 and 1995, respectively. While the rate of spending by Progenitor and Transcell has decreased in fiscal 1995 and is not expected to increase significantly in fiscal 1996, increased spending at Intercardia and InterNutria are expected to increase the total amount of expenses pertaining to the Subsidiaries.

         Research and development expenses decreased $2,569,000, or 14%, to $15,168,000 in fiscal 1995 from $17,737,000 in fiscal 1994. Substantial initial expenses incurred in fiscal 1994 for the Phase III clinical trial for citicoline caused a relative decrease in such spending in fiscal 1995. Also contributing to this decrease were reduced spending on development of certain other products by the Company and decreased spending by Transcell and Progenitor. Additionally, fiscal 1994 included an initial license payment by Interneuron to Rhone-Poulenc Rorer for the acquisition of pagaclone, a drug for anxiety, and a non-recurring charge pertaining to the issuance of warrants to a licensee of the Company. Partially offsetting these decreases in fiscal 1995 was a $750,000 charge for Progenitor's obligation to fund certain manufacturing costs at Chiron, Intercardia's increased funding of a Phase III clinical trial for bucindolol, and the Company's increased spending to prepare for advisory committee meetings occurring in September 1995. The level of future research and development expenses will be dependent upon the results of the Company's development activities, regulatory actions and the Company's ability to obtain funding.

         General and administrative expenses decreased $524,000, or 6%, to $7,878,000 in fiscal 1995 from $8,402,000 in fiscal 1994. This decrease is primarily due to decreased recruiting, relocation and severance costs and non-recurring business development costs which were partially offset by wage, benefit and administrative costs related to management additions and business development activity at Intercardia and InterNutria.

         Primarily as a result of increased revenues, decreased costs and expenses and the allocation of the net loss of certain Subsidaries to their minority stockholders, net loss decreased $9,405,000, or 34%, to ($17,981,000) in fiscal 1995 from ($27,386,000) in fiscal 1994. Net loss per share decreased from ($.98) in fiscal 1994 to ($.59) in fiscal 1995 also reflecting an increase in weighted average shares outstanding from 27,873,000 in fiscal 1994 to 30,604,000 in fiscal 1995 resulting from additional equity issuances.

         Consistent with the Company's strategy of establishing separate Subsidiaries and licensing-in new products and technology, the Company from time to time explores various technology or product acquisition and/or financing opportunities and is currently engaged in discussions relating to such opportunities. Any such initiatives may involve the issuance of Interneuron's Common Stock and/or financial commitments to fund product development, either of which may adversely affect the Company's consolidated financial condition or results of operations. Interneuron, in certain circumstances, may be the primary source of funding for the Subsidiaries.

FISCAL YEAR ENDED SEPTEMBER 30, 1994 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1993
-------------------------------------------------------------------------------
         Revenues decreased from $12,522,000 in fiscal 1993 to $606,000 in fiscal 1994. Revenues in fiscal 1993 consisted of contract and license fees and reimbursement of clinical trial expenses from AHP and license fees from Elan. The Company did not earn such revenues in fiscal 1994. As a result, contract and license fee income decreased from $11,583,000 in fiscal 1993 to $101,000 in fiscal 1994. Investment income decreased $433,000, or 46%, from $938,000 in fiscal 1993 to $505,000 in fiscal 1994, primarily as a result of a change in the portfolio to investments with shorter maturities, which carry lower relative interest rates.

         Research and development expenses decreased $2,277,000, or 11%, from $20,014,000 in fiscal 1993 to $17,737,000 in fiscal 1994. Costs related to the development of dexfenfluramine decreased approximately $8,000,000 from fiscal 1993 to fiscal 1994 reflecting the submission of the NDA in May 1993. This decrease was partially offset by approximately $4,000,000 of increased development costs for other products including (a) citicoline, which entered phase II/III trials in 1994; (b) dihydrexidine, for which pre-clinical development was completed; and c) pagaclone, which entered phase I trials in 1994. Progenitor and Transcell increased their research and development expenses by approximately $2,000,000 in fiscal 1994 over fiscal 1993.

         General and administrative expenses increased $3,160,000, or 60%, from $5,242,000 in fiscal 1993 to $8,402,000 in fiscal 1994. This increase reflects the increased number of executive officers and business development personnel at the Company and its subsidiaries and increased legal and professional fees necessary to manage the Company's expanding portfolio of products and activities at the corporate and subsidiary level.

         During fiscal 1994, the Company incurred a charge of $1,852,000, reflected as a purchase of technology rights, relating to the acquisition of CPEC in the fourth quarter. Of this amount $759,000 was a non-cash charge relating to the issuance of the Company's Common Stock as part of the purchase price. Primarily as result of the lack of revenues from operations, increased general and administrative expenses and the technology acquisition charge, net loss increased from ($12,734,000), or ($.50) per share, in fiscal 1993 to ($27,386,000), or ($.98) per share, in fiscal 1994. Weighted average common shares increased from 25,492,000 in fiscal 1993 to 27,873,000 in fiscal 1994 reflecting additional equity issuances.

Item 8.           FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
                  -------------------------------------------
         The response to this item is included in a separate section of this Report. See Index to Consolidated Financial Statements on Page F-1.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTANT AND FINANCIAL DISCLOSURE.
          ----------------------------------------------------------------------
         Not applicable.


PART III

         The information called by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions will be included in and is incorporated by reference from the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                     PART IV

14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K
      ----------------------------------------------------------------
(a)   1.  FINANCIAL STATEMENTS
          --------------------
          An index to Consolidated Financial Statements appears on page F-1

      2.  SCHEDULES
          ---------
          All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

      3.  EXHIBITS
          --------
 3.4      -    Restated Certificate of Incorporation of Registrant (17)
 3.5      -    By-Laws of Registrant (1)
 4.2      -    Form of Warrant Agreement (1)
 4.4      -    Certificate of Designation establishing Series C Preferred Stock
               (17)
 4.5      -    Warrant issued to Elan Corporation, plc (19)
 4.6      -    Form of Registrant Warrant issued in subsidiary private placement
               (25)
 4.7      -    Form of Registrant Warrant to be issued to Paramount Capital,
               Inc., D.H. Blair & Co., Inc. or designees (25)
 10.5 (a) -    Consultant and Non-competition Agreement between the Registrant,
               Richard Wurtman, M.D.
 10.5 (b) -    Consultant and Non-competition Agreement between InterNutria,
               Inc. and Judith Wurtman, Ph.D.
 10.6     -    Assignment of Invention and Agreement between Richard Wurtman,
               M.D., Judith Wurtman and the Registrant (1)
 10.7     -    Management Agreement between the Registrant and Lindsay
               Rosenwald, M.D. (1)
 10.9(a)  -    Restated and Amended 1989 Stock Option Plan  (7)
 10.10    -    Form of Indemnification Agreement (1)
 10.11    -    Restated Amendment to MIT Option Agreement (1)
 10.12(a) -    Patent and Know-How License Agreement between the Registrant and
               Les Laboratoires Servier ("Servier") dated February 7, 1990
               ("License Agreement") (1)
 10.12(b) -    Revised Appendix A to License Agreement (1)
 10.12(c) -    Amendment Agreement between Registrant and Servier, Orsem and
               Oril, Produits Chimiques dated November 19,1992(3)(12)
 10.12(d) -    Amendment Agreement dated April 28, 1993 between Registrant and
               Servier (16)
 10.12 (e)-    Consent and Amendment Agreement among Servier, American Home
               Products Corp. and Registrant.
 10.13    -    Trademark License Agreement between the  Registrant and Orsem dated February 7, 1990 (1)
 10.14    -    Supply Agreement between the Registrant and Oril Products
               Chimiques dated February 7, 1990 (1)(3)
 10.15(a) -    Form of Indemnification Agreement between the Registrant and
               Alexander M. Haig, Jr.  (1)
 10.16    -    Assignment of Invention by Richard Wurtman, M.D. (1)
 10.18    -    Option Agreement between the Registrant and Alexander M. Haig,
               Jr. (1)
 10.19    -    Option Agreement between the Registrant and Fountainhead Holdings
               (Bermuda) Ltd. (1)
 10.22(a) -    License Agreement dated January 15, 1993, as amended, between the
               Registrant and Grupo Ferrer (3)(16)

 10.25    -    License Agreement between the Registrant and the Massachusetts
               Institute of Technology (4)
 10.27    -    License Agreement dated July 1, 1991 between Whitby Research,
               Inc. and the Registrant (6)
 10.28    -    Letter Agreement between the Registrant and  Bobby W. Sandage,
               Jr., Ph.D. (7)
 10.29    -    Amended Lease dated December 12, 1991 for  Registrant's offices in Lexington, Massachusetts (7)
 10.29(a) -    First Amendment to Lease dated as of October 14, 1994 between
               Registrant and Ledgemont Realty Trust (25)
 10.30    -    License Agreement dated January 1, 1992 between the Trustees of
               Princeton University and the Registrant (3)(8)
 10.31    -    Research Agreement dated as of July 1, 1991  between the
               Registrant and the Trustees of   Princeton University (3)(8)
 10.32    -    Consulting Agreement dated as of July 1, 1991 between the
               Registrant and Daniel Kahne, Ph.D. (3)(8)
 10.33    -    License Agreement dated January 28, 1992 between Ohio University,
               The Castle Group, Inc. and Scimark Corporation (assigned to
               Progenitor, Inc.) (3)(8)
 10.34    -    Sponsored Research Agreement between Scimark  Corporation
               (assigned to Progenitor, Inc.) and Ohio University (3)(8)
 10.34(a) -    Letter Amendment between Progenitor, Inc. and  Ohio University
               (18)
 10.35    -    Technology License Contract dated December 18, 1991 between the
               Registrant and the Mayo  Foundation for Medical Education and
               Research (3)(8)
 10.36    -    Exclusive License Agreement dated February 24, 1992 between the
               Registrant and Purdue Research Foundation (9)
 10.37    -    License Agreement dated as of February 15, 1992 between the
               Registrant and Massachusetts Institute of Technology (9)
 10.38    -    Employment Agreement between Progenitor, Inc. and Glenn Cooper,
               M.D. dated September 3, 1992 (13)
 10.39    -    Employment Agreement between Transcell Technologies, Inc. and
               Elizabeth Tallet dated November 11, 1992 and Guarantee by
               Registrant (13)
 10.40    -    Patent and Know-How Sublicense and Supply Agreement between
               Registrant and American Cyanamid Company dated November 19, 1992
               (3)(12)
 10.41    -    Equity Investment Agreement between Registrant and American
               Cyanamid Company dated November 19, 1992 (12)
 10.42    -    Trademark License Agreement between Registrant and American
               Cyanamid Company dated November 19, 1992 (12)
 10.43    -    Consent Agreement between Registrant and Servier dated November
               19,1992 (12)
 10.44    -    Patent and Know-How License Agreement between  Registrant and
               Veryfine Products, Inc. dated  October 29, 1992 (3) (14)

 10.44(a) -    Termination Letter to Registrant from Veryfine Products, Inc., dated October 30, 1995
 10.45    -    Agreement between Registrant and Parexel International
               Corporation dated October 22, 1992 (as of July 21, 1992) (3) (14)
 10.46    -    License Agreement dated February 9, 1993 between the Registrant and Massachusetts Institute of Technology (3)(15)
 10.47    -    Sublease between Enichem America and Transcell Technologies, Inc.
               including guarantee by the Registrant (15)
 10.48    -    Employment Agreement dated May 21, 1993 between the Registrant and Glenn L. Cooper, M.D., as amended (17)
 10.49    -    License Agreement between Registrant and Elan Corporation, plc dated September 9, 1993 (3)(18)
 10.50    -    License Agreement between Transcell Technologies, Inc. and
               Princeton University dated October 14, 1993 (3)(18)
 10.51    -    Letter Agreement between the Registrant and Mark S. Butler (18)
 10.52    -    License Agreement dated February 18, 1994 between Registrant and
               Rhone-Poulenc Rorer, S.A. (20)
 10.54    -    Form of Purchase Agreement dated as of February 24, 1994 (20)
 10.54(a) -    Form of Amendment to Purchase Agreement (20)
 10.55    -    Patent License Agreement between Registrant and Massachusetts
               Institute of Technology dated March 1, 1994 (20)
 10.56    -    License Agreement between Progenitor, Inc. and Albert Einstein
               College of Medicine of Yeshiva University dated as of February
               1, 1994 (20)
 10.57    -    Employment Letter dated February 28, 1994 between the Registrant and Thomas F. Farb (21)
 10.58    -    Master Equipment Lease including Schedules  and Exhibits between
               Phoenix Leasing and Registrant (agreements for Transcell and
               Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and Progenitor (22)
 10.59    -    Exhibit D to Agreement between Registrant and Parexel
               International Corporation dated as of March 15, 1994. (3)(22)
 10.60(a) -    Acquisition Agreement dated as of May 13, 1994 among the
               Registrant, Intercardia, Inc., Cardiovascular Pharmacology
               Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the
               sellers named therein (23)
 10.60(b) -    Amendment dated June 15, 1994 to the Acquisition Agreement (23)
 10.60(c) -    Form of Consulting Agreement between Intercardia, Inc., CPEC and
               Myocor, Inc.(23)
 10.61    -    License Agreement dated December 6, 1991 between Bristol-Myers
               Squibb and CPEC, as amended (3)(23)
 10.61(a) -    Letter Agreement dated November 18, 1994 between CPEC and Bristol
               - Myers Squibb (25)
 10.62    -    Lease Agreement between Thomas R. Eggers and  Progenitor, Inc.
               dated as of November 1994 with Registrant guaranty (25)
 10.63    -    Form of Stock Purchase Agreement dated December 15, 1994 (25)

 10.64    -    Form of Investor Rights Agreement among Progenitor, Transcell,
               Registrant and each  investor in the subsidiary private placement
               (25)
 10.64(a) -    Form of Investor Rights Agreement among Intercardia, the
               Registrant and each investor in the Intercardia private placement
               (25)
 10.65    -    1994 Long-Term Incentive Plan (25)
 10.66    -    Guarantee by Lindsay A. Rosenwald, M.D. to  Registrant (25)
 10.67    -    Employment Agreement between Intercardia and Clayton I. Duncan with Registrant guarantee (25)
 10.67(a) -    Amendment to Employment Agreement between Intercardia, Inc. and
               Clayton I. Duncan (27)
 10.68    -    Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase
               Plan, as amended (27)
10.69     -    Office Lease, dated April 24, 1995 between Intercardia, Inc. and
               Highwoods/Forsyth Limited Partnership, with Registrant Guaranty
               (27)
10.70     -    Letter Agreement, dated March 31, 1995 between Progenitor, Inc.
               and Chiron Corporation (3) (28)
10.70 (a) -    License and Collaboration Agreement by and between Progenitor,
               Inc., and Chrion Corporation dated March 31, 1995 (3) (30)
10.71     -    Securities Purchase Agreement dated June 2, 1995 between the
               Registrant and Reliance  Insurance Company, including Warrant and exhibits (29)
10.72     -    Sponsored Research and License Agreement dated as of May 1, 1995 between Progenitor and Novo Nordisk (3) (30)
10.73     -    Form of Stock Purchase Agreement dated as of June 28, 1995 (31)
10.74     -    Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT Holdings (New York), Inc., including
               Warrant issued to Momint (nominee of BT Holdings) (32)
10.75     -    Stock Purchase Agreement dated as August 23, 1995 between the
               Registrant and Paresco, Inc. (32)
10.76     -    Stock Purchase Agreement dated as of September 15, 1995 between the Registrant and Silverton International Fund Limited (32)
10.77     -    Subscription Agreement dated September 21, 1995, as of August
               31, 1995, including Registration Rights Agreement between
               Registrant and GFL Advantage Fund Limited. (32)
10.78     -    Contract Manufacturing Agreement dated November 20,1995 between
               Registrant and Boehringer Ingelheim Pharmaceuticals, Inc. (3)
10.79     -    Development and Marketing Collaboration and License Agreement
               between Astra Merck, Inc., Intercardia, Inc. and CPEC, Inc., dated December 4, 1995. (33)
10.80     -    Intercompany Services Agreement between Registrant and
               Intercardia, Inc. (33)
10.81     -    Asset Purchase Agreement dated November 14, 1995 among
               Registrant, InterNutria, Inc., and Walden Laboratories, Inc.
19        -    Letter to Stockholders dated May 18, 1994 (24).
20        -    News Release dated August 10, 1994 including Rule 135(c) notice
               (21)

21        -    Subsidiaries of the Registrant
23        -     Consent of Coopers & Lybrand L.L.P.
27        -    Financial Data Schedule
__________________
(1) Incorporated by reference to the Registrant's registration statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
(3)    Confidential Treatment requested for a portion of this Exhibit.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990.
(6) Incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the nine months ended June 30, 1991.
(7) Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1991.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1992.
(10) Incorporated by reference to Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1 (File No. 33-32408) filed July 12, 1992.
(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1992.
(12)   Incorporated by reference to the Registrant's Form 8-K dated November
       30, 1992.
(13) Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1992
(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1993
(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1993
(18)   Incorporated by reference to the Registrant's Annual Report on Form
       10-K for the fiscal year ended September 30, 1993
(19) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1993.
(20) Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826)
(21)   Incorporated by reference to the Registrant's Form 8-K dated March 31,
       1994
(22) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1994
(23)   Incorporated by reference to the Registrant's Form 8-K dated June 20,
       1994
(24) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1994

(25) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994
(26) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1994
(27) Incorporated by reference to the Registrant's Quarterly Report on From 10-Q for the six months ended March 31, 1995
(28) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the six months ended March 31, 1995
(29)   Incorporated by reference to the Registrant's Quarterly Report on Form
       8-K dated June 2, 1995 (30)   Incorporated by reference to the
       Registrant's Quarterly Report on Form 8-K dated May 16, 1995; Exhibit
       10.70 (a) supersedes Exhibit 10.70.
(31) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1995.
(32) Incorporated by referring to Registrant's Report on Form 8-K dated August 16, 1995.
(33) Incorporated by reference to Registration Statement filed on Form S-1 (No. 33-80219) by Intercardia, Inc. on December 8, 1995.


(b)      Reports on Form 8-K

         The Company filed reports on Form 8-K dated August 16, 1995 and September 28, 1995.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------


AUDITED FINANCIAL STATEMENTS                                            PAGE
-----------------------------

Report of Independent Accountants...................................... F-2

Consolidated Balance Sheets -- September 30, 1994
  and September 30, 1995 .............................................. F-3

Consolidated Statements of Operations --For the years ended
  September 30, 1993, 1994 and 1995.................................... F-4

Consolidated Statements of Stockholders' Equity --
  For the years ended September 30, 1993,
  1994 and 1995........................................................ F-5

Consolidated Statements of Cash Flows --For the years
  ended September 30, 1993, 1994 and 1995.............................. F-6

Notes to Consolidated Financial Statements............................. F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS
                      ------------------------------------

To the Board of Directors and
Stockholders of Interneuron Pharmaceuticals, Inc.:


We have audited the accompanying consolidated balance sheets of Interneuron Pharmaceuticals, Inc. as of September 30, 1994 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interneuron Pharmaceuticals, Inc. as of September 30, 1994 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

Boston,  Massachusetts
November 13, 1995

                        INTERNEURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,        September 30,
                                                                                   1994                 1995
                                                      ASSETS
Current assets:
     Cash and cash equivalents                                                      $11,357,351        $16,781,242
     Marketable securities                                                            4,356,860         18,207,642
     Prepaids and other current assets                                                  231,429            427,016
                                                                              -----------------   ----------------
             Total current assets                                                    15,945,640         35,415,900

Restricted cash                                                                         125,000             87,500
Property and equipment, net                                                           1,894,464          1,671,116
Notes receivable                                                                        313,022            341,547
                                                                               ----------------    ---------------
                                                                                    $18,278,126        $37,516,063
                                                                                ===============     ==============
                                                    LIABILITIES

Current liabilities:
     Accounts payable                                                               $ 1,116,956     $    1,160,828
     Accrued expenses                                                                 5,897,097          7,993,619
     Current portion of capital lease obligations                                       354,976            506,519
                                                                                     ----------        -----------
             Total current liabilities                                                7,369,029          9,660,966


Long-term portion of capital lease obligations                                        1,025,201            781,563
Other long-term liabilities                                                             106,566             43,762

Minority interest                                                                        -               5,638,152

Commitments and contingencies                                                            -               -

                                               STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, authorized 5,000,000 shares: Series B, 239,425 shares issued and outstanding at September 30, 1994 and 1995, respectively
     (liquidation preference at September 30, 1995
     $3,086,431)                                                                            240                240
     Series C, 5,000 shares issued and outstanding at September 30, 1994 and 1995, respectively (liquidation preference at September  30, 1995
     $511,575)                                                                                5                  5
Common stock, par value $.001; 60,000,000 shares authorized; 29,016,367 and
     33,284,006 shares issued and outstanding at
     September  30, 1994 and 1995, respectively                                          29,016             33,284
Additional paid-in capital                                                           70,559,447        100,150,194
Accumulated deficit                                                                (60,811,378)       (78,792,103)
                                                                                   ------------     --------------
     Total stockholders' equity                                                       9,777,330         21,391,620
                                                                                 --------------    ---------------
                                                                                    $18,278,126        $37,516,063
                                                                                   ------------     --------------

               The accompanying notes are an integral part of the consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the years  ended September 30,
                                   1993              1994              1995
                                   ----              ----              ----

Revenues:
Contract and license fees     $ 11,583,484       $    100,809       $ 3,462,777
Investment income                  938,342            504,977         1,039,528
                               -----------       ------------       -----------
     Total revenues             12,521,826            605,786         4,502,305

Costs and expenses:
Research and development        20,013,503         17,737,063        15,167,670
General and administrative       5,242,309          8,402,298         7,878,204
Purchase of technology rights        -              1,852,000             -
                               -----------       ------------       -----------

    Total costs and expenses    25,255,812         27,991,361        23,045,874
                               -----------        -----------       -----------

Net loss from operations       (12,733,986)       (27,385,575)      (18,543,569)
Minority interest                    -                  -               562,844
                               -----------        -----------       -----------

Net loss                      ($12,733,986)      ($27,385,575)     ($17,980,725)
                              =============      =============     ============

Net loss per common share           ($0.50)            ($0.98)           ($0.59)
                              =============      =============     ============

Weighted average common shares
outstanding                     25,492,130         27,873,369        30,603,891
                              =============      =============     ============


               The accompanying notes are an integral part of the consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1994 AND 1995

                                                                         COMMON STOCK                    PREFERRED STOCK
                                                                NUMBER OF                           NUMBER OF
                                                                 SHARES            AMOUNT            SHARES            AMOUNT
                                                               ----------      -------------       ----------         --------
Balance at September 30, 1992 . . . . . . . . . . . . .  . .   24,208,813       $     24,209

Proceeds from exercise of stock options. . . . . . . . . . .      320,682                321
Proceeds from issuance of Series B preferred stock. . . .  .                                         239,425          $    240
Issuance of common stock to Mayo Foundation. . . . . . . . .       22,372                 22
Public offering of common stock, net of issuance costs of
         $1,521,000. . . . . . . . . . . . . . . . . . . . .    2,300,000              2,300
Proceeds from issuance of Series C preferred stock . . . . .                                           5,000                 5
Cancellation of stock purchase option. . . . . . . . . . . .
Net loss for the year ended September 30, 1993. . . . . .  .
                                                               ----------     ---------------     -----------       ----------
Balance at September 30, 1993. . . . . . . . . . . . . . . .   26,851,867             26,852         244,425               245

Proceeds from exercise of  Class B warrants.. . . . . . . ..      177,000                177
Proceeds from exercise of stock options. . . . . . . . . . .      110,500                110
Private placements of common
         stock, net of issuance costs of $1,609,000 . . . ..    1,707,000              1,707
Issuance of warrants. . . . . . . . . . . . . . . . . . . ..
Issuance of common stock for technology rights. . . . . . ..      170,000                170
Dividends on preferred stock. . . . . . . . . . . . . . . ..
Net loss for the year ended September 30, 1994. . . . . . ..
                                                               ----------     ---------------     -----------       ----------
Balance at September 30, 1994. . . . . . . . . . . . . . . .   29,016,367             29,016          244,425             245

Proceeds from exercise of Class B warrants. . . . . . . . ..      257,107                258
Proceeds from exercise of stock options. . . . . . . . . . .       61,200                 61
Private placements of common stock, net of
         issuance costs of $1,244,000. . . . . . . . . . . .    3,009,045              3,009
Dividends on preferred stock. . . . . . . . . . . . . . . ..
Proceeds from offerings of Employee Stock Purchase Plan            10,287                 10
Proceeds from exercise of unit purchase options and
         Class A warrants. . . . . . . . . . . . . . . . . .      930,000                930
Proceeds from issuance of Put Protection Rights and
         Warrants issued pursuant to Subsidiaries Private
         Placements. . . . . . . . . . . . . . . . . . . . .
Net loss for the year ended September 30, 1995. . . . . . ..   __________           ________         ________         ______

Balance at September 30, 1995. . . . . . . . . . . . . . . .   33,284,006           $ 33,284          244,425           $245
                                                               ==========          =========         ========         ======

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                                       F-5(a)

                       INTERNEURON PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1994 AND 1995
                                  CONTINUED...


                                                                      ADDITIONAL                                  TOTAL
                                                                       PAID IN            ACCUMULATED          STOCKHOLDERS'
                                                                       CAPITAL              DEFICIT               EQUITY
                                                                  ----------------     -----------------      --------------
Balance at September 30, 1992 . . . . . . . . . . . . .  . .      $    37,438,844       $ (20,691, 817)       $  16,771,236

Proceeds from exercise of stock options. . . . . . . . . . .              495,722                                   496,043
Proceeds from issuance of Series B preferred stock. . . .  .            2,999,760                                 3,000,000
Issuance of common stock to Mayo Foundation. . . . . . . . .              164,978                                   165,000
Public offering of common stock, net of issuance costs of
         $1,521,000. . . . . . . . . . . . . . . . . . . . .           13,426,332                                13,428,632
Proceeds from issuance of Series C preferred stock . . . . .              499,995                                   500,000
Cancellation of stock purchase option. . . . . . . . . . . .             (400,000)                                 (400,000)
Net loss for the year ended September 30, 1993. . . . . .  .                               (12,733,986)         (12,733,986)
                                                                     -------------        -------------        -------------
Balance at September 30, 1993. . . . . . . . . . . . . . . .           54,625,631          (33,425,803)          21,226,925


Proceeds from exercise of  Class B warrants.. . . . . . . ..              840,573                                   840,750
Proceeds from exercise of stock options. . . . . . . . . . .              465,900                                   466,010
Private placements of common stock, net of
         issuance costs of $1,244,000. . . . . . . . . . . .           13,751,844                                13,753,551
Issuance of Warrants. . . . . . . . . .  . . . . . . . . . .              180,000                                   180,000
Issuance of common stock for technology rights. . . . . . ..              758,505                                   758,675
Dividends on preferred stock. . . . . . . . . . . . . . . ..              (63,006)                                  (63,006)
Net loss for the year ended September 30, 1994. . . . . . ..                               (27,385,575)         (27,385,575)
                                                                     -------------       --------------        -------------
Balance at September 30, 1994. . . . . . . . . . . . . . . .           70,559,447          (60,811,378)           9,777,330


Proceeds from exercise of Class B warrants. . . . . . . . ..            1,221,001                                 1,221,259
Proceeds from exercise of stock options. . . . . . . . . . .              150,419                                   150,480
Private placements of common stock, net of
         issuance costs of $1,244,000. . . . . . . . . . . .           24,697,882                                24,700,891
Dividends on preferred stock. . . . . . . . . . . . . . . ..              (35,000)                                  (35,000)
Proceeds from offerings of Employee Stock Purchase Plan                    69,941                                    69,951
Proceeds from exercise of unit purchase options and
         Class A warrants. . . . . . . . . . . . . . . . . .            2,324,070                                 2,325,000
Proceeds from issuance of Put Protection Rights and
         Warrants issued pursuant to Subsidiaries Private
         Placements. . . . . . . . . . . . . . . . . . . . .            1,162,434                                 1,162,434
Net loss for the year ended September 30, 1995. . . . . . ..                              (17,980,725)          (17,980,725)
                                                                     ------------        -------------         -------------
Balance at September 30, 1995. . . . . . . . . . . . . . . .         $100,150,194        $(78,792,103)          $21,391,620
                                                                     ============        =============           ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                     F-5(b)

                        INTERNEURON PHARMACEUTICALS, INC.
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS

                                                              For the years  ended September 30,
                                                           1993                   1994                  1995
                                                          ------                 -------               -------

Cash flows from operating activities:
     Net loss                                          ($12,733,986)          ($27,385,575)        ($17,980,725)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
         Depreciation and amortization                      380,570                685,298              715,337
         (Gain) loss on disposal of fixed assets             -                      46,075              (34,609)
         Amortization of bond premium                       254,370                 23,162               -
         Minority interest in net loss of consolidated
             subsidiaries                                    -                       -                 (562,844)
         Noncash license fee revenue                       (400,000)                 -                    -
         Noncash license fee expense                        165,000                180,000                -
         Purchase of technology rights                       -                     758,675                -
         Noncash compensation                                -                     326,250                -
         Change in assets and liabilities:
             Prepaids and other current assets            (123,423)                933,550             (195,587)
             Notes receivable and other  assets            (49,930)                (83,022)               8,975
             Accounts payable                               440,455                535,226               43,872
             Accrued expenses and other liabilities         549,220              4,123,948            2,129,249
                                                       ------------           ------------         ------------
Net cash (used) by operating activities                (11,517,724)           (19,856,413)         (15,876,332)
                                                       ------------           ------------         ------------

Cash flows from investing activities:
     Capital expenditures                               (1,132,543)            (1,178,080)            (504,438)
     Purchase of marketable securities                 (20,773,845)           (12,621,110)         (22,462,912)
     Proceeds from maturities and sales of
         marketable securities                           22,076,917             22,736,402            8,612,130
     Restricted cash                                       (75,000)                                       -
     Proceeds from sale of fixed assets                       -                     -                    47,058
                                                       ------------           ------------         ------------
Net cash provided (used) by investing activities            95,529               8,937,212         (14,308,162)
                                                       ------------           ------------         ------------

Cash flows from financing activities:
     Net proceeds from issuance of stock and other
         financing activities                           17,424,675              14,671,055          29,630,015
     Net proceeds from issuance of preferred stock
         by subsidiaries                                      -                     -                6,070,465
     Proceeds from sale/leaseback                             -                  1,497,548             323,978
     Principal payments of capital lease obligations          -                   (117,371)           (416,073)
                                                       -----------            ------------         -----------
Net cash provided by financing activities               17,424,675              16,051,232          35,608,385
                                                       ===========            -----------          -----------

Net change in cash and cash equivalents                  6,002,480               5,132,031           5,423,891
Cash and cash equivalents at beginning of period           222,840               6,225,320          11,357,351
                                                       -----------            ------------         -----------

Cash and cash equivalents at end of period              $ 6,225,320            $11,357,351         $16,781,242
                                                       ============            -----------         -----------


         The accompanying notes are an integral part of the consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   NATURE OF THE BUSINESS:
     -----------------------
Interneuron Pharmaceuticals, Inc. (the "Company") is a diversified biopharmaceutical company engaged in the development and commercialization of a portfolio of products for the treatment or management of central nervous system
(CNS) disorders and other areas. Interneuron is also developing diverse technologies and products through four subsidiaries, Progenitor, Inc. ("Progenitor"), Transcell Technologies, Inc. ("Transcell"), Intercardia, Inc. ("Intercardia"), and InterNutria, Inc. ("InterNutria"). The technology or product areas of the subsidiaries include: gene therapy, growth factors and stem cell production through Progenitor; combinatorial chemistry and drug transport through Transcell; cardiovascular and pulmonary disease through Intercardia; and nutritional and food-related products through InterNutria. Unless the context indicates otherwise, all references to the Company include Interneuron Pharmaceuticals, Inc. ("Interneuron") and its subsidiaries, Progenitor, Transcell, Intercardia, and InterNutria (the "Subsidiaries").

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------
Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned Subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Property and Equipment: Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method based upon the following estimated useful lives:

Estimated Useful Lives:

Office equipment. . . . . .. . . . . . . . . . . . . . .  . .  3 to 5 years

Laboratory equipment.. . . . . . . . . . . . . . . . . . . ..  5 years

Leasehold improvements. . . . . . . . . . . . . . . . . . . .  Shorter of lease term or estimated useful life

Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to operations.

Research and Development: Research and development costs are expensed in the period incurred.

Revenue Recognition: Revenue is recognized under agreements when services are performed or when contractual obligations are met.

Cash, Cash Equivalents and Marketable Securities: The Company invests available cash in short-term bank deposits, money market funds, commercial paper and U.S. Government securities. Cash and cash equivalents includes investments with maturities of three months or less at date of purchase. Marketable securities consists of investments purchased with maturities greater than three months. In fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires that, except for debt securities classified as "held-to-maturity" securities, investments in debt and equity securities be reported at fair value. Debt securities classified as "held-to-maturity" securities are reported at amortized cost. The Company has classified all marketable securities held at September 30, 1995 as "held-to-maturity." The market value of marketable securities at September 30, 1994 was $4,356,860.

Income Taxes: Deferred tax liabilities and assets are recognized based on temporary differences between the financial statement basis and tax basis of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is established if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized (see Note H).

Reclassification: Certain amounts have been reclassified to conform with fiscal 1995 classifications.

C.   MARKETABLE SECURITIES:
     ----------------------
Investments in marketable securities at September 30, 1995 consisted of the following:
                                        COST               MARKET VALUE
                                      --------            --------------

U.S. Treasury notes.....        $      499,579            $     499,690
Federal agency notes ...             4,453,063                4,450,500
Corporate notes.........            13,255,000               13,255,000
                                    ----------              -----------
                                $   18,207,642             $ 18,205,190
                                    ==========               ==========

All of the above investments mature within one year from September 30, 1995. Gross unrealized losses in the marketable securities portfolio at September 30, 1995 were $2,452.

D.     PROPERTY AND EQUIPMENT:
       -----------------------
At September 30, 1994 and 1995, property and equipment consisted of the following:

                                       1994                     1995
                                       ----                     ----

Office equipment........          $    581,255               $  796,628
Laboratory equipment....             1,870,398                2,035,633
Leasehold improvements..               455,456                  336,759
                                   -----------               ----------
                                     2,907,109                3,169,020
Less: accumulated depreciation
        and amortization . . . . .  (1,012,645)              (1,497,904)
                                    -----------              -----------
                                    $1,894,464               $1,671,116
                                    ==========                ==========

Included in the above amounts is property and equipment under capital lease obligations of $1,498,000 and $1,890,000 at September 30, 1994 and 1995,
respectively, and related accumulated depreciation of $128,000 and $619,000 at September 30, 1994 and 1995, respectively. Leased assets consist primarily of laboratory equipment. The Company paid $61,000 and $146,000 in interest expense during the years ended September 30, 1994 and 1995, respectively, related to these capital lease obligations.

In fiscal 1994, the Company and its Subsidiaries entered into equipment lease financing arrangements with several leasing companies whereby a net loss resulted when certain equipment was sold and leased back. These transactions yielded proceeds of $1,498,000. The net book value of the equipment leased under these arrangements totaled $1,570,000 at the transaction dates and deferred losses of $72,000 were recorded and are being amortized over the life of the leases.

E.  ACCRUED EXPENSES:
    -----------------
At September 30, 1994 and 1995, accrued expenses consisted of the following:

                                             1994                  1995
                                             ----                  ----
Professional fees. . . . . . . . . . .  $    578,323            $ 526,174
Clinical and sponsored research. . . .     3,180,205            3,737,034
Withholding taxes. . . . . . . . . . .       456,778              453,701
Compensation . . . . . . . . . . . . .       855,314            1,049,553
Shared manufacturing costs . . . . . .          -                 701,296
Other. . . . . . . . . . . . . . . . .       826,477            1,525,861
                                        -------------           ---------
                                           $5,897,097          $7,993,619
                                         ============          ==========

F.  COMMITMENTS:
    ------------
The Company leases its facilities, as well as certain laboratory equipment and furniture, under non-cancelable operating leases. Certain operating leases can be renewed for an additional five years at terms to be negotiated. Rent expense under these leases was approximately $649,000, $913,000 and $1,055,000 for the years ended September 30, 1993, 1994 and 1995, respectively. The Company also leases certain property and equipment under capital leases.

At September 30, 1995, the Company's future minimum payments under lease arrangements are as follows:

       FISCAL YEAR                OPERATING LEASES            CAPITAL LEASES
         1996                        $   932,354               $ 630,645
         1997                            332,630                 630,928
         1998                             57,422                 191,642
         1999                             57,339                  56,136
         2000                             35,403                    -
                                    -------------              ----------
Total lease payments                  $1,415,148                1,509,351
                                      ==========

Less: amount representing interest                              (221,269)
                                                               ----------
Present value of net minimum lease payments                   $ 1,288,082
                                                                =========

In connection with its facilities lease agreements, the Company has issued letters of credit to lessors in the amount of $125,000. The letters of credit are collateralized by Certificates of Deposit totaling $87,500. Accordingly, this restricted cash amount has been classified as a non-current asset.


G.  STOCKHOLDERS' EQUITY:
    ---------------------
Preferred Stock: The Certificate of Incorporation of the Company authorizes the issuance of 5,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions, including the dividend, conversion, voting, redemption (including sinking fund provisions), and other rights, liquidation preferences, and the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders of the Company. In 1993 the Company issued shares of Series B and Series C Preferred Stock in connection with an agreement with American Home Products Corp. (see Note J).

Common Stock and Warrants: In March 1990, the Company completed its initial public offering of securities. The offering consisted of 1,782,500 units at $6.00 per unit, each unit consisting of three shares of Common Stock, $.001 par value, and three Class A warrants. Each Class A warrant entitled the holder to purchase one share of Common Stock and one Class B warrant at an exercise price of $2.20. As of February 1992, all such Class A warrants had been exercised. Each Class B warrant entitles the holder to purchase one share of Common Stock at $4.75 per share, from the date of issuance through March 15, 1996.

The Class B warrants are subject to redemption by the Company at $.05 per warrant on 30 days prior written notice if the average of the closing bid price of the Company's Common Stock exceeds $5.50 per share for 20 consecutive business days ending within 15 days of notice of redemption. During fiscal 1995, 257,107 Class B warrants were exercised and proceeds of approximately $1,221,000 were realized by the Company. At September 30, 1995, 2,402,616 Class B warrants were outstanding.

In connection with the initial public offering, the Company also provided the underwriter with Unit Purchase Options to purchase up to 155,000 units for $8.40 per unit. These units were identical to the units sold in the Company's initial public offering except that the Class A and Class B warrants are not redeemable. In fiscal 1995, all 155,000 Unit Purchase Options and underlying Class A warrants were exercised resulting in proceeds of $2,325,000 and issuance of 930,000 shares of the Company's Common Stock and 465,000 Class B warrants.

In fiscal 1993, the Company completed an additional public offering of 2,300,000 shares of its Common Stock. Net proceeds to the Company were approximately $13,429,000.

In fiscal 1994, the Company completed a private placement of 1,707,000 shares of its Common Stock resulting in net proceeds of approximately $13,754,000.

In fiscal 1995, the Company completed private placements of 3,009,045 shares of its Common Stock, at prices ranging from $3.75 to $13.08 per share, which resulted in net proceeds of approximately $24,701,000. Additionally as part of the private placements, the Company issued warrants to purchase 500,000 and 62,500 shares of its Common Stock at $10.00 and $12.77 per share, respectively, which are exercisable through June 1, 2002 and August 16, 2000, respectively. In connection with these private placements, 91,000 additional warrants to purchase shares of the Company's Common Stock were issued to certain financial intermediaries at prices ranging from $5.25 to $13.08 per share which expire at various dates from July 5, 2000 to February 3, 2005. Pursuant to a private placement agreement, an additional 48,786 shares of the Company's Common Stock were issued subsequent to September 30, 1995.

During fiscal 1995, the Subsidiaries issued convertible preferred stock through private placements which resulted in net proceeds of approximately $7,233,000 (the "Subsidiaries' Private Placements"). In connection with certain of the Subsidiaries' Private Placements the Company issued 218,125 warrants to purchase shares of the Company's Common Stock exercisable at $4.625 per share until June 30, 1998 (the "Warrants"). Additionally, investors in the private placements have the ability on June 30, 1998 to cause the Company to purchase from them certain amounts of the convertible preferred stock deemed to be illiquid but in no circumstance for an amount greater than that initially paid by the investor (the "Put Protection Rights"). Interneuron received approximately $1,163,000 from the proceeds of the offerings as consideration for its issuance of the Warrants and the Put Protection Rights, recorded as an equity issuance by Interneuron. The Company may pay cash or issue its Common Stock to settle any obligations arising from the Put Protection Rights and intends to choose settlement through issuance of its Common Stock. The Company could be required to issue up to a maximum aggregate of approximately 4,095,000 shares of Common Stock under certain circumstances if the Put Protection Rights were exercised in full and Interneuron's Common Stock is valued at $2.00 per share or less. Investors also received registration rights relating to the shares underlying the Warrants and Put Protection Rights. In connection with these private placements, the Company issued to designees of the Placement Agent (also, see
Note I), which is an affiliate of the Company, warrants to purchase approximately 21,813 shares of Interneuron Common Stock at $4.625 per share, exercisable through June 30, 1998.

In connection with the Company's fiscal 1995 financings and the Subsidiaries' Private Placements, the Company is obligated to register for sale with the Securities and Exchange Commission (the "SEC") a total of approximately 5,700,000 shares of its Common Stock which includes outstanding Common Stock and Common Stock issuable upon exercise of warrants, but does not include the shares issuable from the Put Protection Rights which are not calculable and do not have registration rights until 1998.

The amount of Minority Interest reflected in the Consolidated Balance Sheet at September 30, 1995 reflects the net proceeds of the Subsidiaries' Private Placements less the $1,163,000 paid to the Company for its issuance of the Warrants and Put Protection Rights, and less the minority interest shareholders' proportionate share of the Subsidiaries' net loss for the periods subsequent to such issuances. Of the $1,163,000 the Company received for its issuance of the Warrants and Put Protection Rights, the Company loaned approximately $833,000 to certain Subsidiaries on a long-term basis pursuant to convertible debentures.

In connection with the Subsidiaries' Private Placements, Interneuron converted the amounts owed to Interneuron by these Subsidiaries as a result of Interneuron's funding of the Subsidiaries' operations into convertible preferred stock of these Subsidiaries. As a result of the private placements and the debt conversion, the Company's percentage of ownership in Progenitor, Transcell and Intercardia changed from 77%, 80% and 100%, respectively, at September 30, 1994, to 78%, 79% and 88%, respectively, at September 30, 1995.

Stock Option Plans: Under the Company's 1989 Stock Option Plan (the "1989 Plan"), incentive or non-qualified options to purchase 3,000,000 shares of the Company's Common Stock may be granted to employees. The exercise price of incentive options granted under the 1989 Plan must not be less than the fair market value of the Common Stock as determined on the date of grant.

Under the Company's 1994 Long-Term Incentive Plan (the "1994 Plan"), employees, directors and consultants to the Company may be granted incentive or non-qualified options to purchase up to 2,700,000 shares of the Common Stock of the Company and restricted stock awards of up to 300,000 shares of the Common Stock of the Company. The exercise price of incentive options must not be less than the fair market value of the Common Stock as determined on the date of the grant. Restricted stock awards may be made without payment of consideration by the recipient and may be subject to performance criteria and restriction periods.


[Remainder of page intentionally left blank.]

Stock option activity under the 1989 and 1994 Plans (the "Plans") was as follows:

                                                    INCENTIVE                                   NON-QUALIFIED
                                                  STOCK OPTIONS                                 STOCK OPTIONS
                                            --------------------------                   --------------------------
                                                               OPTION                                       OPTION
                                          SHARES               PRICE                     SHARES             PRICE
Outstanding at
September 30, 1992                       889,530            $ .34-$10.00                341,177         $2.25-$12.63

  Granted                                186,068            $7.12-$ 9.63                830,023         $7.25-$ 8.75

  Exercised                             (284,635)           $ .34-$ 7.12                (18,322)        $4.38-$ 7.00

  Canceled                               (76,400)           $4.38-$ 8.63                (75,000)        $6.00
                                        ----------                                      --------
Outstanding at
September 30, 1993                       714,563            $ .83-$10.00                1,077,878       $2.25-$12.63

  Granted                                275,533            $5.12-$10.00                590,967         $6.38-$ 9.88

  Exercised                              (83,832)           $0.00-$ 4.38                (26,668)        $2.25-$ 6.25

  Canceled                               (13,600)           $4.38-$ 9.63                    -
                                        ---------                                        -------
Outstanding at
September 30, 1994                       892,664            $ .83-$10.00                1,642,177       $2.25-$12.63

  Granted                                 65,596            $ 4.88-$9.88               1,159,604        $5.00-$9.88

  Exercised                              (57,500)           $.83 -$ 7.12                 (3,700)        $6.63

  Canceled                                (2,400)           $5.12-$ 7.12                    -
                                        ---------                                       --------
Outstanding at
September 30, 1995                       898,360            $ .83-$10.00               2,798,081        $2.25-$12.63
                                        ========                                       =========

At September 30, 1995, outstanding incentive and non-qualified stock options were exercisable as follows:

Exercise Price Per Share:            UNDER $5.00           $5.00 TO $10.00            OVER $10.00            TOTAL
                                     -----------           ---------------            -----------            ------
Shares of:
     Incentive stock options            188,845                702,915                    6,600             898,360
     Non-qualified stock options         35,555              2,692,526                   70,000           2,798,081
                                        --------            ----------                  -------           ---------

Total Shares                            224,400              3,395,441                   76,600           3,696,441
                                        =======              =========                  =======           =========


At September 30, 1995, 521,449 incentive stock options and 925,589 non-qualified stock options were exercisable and there were no awards of restricted stock.

The Company has also granted options, outside of the Plans, to purchase shares of the Company's Common Stock with option prices of $2.00-$7.00 per share. At September 30, 1995, 385,000 of these options were outstanding and 347,500 were exercisable at prices ranging from $2.00-$7.00 per share.

All outstanding options vest at various rates over periods up to six years.

In addition to warrants disclosed in this and other Notes to these Consolidated Financial Statements, at September 30, 1995 there are outstanding warrants to purchase the Company's Common Stock as follows:

                                   EXERCISE PRICE
           SHARES                  PER SHARE                 EXPIRATION DATE
          --------                 --------------            ---------------
         1,000,000                     $4.00                  August 9, 1996
            20,000                     $9.00                 August 11, 1998
           100,000                    $14.00                October 27, 1998
            25,000                     $5.12                    July 7, 2004


Employee Stock Purchase Plan: On March 22, 1995, the stockholders approved the Company's 1995 Employee Stock Purchase Plan covering an aggregate of 100,000 shares of Common Stock which is offered in one-year offerings ("an Offering"), the first of which began April 1, 1995. Each Offering is divided into two six-month Purchase Periods (the "Purchase Periods"). Employees may contribute up to ten percent (10%) of gross wages, with certain limitations, via payroll deduction, to the plan. Stock will be purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the last sale price of the Company's Common Stock on the first day of an Offering or the last day of the related Purchase Period. As of September 30, 1995, 10,287 shares of Common Stock had been purchased pursuant to this plan.

In addition to the 33,284,000 shares of Common Stock outstanding at September 30, 1995, there were approximately 20,500,000 potentially issuable shares of Common Stock ("Reserved Common Shares"). Included in the number of Reserved Common Shares are the following: (i) 5,000,000 shares of Common Stock reserved for issuance upon conversion of the Company's authorized Preferred Stock, of which 622,221 shares of Common Stock are currently issuable; (ii) 4,095,000 shares reserved for the maximum number of shares issuable under the Put Protection Rights, which assumes its exercise for the full amount possible;
(iii) 5,900,000 shares reserved for issuance under the 1989 and 1994 Plans and the 1995 Employee Stock Purchase Plan (of this amount approximately 4,800,000 has been granted, not all of which was vested); and (iv) 2,402,616 shares reserved for issuance upon exercise of the Class B Warrants.

H.  INCOME TAXES:
    -------------
No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of September 30, 1995, net deferred tax assets totaled approximately $32,000,000 principally due to net operating loss carry forwards of approximately $79,000,000. The use of these net operating loss carry forwards may be subject to limitation under the change in stock ownership rules of the Internal Revenue Code. These net operating loss carry forwards will expire at various dates through 2010. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance.

I.  RELATED PARTY TRANSACTIONS:
    ---------------------------
The Company licensed certain patents and technologies from Massachusetts Institute of Technology ("MIT") relating to research of a principal shareholder and director and his associates. The Company is obligated to reimburse MIT for one half of any patent prosecution and maintenance costs to maintain certain of these licenses.

During fiscal 1995, Paramount Capital, Inc. ("Paramount") served as placement agent for the Subsidiaries' Private Placements. Lindsay A. Rosenwald, M.D., the Chairman of the Board and a principal stockholder of Interneuron, is the Chairman, Chief Executive Officer and sole stockholder of Paramount. Paramount earned $657,433 in commissions related to the Subsidiaries' Private Placements. In addition, Interneuron issued to Dr. Rosenwald and other designees of Paramount warrants to purchase a total of 21,813 shares of Interneuron Common Stock at $4.625 per share, exercisable through June 30, 1998.

D.H. Blair and Co., Inc. ("Blair") was a selected dealer associated with the Subsidiaries' Private Placements. Blair is substantially owned by the sole stockholder of the parent of D.H. Blair Investment Banking Corp., a principal stockholder of Interneuron. Blair earned $112,586 in commissions related to the Subsidiaries' Private Placements. Designees of Paramount (including Dr. Rosenwald) and Blair also received warrants to purchase an aggregate of 10% of the preferred stock of the Subsidiaries sold in the Subsidiaries' Private Placements.

Under an agreement with the underwriter of the Company's initial public offering, the Company was required to pay, under certain circumstances, a fee equal to 4% of the gross proceeds of warrants exercised subsequent to March 7, 1991. In fiscal 1993, the underwriter agreed to waive the fee on all future exercises of warrants. Certain of the Company's stockholders are also officers of, or related to, the underwriter.

Under consulting agreements with two directors and a party related to a director to provide scientific advice and administrative services, the Company is obligated to make monthly payments, generally for a one year period subject to annual renewals. Payments were $149,000, $163,000 and $174,000 for the years ended September 30, 1993, 1994 and 1995, respectively. Another director has a three year consulting agreement with the Company to provide services for a total of $120,000. Payments under this agreement were $11,000 and $36,000 in fiscal 1994 and 1995, respectively.

Advances were provided to several executives of the Company and its subsidiaries for moving and relocation costs. As of September 30, 1994 and 1995, these loans totaled approximately $483,000 and $561,000 respectively. Certain amounts will be repaid and certain amounts will be forgiven upon achievement of specific milestones; remaining balances will be repaid by the earlier of four years from the date of the note or termination of the executive's employment.

The Company made contributions of $93,000, $134,500 and $147,000 in the years ended September 30, 1993, 1994 and 1995, respectively, to The Center for Brain Science and Metabolism Charitable Trust of which one of the Company's directors is the Scientific Director.

J.       AGREEMENTS:
         -----------
Servier: In February 1990, as amended, the Company entered into a series of agreements with Les Laboratoires Servier ("Licensor") under which the Company will pursue activities designed to obtain approval by the Food and Drug Administration ("FDA") to market dexfenfluramine, a prescription drug developed by the Licensor for the treatment of obesity. Under the terms of the agreements, the Company obtained marketing rights to the product in exchange for future royalty payments based upon net product sales, as defined. These agreements required royalties of $100,000 paid in February 1991, and $300,000 in each subsequent February in which the agreements are in effect. Additionally, under the terms of these agreements, the Company will be required to purchase the bulk compound from an affiliate of the Licensor and will be required to pay minimum royalties of approximately $2,000,000 over a five-year period commencing after the first commercial sale. The Company is obliged to commercially market dexfenfluramine within six months of receipt of an FDA approval letter. Servier may terminate its license agreement with Interneuron if the Company does not market dexfenfluramine within one year of the end of the above described six-month period.

American Home Products: In November 1992, the Company entered into an agreement with American Cyanamid (which subsequently was acquired by American Home Products Corp.) ("American Home") for the development and marketing in the United States of dexfenfluramine for use in treating obesity associated with carbohydrate craving. On this date, the Company received $2,000,000 for a patent license and sold to American Home 239,425 shares of its convertible Series B Preferred Stock for $3,000,000. Holders of the Series B Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders generally, other than the election of directors, holding the number of votes equal to the number of shares of Common Stock into which such shares of Series B Preferred Stock are convertible. Holders of Series B Preferred Stock are entitled to receive mandatory dividends of $.1253 per share payable at the election of the Company in cash or Common Stock. Such dividends are payable annually on April 1 of each year, accrue on a daily basis and are cumulative; as of September 30, 1995, $86,431 of mandatory dividends have been accrued. Holders of Series B Preferred Stock are also entitled to a liquidation preference of $12.53 per share, plus accumulated and unpaid dividends. Holders of Series B Preferred Stock are entitled to convert such shares into an aggregate of 533,333 shares of Common Stock (a conversion price of $5.625 per share) subject to adjustment in the event of future dilution. The agreement provides for additional cash payments for the patent license and additional purchases of Convertible Preferred Stock based upon the Company's achievement of certain milestones.

The agreement also provides for American Home to reimburse the Company for 50% of certain research and development expenses. Accordingly, the Company recognized $1,326,975 and $368,548 of contract revenue pursuant to this agreement in fiscal 1993 and fiscal 1995.

In June 1993, the Company received milestone payments from American Home in connection with the submission of a New Drug Application ("NDA") for dexfenfluramine, consisting of $2,500,000 in cash and $500,000 through the purchase of 5,000 shares of convertible Series C Preferred Stock. Holders of the Series C Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders generally, other than the elections of directors, holding the number of votes equal to the number of Common Shares into which such shares of Series C Preferred are convertible. Holders of Series C Preferred Stock are entitled to receive mandatory dividends of $1.00 per share payable annually on April first of each year, which accrue on a daily basis and are cumulative; as of September 30, 1995, $11,575 of mandatory dividends have been accrued. Holders of Series C Preferred Stock are also entitled to a liquidation preference of $100 per share, plus accumulated and unpaid dividends. Holders of Series C Preferred Stock are entitled to convert such shares into an aggregate of 88,888 shares of Common Stock of the Company (a conversion price of $5.625 per share) subject to anti-dilution adjustment.

On September 29, 1995 dexfenfluramine was recommended for removal from Schedule IV of the Controlled Substances Act by a joint committee of the Endocrinologic and Metabolic Advisory Committee and Drug Abuse Advisory Committee of the FDA. If the descheduling is effected within one year of NDA approval, Interneuron would receive $6,500,000 as a milestone payment and $3,500,000 as an equity investment from American Home.

American Home has the right to terminate its sublicense at any time prior to its first commercial sale of dexfenfluramine or, upon twelve months notice to Interneuron, after such first commercial sale. The American Home agreements provide that Servier has the right to withdraw its consent to the sublicense in the event that any entity acquires stock in American Home sufficient to elect a majority of American Home's Board of Directors or otherwise obtains control of American Home, provided that no such termination shall occur if American Home or its successor achieves minimum net sales of $75 million in the first marketing year or $100 million thereafter or pays Servier amounts to which it would have been entitled if American Home had achieved such minimum net sales. Servier consented to the American Home acquisition of American Cyanamid Company.

Elan: In September 1993, the Company entered into an agreement with Elan Corporation, plc ("Elan") which granted to Elan exclusive worldwide rights to the Company's nutritional products for use by patients with Parkinson's Disease. Pursuant to this agreement, the Company received from Elan a total of $5,400,000 which is considered a non-refundable advance royalty. The agreement provides for additional royalties to be paid to the Company in connection with future sales of the product.

Rhone-Poulenc Rorer: In February 1994, the Company entered into a license agreement with Rhone-Poulenc Rorer S.A., a French corporation, granting the Company worldwide exclusive rights to an anti-anxiety compound designated IP-456, and subsequently named pagoclone, for commercial manufacturing and sale. The Company paid an upfront license fee of $250,000 upon execution of the agreement. Additional payments totaling $1,250,000 relating to the initiation of clinical trials and submission of an NDA will be due based upon achievement of milestones. Payments made by the Company upon approval of an NDA will range from $3,000,000 to $5,000,000, depending on the number of countries in which approval is achieved. Additional royalties will be paid based on sales.

Ferrer: The Company has licensed from Ferrer International, S.A. exclusive rights to citicoline for commercialization in the United States, Puerto Rico and Canada. A license fee and future royalties for net sales of citicoline were consideration provided to Ferrer.

Bristol-Myers Squibb: Through Intercardia, Inc.'s fiscal 1994 acquisition of CPEC (See Note K), the Company assumed CPEC's exclusive license to bucindolol, for use in the treatment of congestive heart failure, which CPEC acquired from Bristol-Myers Squibb Company ("BMS"). This license permits Intercardia to make, use and sell bucindolol worldwide. Royalties will be due to BMS based upon net sales of the product.

Chiron: In April 1995, the Company's subsidiary, Progenitor, Inc., entered into an agreement with Chiron Corporation to collaborate in the development and commercialization of Progenitor's proprietary gene therapy technology. Progenitor received an initial payment of $2,500,000 and is committed to pay up to $750,000 of certain start-up manufacturing costs at Chiron during calender year 1995. These amounts have been recognized as contract revenue and research and development expense, respectively, in the year ended September 30,1995. Progenitor will receive an additional $500,000 payment in January 1996, which will be recognized as contract revenue when received.

K.  ACQUISITION:
    ------------
In May 1994 the Company's subsidiary, Intercardia, Inc., entered into an agreement to acquire eighty percent of the outstanding common stock of CPEC, Inc. (formerly Cardiovascular Pharmacology Engineering and Consultants, Inc.), ("CPEC"), subject to conditions which were met on September 26, 1994, the effective date of the acquisition. CPEC has an exclusive worldwide license in North America and Europe to bucindolol, a non-selective beta-blocker currently under development for congestive heart failure. Bucindolol began a Phase III clinical trial, the Beta-blocker Evaluation of Survival Trial (the "BEST Study"), for treatment of congestive heart failure in cooperation with the National Institutes of Health (the "NIH") and The Department of Veteran Affairs (the "VA") in April 1995. The NIH and VA have agreed to provide up to $15,750,000 throughout the study and CPEC is obligated to provide up to an additional $2,000,000, of which $750,000 has been paid through September 30, 1995, and fund other costs of the study including drug supply and clinical monitoring.

The purchase price of CPEC was approximately $1,852,000 comprised of 170,000 shares of Common Stock of Interneuron, payments to stockholders of CPEC, assumed liabilities, and other related expenses. Additionally, future issuances of the Interneuron's Common Stock are required upon achieving the milestones of filing an NDA and receiving an approval letter from the FDA. The value of these additional shares is not included in the purchase price because their issuance is contingent upon achieving these milestones. Substantially all of the purchase price has been allocated to the bucindolol technology rights. However, because bucindolol is not a currently commercializable product and future benefits are dependent upon successful completion of clinical trials and FDA approval, the Company recorded a charge to operations for the costs associated with this transaction. Future issuances of Common Stock will result in additional charges.

Intercardia and CPEC also entered into a consulting agreement with a corporation owned by the minority stockholders of CPEC providing for consulting fees aggregating $300,000 over a three year period beginning October 1994.

Consolidated results of operations for the years ended September 30, 1993 and 1994 would not be materially different from those presented herein if CPEC were included.

L.  SUBSEQUENT EVENTS (UNAUDITED):
    ------------------------------
In November 1995, Interneuron entered into an exclusive manufacturing agreement with Boehringer Ingleheim Pharmaceuticals, Inc. ("Boehringer") under which Boehringer agreed to supply, and Interneuron agreed to purchase from Boehringer, all of Interneuron's requirements for dexfenfluramine capsules. The contract, which expires December 31, 1998, contains certain minimum purchase and insurance commitments by Interneuron and requires conformance by Boehringer to the FDA's Good Manufacturing Practices regulations. The agreement provides for Interneuron to be able to qualify a second source manufacturer under certain conditions.

In December 1995, Intercardia executed a Development and Marketing Collaboration and License Agreement with Astra Merck, Inc. ("the Astra Merck Collaboration") to provide for the development and commercialization and marketing in the United States of twice-daily formulation of bucindolol for the treatment of congestive heart failure. Intercardia received $5,000,000 upon execution of the Astra Merck Collaboration and will receive additional payments based upon achievement of certain milestones and royalties based on net sales in the United States. Intercardia is required to make certain payments to Astra Merck commencing December 1997 and aggregating up to $21 million; if such payments are not made Intercardia's royalty will be substantially reduced.

In December 1995, Intercardia filed a registration statement with the Securities and Exchange Commission ("SEC") relating to a proposed initial public offering of 2,200,000 shares of Intercardia common stock at a price anticipated to be between $12.00 and $14.00 per share. An issuance of 2,200,000 shares of Intercardia common stock would cause the Company's ownership of Intercardia to decrease from 88% to approximately 58%. Interneuron has expressed its interest in acquiring $5,000,000 of the offering at the initial public offering price. If such shares are purchased on the terms proposed, Interneuron's percentage ownership of Intercardia after the offering would be approximately 64%, before the exercise of any options or warrants.

In December 1995, the Company agreed to acquire from Walden Laboratories, Inc., the technology and know-how to produce a specially formulated dietary supplement for women's use during their premenstrual period in exchange for $2,400,000, payable in two tranches of Interneuron Common Stock, the first in late 1996 and the second in late 1997, at the then-prevailing market price.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERNEURON PHARMACEUTICALS, INC.

Date:  December 26, 1995            By:    /S/ GLENN L. COOPER
                                           --------------------
                                           Glenn L. Cooper, M.D.,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.

          NAME                      TITLE                            DATE

/S/ GLENN L. COOPER         President and Chief Executive      December 27, 1995
-----------------------     Officer and Director (Principal
Glenn L. Cooper, M.D.       Executive Officer)


/S/ LINDSAY ROSENWALD       Chairman of the                    December 27, 1995
-----------------------     Board of Directors
Lindsay Rosenwald, M.D.


-----------------------     Director                           December   , 1995
Harry Gray

 /S/ ALEXANDER M. HAIG      Director                           December 27, 1995
-----------------------
Alexander M. Haig, Jr.

-----------------------     Director                           December   , 1995
Peter Barton Hutt

 /S/ MALCOLM MORVILLE       Director                           December 27, 1995
-----------------------
Malcolm Morville

 /S/  ROBERT K. MUELLER     Director                           December 27, 1995
-----------------------
Robert K. Mueller

 /S/ LEE J. SCHROEDER       Director                           December 27, 1995
-----------------------
Lee J. Schroeder


 /S/ DAVID S. SHARROCK      Director                           December 27, 1995
-----------------------
David S. Sharrock

/S/ RICHARD WURTMAN         Director                           December 27, 1995
-----------------------
Richard Wurtman, M.D.

 /S/ THOMAS F. FARB         Executive Vice President,          December 27, 1995
-----------------------     Finance and Chief Financial
Thomas F. Farb              Officer (Principal Financial
                            and Accounting Officer)