Form 10-Q
period 1995-12-31
INTERNEURON PHARMACEUTICALS INC
filed 1996-02-14
CIK 854222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                              --------------------

[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1995

[ ]  TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -------------

                           Commission File No. 0-18728

                        INTERNEURON PHARMACEUTICALS, INC.
             (exact name of registrant as specified in its charter)

         Delaware                                     04-3047911
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)                          Number)

One Ledgemont Center, 99 Hayden Avenue            02173
Lexington, Massachusetts                        (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code (617) 861-8444

(Former name, former address and former fiscal year, if changed since last report): Not Applicable

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X             No
                    ---              ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

         Class                                 Outstanding at February 9, 1996:
Common Stock $.001 par value                           34,658,702 shares

                     INTERNEURON PHARMACEUTICALS, INC.

                         INDEX TO FORM 10-Q

                                                                      PAGE

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1995
          and September 30, 1995 . .  . . . .  . . . . . . . . . . . . .3

          Consolidated Statements of Operations for the Three
          Months ended December 31, 1995 and 1994 . . . . . .. . . . . .4

          Consolidated Statements of Cash Flows for the Three
          Months ended December 31, 1995 and 1994 . . . . . .. . . . . .5

          Notes to Unaudited Consolidated Financial
          Statements . . . . . . . . . . . . . . . . . . . . . . . . . .6


          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations. . .8


PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . 13

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 19

                        INTERNEURON PHARMACEUTICALS, INC.
                                  CONSOLIDATED
                                 BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                   December 31,  September 30,
                                                                                        1995         1995
                                                                                   ------------  -------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                        $  18,194    $  16,781
  Marketable securities                                                               17,723       18,208
  Prepaid and other current assets                                                     1,724          427
                                                                                   ------------  -------------
      Total current assets                                                            37,641       35,416
                                                                                   ============  =============


Property and equipment, net                                                            1,585        1,671
Notes receivable                                                                         407          429
                                                                                   $  39,633    $  37,516

                                LIABILITIES

Current liabilities:
  Accounts payable                                                                  $ 1,597$        1,161
  Accrued expenses                                                                     8,235        7,994
  Current portion of capital lease obligations                                           522          506
                                                                                   ------------  -------------
      Total current liabilities                                                       10,354        9,661


Long-term portion of capital lease obligations                                           728          782
Other long-term liabilities                                                               20           44

Minority interest                                                                      6,746        5,638


                           STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, authorized 5,000,000 shares: Series B, 239,425 shares issued and outstanding at December 31, 1995 and September 30, 1995, respectively (liquidation preference at December 31, 1995 $3,100); 3,000 3,000
  Series C, 5,000 shares issued and outstanding at December 31, 1995 and September 30, 1995, respectively (liquidation preference at December
  31, 1995 $513);                                                                        500          500
Common stock, par value $.001; 60,000,000 shares authorized;
  33,899,077 and 33,284,006 shares issued and outstanding at December                     34           33
  31, 1995 and September 30, 1995, respectively
Additional paid-in capital                                                           100,226       96,650
Accumulated deficit                                                                  (81,975)     (78,792)
                                                                                   ------------  -------------
  Total stockholders' equity                                                          21,785       21,391
                                                                                   ------------  -------------
                                                                                   $  39,633    $  37,516
                                                                                   ============  =============


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
             For the three months ended December 31, 1995 and 1994
                                   (Unaudited)
                  (Amounts in thousands except per share data)



                                             1995                    1994
                                          ----------              ---------
Revenues:
Contract and license fees                 $  5,344               $     33
Investment income                              471                    175
Other income                                  --                       12
                                          ----------              ---------
  Total revenues                             5,815                    220

Costs and expenses:
Research and development                     3,126                  3,711
Selling, general and administrative          2,748                  1,722
Purchase of technology rights                2,150                    --
                                          ----------              ---------
  Total costs and expenses                   8,024                  5,433

Net loss from operations                    (2,209)                (5,213)
Minority interest                             (974)                   --
                                          ----------              ---------

Net loss                                  $ (3,183)             $  (5,213)
                                          ==========              =========
Net loss per common share                 $  (0.09)             $   (0.18)
                                          ==========              =========
Weighted average common shares
outstanding                                 33,524                 29,031
                                          ==========              =========


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                                  CONSOLIDATED
                             STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 1995 and 1994
                                   (Unaudited)
                             (Dollars in thousands)


                                                           Three Months Ended
                                                               December 31,
                                                       -------------------------
                                                              1995        1994

Cash used in operating activities:
  Net loss                                                 $ (3,183)   $ (5,213)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
     Depreciation & amortization                                190         192
     Purchase of in-process research and development          2,082        --
     Loss on disposal of fixed assets                             2        --
     Minority interest in net loss/income of
      consolidated subsidiaries                                 974        --
     Noncash compensation                                       283        --
     Change in assets and liabilities:
      Prepaid and other current assets                       (1,297)        (58)
      Notes receivable and other assets                          22          34
      Accounts payable                                          436        (336)
      Accrued expenses and other liabilities                    259       1,076
                                                              ------      ------
Net cash (used) by operating activities                        (232)     (4,305)
                                                              ------      ------
Cash flows from investing activities:
  Capital expenditures                                          (77)        (41)
  Purchase of marketable securities                         (16,462)     (2,082)
  Proceeds from maturities and sales of                      16,947       2,757
  Proceeds from sale of fixed assets                              9          17
                                                              ------      ------
Net cash provided (used) by investing activities                417         651
                                                              ------      ------

Cash flows from financing activities:
  Net proceeds from financing activities                      1,303       7,292
  Proceeds from sale/leaseback                                 --            39
  Principal payments of capital lease obligations               (75)        (88)
                                                              ------      ------
Net cash provided by financing activities                     1,228       7,243
                                                              ------      ------

Net change in cash and cash equivalents                       1,413       3,589
Cash and cash equivalents at beginning of period             16,781      11,263
                                                              ------      ------
Cash and cash equivalents at end of period                 $ 18,194    $ 14,852
                                                            ========     =======


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

               INTERNEURON PHARMACEUTICALS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION:

     The consolidated financial statements included herein have been prepared by Interneuron Pharmaceuticals, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10K for the fiscal year ended September 30, 1995.

     The consolidated financial statements include the accounts of Interneuron Pharmaceuticals, Inc. ( Interneuron or the Company ) and its subsidiaries. All significant intercompany activity has been eliminated.

B.   INCOME TAXES:

     At December 31, 1995, the Company and its subsidiaries had net operating loss carryforwards, for tax reporting purposes, of approximately $80 million available to reduce future federal income taxes. The use of these net operating loss carryforwards may be subject to limitation under the change in stock ownership rules of the Internal Revenue Code and may not be fully available for use on a consolidated basis.

C.   STOCKHOLDERS' EQUITY:

     The Company s Class B Warrants expire on March 15, 1996. Each Class B Warrant entitles the holder to purchase one share of Interneuron's Common Stock at a price of $4.75 through March 15, 1996, subject to earlier redemption, at the Company's option, under certain circumstances. During the three months ended December 31, 1995, approximately 219,000 Class B Warrants were exercised resulting in proceeds to the Company of approximately $1,039,000. The total number of outstanding Interneuron Class B Warrants is approximately 2.26 million as of December 31, 1995.

     During the quarter ended December 31, 1995, a warrant holder exercised 300,000 warrants pursuant to a cashless exercise provision, resulting in a net issuance of 232,120 shares of Common Stock.

     The Company and its subsidiaries continue to seek additional financing and/or collaborative arrangements.

D.   AGREEMENTS

     In November 1995, Interneuron entered into an exclusive manufacturing agreement with Boehringer Ingleheim Pharmaceuticals, Inc. ( Boehringer ) under which Boehringer agreed to supply, and Interneuron agreed to purchase from Boehringer, all of Interneuron s requirements for dexfenfluramine capsules. The contract, which expires December 31, 1998, contains certain minimum purchase and insurance commitments by Interneuron and requires conformance by Boehringer to the FDA s Good Manufacturing Practices regulations. The agreement provides for Interneuron to be able to qualify a second source manufacturer under certain conditions.

     In December 1995, Intercardia, Inc., a majority-owned subsidiary (Intercardia ), executed a Development and Marketing Collaboration and License Agreement with Astra Merck, Inc. (the Astra Merck Collaboration ) to provide for the development and commercialization and marketing in the United States of a twice-daily formulation of bucindolol for the treatment of congestive heart failure. Intercardia received $5,000,000 upon execution of the Astra Merck Collaboration, which was recognized as Contract Revenue, and will receive additional payments based upon achievement of certain milestones and royalties based on net sales in the United States. Intercardia is required to make certain payments to Astra Merck commencing December 1997 and aggregating up to $21 million; if such payments are not made Intercardia s royalties will be substantially reduced.

     In November 1995, InterNutria, Inc., a wholly-owned subsidiary (InterNutria), agreed to acquire from Walden Laboratories, Inc., ( Walden ) the technology and know-how to produce a specially formulated dietary supplement for women s use during their pre-menstrual period in exchange for $2,400,000, payable in two installments of Interneuron Common Stock, the first in December 1996 and the second in December 1997, at the then-prevailing market price. The Company s Chairman and certain other parties related to the Company are also stockholders of Walden but will not receive shares of Interneuron Common Stock from this transaction. The Company recorded a charge of approximately $2,150,000 in the three month period ended December 31, 1995 in connection with this transaction.

E.   SUBSEQUENT EVENTS

     In January 1996, the Company acquired the remaining 20% of the outstanding capital stock of CPEC, Inc. not owned by Intercardia by issuing an aggregate of 342,792 shares of the Company s Common Stock. As a result of this transaction, the Company will record a noncash charge for the purchase of in-process research and development of approximately $6,200,000 in the fiscal quarter ending March 31, 1996.

     In February 1996, Intercardia completed an initial public offering (the Offering ) of 2,530,000 shares of Intercardia common stock, including the exercise of the over-allotment option by the underwriters to purchase 330,000 shares, at $15.00 per share resulting in net proceeds to Intercardia of approximately $35,000,000. Interneuron purchased 333,333 shares of Intercardia common stock as part of the Offering for approximately $5,000,000. Interneuron will recognize in the three month period ending March 31, 1996 a gain on its investment in Intercardia of approximately $14,500,000 which will be reflected in the Company s Additional paid-in capital but not in the Company s Consolidated Statement of Operations. The Company s ownership of Intercardia decreased from approximately 88% at September 30, 1995 to approximately 60% as a result of the Offering, before exercise of Intercardia options and warrants held by third parties.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to the Company include Interneuron Pharmaceuticals, Inc. ("Interneuron") and its Subsidiaries:
Progenitor, Inc. ("Progenitor"), Transcell Technologies, Inc. ("Transcell"), Intercardia, Inc. ("Intercardia") and InterNutria, Inc. ("InterNutria").

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had cash, cash equivalents and marketable securities of $35,917,000. During the three month period ended December 31, 1995 the Company received approximately $1,039,000 from exercises of Class B warrants.

     In November 1995, the Endocrinologic and Metabolic Advisory Committee of the FDA (the "Advisory Committee") voted to recommend the approval of dexfenfluramine as a prescription drug for the treatment of obesity. The Advisory Committee also recommended that Phase IV, or post- marketing, studies be conducted and that certain labeling guidelines be implemented. The Company is continuing to work with the FDA to define the scope of such Phase IV studies and finalize the labeling guidelines. The cost to the Company of such recommended Phase IV studies cannot be estimated until their scope is finally determined. Pursuant to the Company's sublicense agreement, American Home Products Corporation ("AHP") may be responsible for certain of such costs. Dexfenfluramine is not permitted to be marketed, and Phase IV studies would not commence, until after issuance of an approval letter by the FDA.

     The Company is unable to predict when or if the FDA will issue such approval letter. If the FDA issues such an approval letter and dexfenfluramine is descheduled as a controlled substance within one year of FDA approval, the Company will be entitled to receive from AHP milestone payments aggregating $6,500,000 and equity investments aggregating $3,500,000. In order to be in a position to launch dexfenfluramine if an FDA approval letter is obtained, the Company has begun to purchase dexfenfluramine supplies and capsules. The Company's agreement with Les Laboratoires Servier, licensor of dexfenfluramine ("Servier"), requires launch to occur within six months of approval. Additional working capital will be required to finance production levels of dexfenfluramine capsules. The Company's agreement with Boehringer Ingelheim Pharmaceuticals, Inc. to manufacture dexfenfluramine capsules requires the purchase of a certain annual minimum quantity of capsules if the FDA approves the Company s NDA. The Company will be entitled to royalties based on sales by AHP, a portion of which will be payable to Servier. In connection with the Company's right to co-promote dexfenfluramine, the Company may hire a sales force of up to approximately 30 people in fiscal 1996 to market the product to certain physician specialist groups.

     In February 1996, Intercardia completed an initial public offering of 2,530,000 shares of Intercardia common stock at $15.00 per share (the "Intercardia IPO") resulting in net proceeds of approximately $35,000,000. Interneuron purchased 333,333 shares of the Intercardia IPO for a total of approximately $5,000,000. Interneuron's ownership in Intercardia's outstanding capital stock decreased from approximately 88% at September 30, 1995 to approximately 60% as a result of the Intercardia IPO. In certain circumstances, Interneuron has the right to purchase additional shares of Intercardia common stock at fair market value to provide that Interneuron s equity ownership in Intercardia does not fall below 51%. As a result of the Intercardia IPO, Put Protection Rights that could have caused the Company to issue in June 1998 up to approximately 1,914,000 shares of Interneuron Common Stock expired. Additionally, as a result of the Intercardia IPO and Interneuron's purchase of 333,333 shares thereof, Interneuron will recognize in the three month period ending March 31, 1996 a gain on its investment in Intercardia of approximately $14,500,000 which will be reflected directly in the Company's Additional paid-in capital but not in the Company's Consolidated Statement of Operations.

     Intercardia is contractually committed to provide certain support to a Phase III clinical trial (the "BEST Study") for bucindolol, a drug for congestive heart failure, which commenced in June 1995 and which is sponsored by the National Institutes of Health and the Department of Veterans Affairs. Intercardia is committed to provide up to $2,000,000 during the course of the BEST Study, of which $750,000 has been paid as of December 31, 1995, as well as drug supplies and monitoring costs of the study expected to aggregate an additional $2,500,000. In December 1995, Intercardia received $5,000,000 upon execution of the Astra Merck Collaboration. See Note D of the Notes to unaudited Consolidated Financial Statements. The Astra Merck Collaboration provides Astra Merck Inc. ("Astra Merck") with U.S. marketing rights to a twice-daily formulation of bucindolol and obligates Astra Merck to fund future U.S. development, marketing and manufacturing costs and to assume Intercardia s funding obligation for the BEST Study and royalty obligation to Bristol-Myers Squibb Company. Intercardia will be entitled to royalties based on net sales by Astra Merck. Intercardia has agreed to pay Astra Merck $10,000,000 in December 1997 and to reimburse Astra Merck for one-third of certain product launch costs, up to a total of $11,000,000. In the event Intercardia elects not to make these payments, royalties payable by Astra Merck to Intercardia will be substantially reduced.

     In January 1996 Interneuron acquired the remaining 20% of the outstanding capital stock of CPEC, Inc. not owned by Intercardia by issuing an aggregate of 342,792 shares of Interneuron Common Stock to the former CPEC minority stockholders, who have registration rights relating to the resale of these shares. As a result of this transaction, the Company will record a noncash charge for the purchase of in-process research and development of approximately $6,200,000 in the fiscal quarter ending March 31, 1996.

     As additional consideration in connection with Intercardia's acquisition of 80% of CPEC in September 1994, Intercardia agreed to make two additional purchase price payments, each equal to 75,000 shares of Interneuron Common Stock, subject to adjustment based upon the fair market value at the time of issuance, upon the achievement of milestones relating to the regulatory review of bucindolol. The Company may incur a noncash charge in connection with each issuance of such securities, based upon their fair market value at the time of issuances, of a minimum of $750,000 and a maximum of $1,875,000.

     The Company expects to incur substantial research and development expenses for several products for the foreseeable future. In particular, it is performing Phase III clinical trials in the U.S. for citicoline to treat ischemic stroke. The costs of the current clinical trial, not including internal costs, are estimated to be $3,700,000 (of which approximately $2,600,000 has been paid and $3,600,000 has been expensed from the beginning of the trial through December 31, 1995), including payments to the contract research organization managing the trial and other consultants. This clinical trial and the analysis of the data is expected to be finalized and announced in early 1996. There can be no assurance that desired results will be achieved once the data for this trial is fully analyzed. The Company has recently commenced an additional clinical trial, which is estimated to proceed into fiscal 1997 and cost approximately $3,500,000.

Additional external funding may be required for these clinical trials, the preparation and submission of an NDA and for additional testing, if needed. Further, as the Company currently intends to market this product directly, substantial additional funds will be required for manufacturing, distribution and selling efforts.

     Progenitor's agreement with Chiron Corporation ("Chiron") obligates Progenitor to pay up to $750,000 of certain start-up manufacturing costs to Chiron during calendar year 1995. Progenitor and Chiron agreed to extend such payment obligations beyond calendar year 1995. At December 31, 1995, Progenitor s obligation to Chiron was approximately $423,000. Progenitor received a $500,000 payment from Chiron in January 1996.

     InterNutria is preparing to conduct a regional test launch in 1996 of a product based upon a specially formulated dietary supplement for women s use during their pre-menstrual period, while continuing the clinical evaluation of the product. The costs related to this test launch are estimated to be approximately $2,000,000 in fiscal 1996.

     As of December 31, 1995, the Company and its Subsidiaries were party to various consulting agreements and employment agreements with officers and directors containing minimum aggregate annual payments of approximately $1,500,000. Certain employment agreements are subject to additional bonuses and annual increases as may be determined by the Company's Board of Directors.

     The Company's Class B warrants expire on March 15, 1996. Each Class B warrant entitles the holder to purchase one share of Interneuron's Common Stock at a price of $4.75 through March 15, 1996, subject to earlier redemption at Interneuron's option, under certain circumstances. The total number of outstanding Interneuron Class B warrants was approximately 2,260,000 as of December 31, 1995. Exercise of all of these outstanding Class B warrants would result in proceeds to the Company of approximately $10,735,000.

     As a result of several financings in fiscal 1995 and other transactions, the Company is obligated to register for resale approximately 5,000,000 shares of its Common Stock, which includes Common Stock issuable upon exercise of warrants (but does not include shares issuable pursuant to the Put Protection Rights which are not issuable and do not have registration rights until 1998). The registration rights on certain of these shares commenced in January 1996 and the Company currently intends to file a registration statement with the Securities and Exchange Commission in early 1996 relating to the resale of most of the shares, as well as certain other shares.

     The Company believes it has sufficient cash for currently planned expenditures in fiscal 1996. However, the Company may seek additional funds through equity and/or debt financings and corporate collaborations to provide working capital financing and funding for new business opportunities and future growth. In addition, certain Subsidiaries are exploring various collaborations or business combinations in order to enable these Subsidiaries to pursue development of their technologies. If such efforts are not successful, certain activities at these Subsidiaries may be further reduced. Interneuron, in certain circumstances, may be the primary source of funding for the Subsidiaries. The Company's goal is for its Subsidiaries to establish independent operations and financing through corporate alliances, third party financings, mergers or other business combinations, with Interneuron generally retaining an ongoing equity interest. The nature of any such transaction is expected to vary depending on the business and capital needs of each Subsidiary and the stage of development of their respective technologies or products.

RESULTS OF OPERATIONS

     Total revenues increased $5,595,000 in the three month period ended December 31, 1995 to $5,815,000 from $220,000 in the three month period ended December 31, 1994 primarily reflecting $5,000,000 of contract revenue received by Intercardia pursuant to the Astra Merck Collaboration. Additionally, investment income increased substantially as a result of increased funds available for investment.

     Total costs and expenses increased $2,591,000, or 48%, to $8,024,000 for the three month period ended December 31, 1995 from $5,433,000 during the three month period ended December 31,1994. In the first quarter of fiscal 1996, the Company incurred a noncash charge of $2,150,000 (representing 83% of the increase in costs and expenses) for the purchase of in-process research and development relating to the acquisition from Walden Laboratories, Inc. of technology and know-how to produce a specially formulated dietary supplement for women s use during their pre-menstrual period. Payment for the acquisition of this technology will be made by the issuance of Interneuron Common Stock in November 1996 and 1997.

     Research and development expenses decreased $585,000, or 16%, to $3,126,000 in the three month period ended December 31, 1995, from $3,711,000 in the three month period ended December 31,1994. Various adjunct studies relating to citicoline ended prior to the quarter ended December 31, 1995 and costs relating to the citicoline Phase III clinical trial diminished during the quarter ended December 31, 1995 due to the ending of the accrual of additional patients, although analysis and administration efforts continue. Development costs relating to certain other compounds decreased as the Company focused its resources on its more advanced stage compounds. Offsetting these decreases were costs incurred by Intercardia in the three month period ended December 31, 1995 including development costs related to research on catalytic antioxidant small molecules and the establishment of a research and development staff to manage the development of bucindolol and other technologies. InterNutria also incurred certain expenses during the three month period ended December 31, 1995 relating to the development of its products. Costs relating to certain dexfenfluramine clinical activities incurred during the three month period ended December 31, 1994 were replaced by costs incurred to support the Company's preparation for the November 1995 Advisory Committee meeting.

     Selling, general and administrative expenses increased $1,026,000, or 60%, in the three month period ended December 31, 1995 to $2,748,000 from $1,722,000 in the three month period ended December 31,1994. This increase is primarily due to the establishment of management structures at Intercardia and InterNutria subsequent to the quarter ended December 31, 1994 and costs incurred to promote and develop their related businesses and certain other Company related compensation expenses. Selling, general and administrative expenses will increase as the Company hires sales representatives to co-promote and sell dexfenfluramine and for the test launch of PMS Escape.

     Minority Interest of $974,000 in the three month period ended December 31, 1995 is comprised of the allocation of net income of each of CPEC, Inc. (a subsidiary of Intercardia) and Intercardia, resulting primarily from revenue from the Astra Merck Collaboration, to their respective minority stockholders and the allocation of net losses from Progenitor and Transcell to their respective minority stockholders.

     As a result of the foregoing, the Company incurred net losses of ($ 3,183,000) and ($5,213,000), or ($.09) and ($.18) per share, for the three month periods ended December 31, 1995 and 1994, respectively. Weighted average common shares increased in the fiscal 1996 period reflecting additional equity issuances.

     Activities of the Subsidiaries continue to represent a significant percentage of the Company's consolidated expenses and represented 71% (including $2,150,000 for the purchase of in-process research and development by InterNutria) and 43% of the consolidated expenses in the three month periods ended December 31, 1995 and 1994, respectively. While the rate of spending by Progenitor and Transcell did not and is not expected to increase in fiscal 1996, increased spending at Intercardia and InterNutria are expected to increase the total amount of expenses pertaining to the Subsidiaries.

        The Company from time to time explores various technology or product acquisition and/or financing opportunities and is currently engaged in discussions relating to such opportunities. Any such initiatives may involve the issuance of shares of Interneuron's Common Stock and/or financial commitments to fund product development, either of which may adversely affect the Company's consolidated financial condition or results of operations.

PART II

Item 6.        Exhibits and Reports on Form 8-K

(a)            Exhibits

3.4       - Restated Certificate of Incorporation of Registrant (17)
3.5       - By-Laws of Registrant (1)
4.2       - Form of Warrant Agreement (1)
4.4       - Certificate of Designation establishing Series C Preferred Stock
            (17)
4.6       - Form of Registrant Warrant issued in subsidiary private placement
            (25)
4.7       - Form of Registrant Warrant to be issued to Paramount Capital, Inc.,
            D.H. Blair & Co., Inc. or designees (25)
10.5(a)   - Consultant and Non-competition Agreement between the Registrant,
            Richard Wurtman, M.D. (34)
10.5(b)   - Consultant and Non-competition Agreement between InterNutria, Inc.
            and Judith Wurtman, Ph.D. (34)
10.6      - Assignment of Invention and Agreement between Richard Wurtman, M.D.,
            Judith Wurtman and the Registrant (1)
10.7      - Management Agreement between the Registrant and Lindsay Rosenwald,
            M.D. (1)
10.9(a)   - Restated and Amended 1989 Stock Option Plan (7)
10.10     - Form of Indemnification Agreement (1)
10.11     - Restated Amendment to MIT Option Agreement (1)
10.12(a)  - Patent and Know-How License Agreement between the Registrant and Les
            Laboratoires Servier ( Servier ) dated February 7, 1990 ("License Agreement") (1)
10.12(b)  - Revised Appendix A to License Agreement (1)
10.12(c)  - Amendment Agreement between Registrant and Servier, Orsem and Oril,
            Produits Chimiques dated November 19,1992(3)(12)
10.12(d)  - Amendment Agreement dated April 28, 1993 between Registrant and
            Servier (16)
10.12(e)  - Consent and Amendment Agreement among Servier, American Home
            Products Corp. and Registrant. (34)
10.13     - Trademark License Agreement between the Registrant and Orsem dated
            February 7, 1990 (1)
10.14     - Supply Agreement between the Registrant and Oril Products Chimiques dated February 7, 1990 (1)(3)
10.15(a)  - Form of Indemnification Agreement between the Registrant and
            Alexander M. Haig, Jr. (1)
10.16     - Assignment of Invention by Richard Wurtman, M.D. (1)
10.22(a)  - License Agreement dated January 15, 1993, as amended, between the
            Registrant and Grupo Ferrer (3)(16)
10.25     - License Agreement between the Registrant and the Massachusetts
            Institute of Technology (4)
10.27     - License Agreement dated July 1, 1991 between Whitby Research, Inc.
            and the Registrant (6)

10.28     - Letter Agreement between the Registrant and Bobby W. Sandage, Jr.,
            Ph.D. (7)
10.29     - Amended Lease dated December 12, 1991 for Registrant's offices in
            Lexington, Massachusetts (7)
10.29(a)  - First Amendment to Lease dated as of October 14, 1994 between
            Registrant and Ledgemont Realty Trust (25)
10.30     - License Agreement dated January 1, 1992 between the Trustees of
            Princeton University and the Registrant (3)(8)
10.31     - Research Agreement dated as of July 1, 1991 between the Registrant and the Trustees of Princeton University (3)(8)
10.32     - Consulting Agreement dated as of July 1, 1991 between the Registrant and Daniel Kahne, Ph.D. (3)(8)
10.33     - License Agreement dated January 28, 1992 between Ohio University,
            The Castle Group, Inc. and Scimark Corporation (assigned to Progenitor, Inc.) (3)(8)
10.34     - Sponsored Research Agreement between Scimark Corporation (assigned to Progenitor, Inc.) and Ohio University (3)(8)
10.34(a)  - Letter Amendment between Progenitor, Inc. and Ohio University (18)
10.35     - Technology License Contract dated December 18, 1991 between the
            Registrant and the Mayo Foundation for Medical Education and Research (3) (8)
10.36     - Exclusive License Agreement dated February 24, 1992 between the
            Registrant and Purdue Research Foundation (9)
10.37     - License Agreement dated as of February 15, 1992 between the
            Registrant and Massachusetts Institute of Technology (9)
10.38     - Employment Agreement between Progenitor, Inc. and Glenn Cooper, M.D.
            dated September 3, 1992 (13)
10.39     - Employment Agreement between Transcell Technologies, Inc. and
            Elizabeth Tallet dated November 11, 1992 and Guarantee by Registrant
            (13)
10.40     - Patent and Know-How Sublicense and Supply Agreement between
            Registrant and American Cyanamid Company dated November 19, 1992
            (3)(12)
10.41     - Equity Investment Agreement between Registrant and American Cyanamid
            Company dated November 19, 1992 (12)
10.42     - Trademark License Agreement between Registrant and American Cyanamid
            Company dated November 19, 1992 (12)
10.43     - Consent Agreement between Registrant and Servier dated November
            19,1992 (12)
10.44     - Patent and Know-How License Agreement between Registrant and
            Veryfine Products, Inc. dated October 29, 1992 (3) (14)
10.44(a)  - Termination Letter to Registrant from Veryfine Products, Inc., dated
            October 30, 1995 (34)
10.45     - Agreement between Registrant and Parexel International Corporation dated October 22, 1992 (as of July 21, 1992) (3) (14)
10.46     - License Agreement dated February 9, 1993 between the Registrant and
            Massachusetts Institute of Technology (3)(15)
10.47     - Sublease between Enichem America and Transcell Technologies, Inc.
            including guarantee by the Registrant (15)
10.48     - Employment Agreement dated May 21, 1993 between the Registrant and
            Glenn L. Cooper, M.D., as amended (17)
10.49     - License Agreement between Registrant and Elan Corporation, plc dated
            September 9, 1993 (3)(18)

10.50     - License Agreement between Transcell Technologies, Inc. and Princeton
            University dated October 14, 1993 (3)(18)
10.51     - Letter Agreement between the Registrant and Mark S. Butler (18)
10.52     - License Agreement dated February 18, 1994 between Registrant and
            Rhone- Poulenc Rorer, S.A. (20)
10.54 - Form of Purchase Agreement dated as of February 24, 1994 (20) 10.54(a) - Form of Amendment to Purchase Agreement (20) 10.55 - Patent License
            Agreement between Registrant and Massachusetts Institute of Technology dated March 1, 1994 (20)
10.56     - License Agreement between Progenitor, Inc. and Albert Einstein
            College of Medicine of Yeshiva University dated as of February 1, 1994 (20)
10.57     - Employment Letter dated February 28, 1994 between the Registrant and
            Thomas F. Farb (21)
10.58     - Master Equipment Lease including Schedules and Exhibits between
            Phoenix Leasing and Registrant (agreements for Transcell and Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and Progenitor (22)
10.59     - Exhibit D to Agreement between Registrant and Parexel International
            Corporation dated as of March 15, 1994. (3)(22)
10.60(a)  - Acquisition Agreement dated as of May 13, 1994 among the Registrant,
            Intercardia, Inc., Cardiovascular Pharmacology Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the sellers named therein
            (23)
10.60(b) - Amendment dated June 15, 1994 to the Acquisition Agreement (23) 10.60(c) - Form of Consulting Agreement between Intercardia, Inc., CPEC and
            Myocor, Inc.(23)
10.61     - License Agreement dated December 6, 1991 between Bristol-Myers
            Squibb and CPEC, as amended (3)(23)
10.61(a)  - Letter Agreement dated November 18, 1994 between CPEC and
            Bristol-Myers Squibb (25)
10.62     - Lease Agreement between Thomas R. Eggers and Progenitor, Inc. dated as of November 1994 with Registrant guaranty (25)
10.63     - Form of Stock Purchase Agreement dated December 15, 1994 (25)
10.64     - Form of Investor Rights Agreement among Progenitor, Transcell,
            Registrant and each investor in the subsidiary private placement(25) 10.64(a) - Form of Investor Rights Agreement among Intercardia, the Registrant and each investor in the Intercardia private placement (25)
10.65     - 1994 Long-Term Incentive Plan (25)
10.67     - Employment Agreement between Intercardia and Clayton I. Duncan with
            Registrant guarantee (25)
10.67(a)  - Amendment to Employment Agreement between Intercardia, Inc. and
            Clayton I. Duncan (27)
10.68     - Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase Plan,
            as amended (27)
10.69     - Office Lease, dated April 24, 1995 between Intercardia, Inc. and
            Highwoods/Forsyth Limited Partnership, with Registrant Guaranty (27)
10.70     - Letter Agreement, dated March 31, 1995 between Progenitor, Inc. and
            Chiron Corporation (3) (28)

10.70(a)  - License and Collaboration Agreement by and between Progenitor, Inc., and Chiron Corporation dated March 31, 1995 (3) (30)
10.71     - Securities Purchase Agreement dated June 2, 1995 between the
            Registrant and Reliance Insurance Company, including Warrant and exhibits (29)
10.72     - Sponsored Research and License Agreement dated as of May 1, 1995 between Progenitor and Novo Nordisk (3) (30)
10.73     - Form of Stock Purchase Agreement dated as of June 28, 1995 (31)
10.74     - Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings) (32)
10.75     - Stock Purchase Agreement dated as August 23, 1995 between the
            Registrant and Paresco, Inc. (32)
10.76     - Stock Purchase Agreement dated as of September 15, 1995 between the
            Registrant and Silverton International Fund Limited (32)
10.77     - Subscription Agreement dated September 21, 1995, as of August 31,
            1995, including Registration Rights Agreement between Registrant and GFL Advantage Fund Limited. (32)
10.78     - Contract Manufacturing Agreement dated November 20,1995 between
            Registrant and Boehringer Ingelheim Pharmaceuticals, Inc. (3) (34)
10.79     - Development and Marketing Collaboration and License Agreement
            between Astra Merck, Inc., Intercardia, Inc. and CPEC, Inc., dated December 4, 1995. (33)
10.80     - Intercompany Services Agreement between Registrant and Intercardia,
            Inc. (33)
10.81     - Asset Purchase Agreement dated November 14, 1995 among Registrant,
            InterNutria, Inc., and Walden Laboratories, Inc. (34)
10.82     - Registration Rights Agreement dated as of January 18, 1996 among
            Registrant and each of the former CPEC Minority Stockholders
19        - Letter to Stockholders dated May 18, 1994 (24).
23        - Consent of Coopers & Lybrand L.L.P. (34)
27        - Financial Data Schedule

---------------------------

(1) Incorporated by reference to the Registrant's registration statement on Form S-1 (File No. 33- 32408) declared effective on March 8, 1990.
(3)   Confidential Treatment requested for a portion of this Exhibit.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990.
(6) Incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the nine months ended June 30, 1991.
(7) Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1991.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1992.
(12) Incorporated by reference to the Registrant's Form 8-K dated November 30, 1992.
(13) Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1992
(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1993
(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1993
(18) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993
(20) Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826)
(21)  Incorporated by reference to the Registrant's Form 8-K dated March 31,
      1994
(22) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1994
(23)  Incorporated by reference to the Registrant's Form 8-K dated June 20, 1994
(24) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1994
(25) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994
(27) Incorporated by reference to the Registrant's Quarterly Report on From 10-Q for the six months ended March 31, 1995
(28) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the six months ended March 31, 1995
(29) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated June 2, 1995 (30) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated May 16, 1995; Exhibit 10.70 (a) supersedes Exhibit 10.70.
(31) Incorporated by reference to Registrant s Quarterly Report on Form 10-Q for the nine months ended June 30, 1995.
(32) Incorporated by referring to Registrant s Report on Form 8-K dated August 16, 1995.
(33) Incorporated by reference to Registration Statement filed on Form S-1 (No. 33-80219) by Intercardia, Inc. on December 8, 1995.
(34) Incorporated by reference to Registrant s Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(35) Incorporated by reference to Registrant s Report on Form 8-K dated January 18, 1996.

(b)   Reports on Form 8-K

      During the three month period ended December 31, 1995, the Company filed a report on Form 8-K dated September 28, 1995, and subsequent to the end of such period, filed reports on Form 8-K dated January 18, 1996 and February 7, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              INTERNEURON PHARMACEUTICALS, INC.

                         By:  /s/ Glenn L. Cooper
                              -----------------------------------------
                              Glenn L. Cooper, M.D., President
                              and Chief Executive Officer
                              (Principal Executive Officer)


Date: February 13, 1996


                         By:  /s/ Thomas F. Farb
                              ----------------------------------------
                              Thomas F. Farb,
                              Executive Vice President, Finance
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting
                              Officer)

                                 EXHIBIT INDEX

3.4       - Restated Certificate of Incorporation of Registrant (17)
3.5       - By-Laws of Registrant (1)
4.2       - Form of Warrant Agreement (1)
4.4       - Certificate of Designation establishing Series C Preferred Stock
            (17)
4.6       - Form of Registrant Warrant issued in subsidiary private placement
            (25)
4.7       - Form of Registrant Warrant to be issued to Paramount Capital, Inc.,
            D.H. Blair & Co., Inc. or designees (25)
10.5(a)   - Consultant and Non-competition Agreement between the Registrant,
            Richard Wurtman, M.D. (34)
10.5(b)   - Consultant and Non-competition Agreement between InterNutria, Inc.
            and Judith Wurtman, Ph.D. (34)
10.6      - Assignment of Invention and Agreement between Richard Wurtman, M.D.,
            Judith Wurtman and the Registrant (1)
10.7      - Management Agreement between the Registrant and Lindsay Rosenwald,
            M.D. (1)
10.9(a)   - Restated and Amended 1989 Stock Option Plan (7)
10.10     - Form of Indemnification Agreement (1)
10.11     - Restated Amendment to MIT Option Agreement (1)
10.12(a)  - Patent and Know-How License Agreement between the Registrant and Les
            Laboratoires Servier ( Servier ) dated February 7, 1990 ("License Agreement") (1)
10.12(b)  - Revised Appendix A to License Agreement (1)
10.12(c)  - Amendment Agreement between Registrant and Servier, Orsem and Oril,
            Produits Chimiques dated November 19,1992(3)(12)
10.12(d)  - Amendment Agreement dated April 28, 1993 between Registrant and
            Servier (16)
10.12(e)  - Consent and Amendment Agreement among Servier, American Home
            Products Corp. and Registrant. (34)
10.13     - Trademark License Agreement between the Registrant and Orsem dated
            February 7, 1990 (1)
10.14     - Supply Agreement between the Registrant and Oril Products Chimiques dated February 7, 1990 (1)(3)
10.15(a)  - Form of Indemnification Agreement between the Registrant and
            Alexander M. Haig, Jr. (1)
10.16     - Assignment of Invention by Richard Wurtman, M.D. (1)
10.22(a)  - License Agreement dated January 15, 1993, as amended, between the
            Registrant and Grupo Ferrer (3)(16)
10.25     - License Agreement between the Registrant and the Massachusetts
            Institute of Technology (4)
10.27     - License Agreement dated July 1, 1991 between Whitby Research, Inc.
            and the Registrant (6)

10.28     - Letter Agreement between the Registrant and Bobby W. Sandage, Jr.,
            Ph.D. (7)
10.29     - Amended Lease dated December 12, 1991 for Registrant's offices in
            Lexington, Massachusetts (7)
10.29(a)  - First Amendment to Lease dated as of October 14, 1994 between
            Registrant and Ledgemont Realty Trust (25)
10.30     - License Agreement dated January 1, 1992 between the Trustees of
            Princeton University and the Registrant (3)(8)
10.31     - Research Agreement dated as of July 1, 1991 between the Registrant and the Trustees of Princeton University (3)(8)
10.32     - Consulting Agreement dated as of July 1, 1991 between the Registrant and Daniel Kahne, Ph.D. (3)(8)
10.33     - License Agreement dated January 28, 1992 between Ohio University,
            The Castle Group, Inc. and Scimark Corporation (assigned to Progenitor, Inc.) (3)(8)
10.34     - Sponsored Research Agreement between Scimark Corporation (assigned to Progenitor, Inc.) and Ohio University (3)(8)
10.34(a)  - Letter Amendment between Progenitor, Inc. and Ohio University (18)
10.35     - Technology License Contract dated December 18, 1991 between the
            Registrant and the Mayo Foundation for Medical Education and Research (3) (8)
10.36     - Exclusive License Agreement dated February 24, 1992 between the
            Registrant and Purdue Research Foundation (9)
10.37     - License Agreement dated as of February 15, 1992 between the
            Registrant and Massachusetts Institute of Technology (9)
10.38     - Employment Agreement between Progenitor, Inc. and Glenn Cooper, M.D.
            dated September 3, 1992 (13)
10.39     - Employment Agreement between Transcell Technologies, Inc. and
            Elizabeth Tallet dated November 11, 1992 and Guarantee by Registrant
            (13)
10.40     - Patent and Know-How Sublicense and Supply Agreement between
            Registrant and American Cyanamid Company dated November 19, 1992
            (3)(12)
10.41     - Equity Investment Agreement between Registrant and American Cyanamid
            Company dated November 19, 1992 (12)
10.42     - Trademark License Agreement between Registrant and American Cyanamid
            Company dated November 19, 1992 (12)
10.43     - Consent Agreement between Registrant and Servier dated November
            19,1992 (12)
10.44     - Patent and Know-How License Agreement between Registrant and
            Veryfine Products, Inc. dated October 29, 1992 (3) (14)
10.44(a)  - Termination Letter to Registrant from Veryfine Products, Inc., dated
            October 30, 1995 (34)
10.45     - Agreement between Registrant and Parexel International Corporation dated October 22, 1992 (as of July 21, 1992) (3) (14)
10.46     - License Agreement dated February 9, 1993 between the Registrant and
            Massachusetts Institute of Technology (3)(15)
10.47     - Sublease between Enichem America and Transcell Technologies, Inc.
            including guarantee by the Registrant (15)
10.48     - Employment Agreement dated May 21, 1993 between the Registrant and
            Glenn L. Cooper, M.D., as amended (17)
10.49     - License Agreement between Registrant and Elan Corporation, plc dated
            September 9, 1993 (3)(18)

10.50     - License Agreement between Transcell Technologies, Inc. and Princeton
            University dated October 14, 1993 (3)(18)
10.51     - Letter Agreement between the Registrant and Mark S. Butler (18)
10.52     - License Agreement dated February 18, 1994 between Registrant and
            Rhone- Poulenc Rorer, S.A. (20)
10.54 - Form of Purchase Agreement dated as of February 24, 1994 (20) 10.54(a) - Form of Amendment to Purchase Agreement (20) 10.55 - Patent License
            Agreement between Registrant and Massachusetts Institute of Technology dated March 1, 1994 (20)
10.56     - License Agreement between Progenitor, Inc. and Albert Einstein
            College of Medicine of Yeshiva University dated as of February 1, 1994 (20)
10.57     - Employment Letter dated February 28, 1994 between the Registrant and
            Thomas F. Farb (21)
10.58     - Master Equipment Lease including Schedules and Exhibits between
            Phoenix Leasing and Registrant (agreements for Transcell and Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and Progenitor (22)
10.59     - Exhibit D to Agreement between Registrant and Parexel International
            Corporation dated as of March 15, 1994. (3)(22)
10.60(a)  - Acquisition Agreement dated as of May 13, 1994 among the Registrant,
            Intercardia, Inc., Cardiovascular Pharmacology Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the sellers named therein
            (23)
10.60(b) - Amendment dated June 15, 1994 to the Acquisition Agreement (23) 10.60(c) - Form of Consulting Agreement between Intercardia, Inc., CPEC and
            Myocor, Inc.(23)
10.61     - License Agreement dated December 6, 1991 between Bristol-Myers
            Squibb and CPEC, as amended (3)(23)
10.61(a)  - Letter Agreement dated November 18, 1994 between CPEC and
            Bristol-Myers Squibb (25)
10.62     - Lease Agreement between Thomas R. Eggers and Progenitor, Inc. dated as of November 1994 with Registrant guaranty (25)
10.63     - Form of Stock Purchase Agreement dated December 15, 1994 (25)
10.64     - Form of Investor Rights Agreement among Progenitor, Transcell,
            Registrant and each investor in the subsidiary private placement(25) 10.64(a) - Form of Investor Rights Agreement among Intercardia, the Registrant and each investor in the Intercardia private placement (25)
10.65     - 1994 Long-Term Incentive Plan (25)
10.67     - Employment Agreement between Intercardia and Clayton I. Duncan with
            Registrant guarantee (25)
10.67(a)  - Amendment to Employment Agreement between Intercardia, Inc. and
            Clayton I. Duncan (27)
10.68     - Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase Plan,
            as amended (27)
10.69     - Office Lease, dated April 24, 1995 between Intercardia, Inc. and
            Highwoods/Forsyth Limited Partnership, with Registrant Guaranty (27)
10.70     - Letter Agreement, dated March 31, 1995 between Progenitor, Inc. and
            Chiron Corporation (3) (28)

10.70(a)  - License and Collaboration Agreement by and between Progenitor, Inc., and Chiron Corporation dated March 31, 1995 (3) (30)
10.71     - Securities Purchase Agreement dated June 2, 1995 between the
            Registrant and Reliance Insurance Company, including Warrant and exhibits (29)
10.72     - Sponsored Research and License Agreement dated as of May 1, 1995 between Progenitor and Novo Nordisk (3) (30)
10.73     - Form of Stock Purchase Agreement dated as of June 28, 1995 (31)
10.74     - Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings) (32)
10.75     - Stock Purchase Agreement dated as August 23, 1995 between the
            Registrant and Paresco, Inc. (32)
10.76     - Stock Purchase Agreement dated as of September 15, 1995 between the
            Registrant and Silverton International Fund Limited (32)
10.77     - Subscription Agreement dated September 21, 1995, as of August 31,
            1995, including Registration Rights Agreement between Registrant and GFL Advantage Fund Limited. (32)
10.78     - Contract Manufacturing Agreement dated November 20,1995 between
            Registrant and Boehringer Ingelheim Pharmaceuticals, Inc. (3) (34)
10.79     - Development and Marketing Collaboration and License Agreement
            between Astra Merck, Inc., Intercardia, Inc. and CPEC, Inc., dated December 4, 1995. (33)
10.80     - Intercompany Services Agreement between Registrant and Intercardia,
            Inc. (33)
10.81     - Asset Purchase Agreement dated November 14, 1995 among Registrant,
            InterNutria, Inc., and Walden Laboratories, Inc. (34)
10.82     - Registration Rights Agreement dated as of January 18, 1996 among
            Registrant and each of the former CPEC Minority Stockholders
19        - Letter to Stockholders dated May 18, 1994 (24).
23        - Consent of Coopers & Lybrand L.L.P. (34)
27        - Financial Data Schedule

---------------------------

(1) Incorporated by reference to the Registrant's registration statement on Form S-1 (File No. 33- 32408) declared effective on March 8, 1990.
(3)   Confidential Treatment requested for a portion of this Exhibit.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990.
(6) Incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the nine months ended June 30, 1991.
(7) Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1991.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1992.
(12) Incorporated by reference to the Registrant's Form 8-K dated November 30, 1992.
(13) Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.

(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1992
(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1993
(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1993
(18) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993
(20) Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826)
(21)  Incorporated by reference to the Registrant's Form 8-K dated March 31,
      1994
(22) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1994
(23)  Incorporated by reference to the Registrant's Form 8-K dated June 20, 1994
(24) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1994
(25) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994
(27) Incorporated by reference to the Registrant's Quarterly Report on From 10-Q for the six months ended March 31, 1995
(28) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q/A for the six months ended March 31, 1995
(29) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated June 2, 1995 (30) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated May 16, 1995; Exhibit 10.70 (a) supersedes Exhibit 10.70.
(31) Incorporated by reference to Registrant s Quarterly Report on Form 10-Q for the nine months ended June 30, 1995.
(32) Incorporated by referring to Registrant s Report on Form 8-K dated August 16, 1995.
(33) Incorporated by reference to Registration Statement filed on Form S-1 (No. 33-80219) by Intercardia, Inc. on December 8, 1995.
(34) Incorporated by reference to Registrant s Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(35) Incorporated by reference to Registrant s Report on Form 8-K dated January 18, 1996.