Form 10-K/A
period 1995-09-30
INTERNEURON PHARMACEUTICALS INC
filed 1996-03-13
CIK 854222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995 or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _______

                           Commission File No. 0-18728

                        INTERNEURON PHARMACEUTICALS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

DELAWARE                                               043047911
--------                                               ---------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                  Number)


ONE LEDGEMONT CENTER, 99 HAYDEN AVENUE, LEXINGTON, MA               02173
-----------------------------------------------------               -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (617) 861-8444

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



C:\BTPM_NY_\46\0044680.01
                                        1

                                     PART IV

14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements

          An index to Consolidated Financial Statements appears on page F-1

      2.  Schedules

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

C:\BTPM_NY_\46\0044680.01
                                        2

          10.12 (e) -  Consent and Amendment Agreement among Servier, American
                       Home Products Corp. and Registrant.
          10.13     -  Trademark License Agreement between the Registrant and
                       Orsem dated February 7, 1990 (1)
          10.14     -  Supply Agreement between the Registrant and Oril Products
                       Chimiques dated February 7, 1990 (1)(3)
          10.15(a)  -  Form of Indemnification Agreement between the Registrant and Alexander M. Haig, Jr.  (1)
          10.16     -  Assignment of Invention by Richard Wurtman, M.D. (1)
          10.18     -  Option Agreement between the Registrant and Alexander M.
                       Haig, Jr. (1)
          10.19     -  Option Agreement between the Registrant and Fountainhead
                       Holdings (Bermuda) Ltd. (1)
          10.22(a)  -  License Agreement dated January 15, 1993, as amended, between the Registrant and Group Ferrer (3)(16)
          10.25     -  License Agreement between the Registrant and the
                       Massachusetts Institute of Technology (4)
          10.27     -  License Agreement dated July 1, 1991 between Whitby
                       Research, Inc. and the Registrant (6)
          10.28     -  Letter Agreement between the Registrant and  Bobby W.
                       Sandage, Jr., Ph.D. (7)
          10.29     -  Amended Lease dated December 12, 1991 for  Registrant's offices in Lexington, Massachusetts (7)
          10.29(a)  -  First Amendment to Lease dated as of October 14, 1994 between Registrant and Ledgemont Realty Trust (25)
          10.30     -  License Agreement dated January 1, 1992 between the
                       Trustees of Princeton University and the Registrant(3)(8)
          10.31     -  Research Agreement dated as of July 1, 1991  between the
                       Registrant and the Trustees of Princeton University (3
                       (8)
          10.32     -  Consulting Agreement dated as of July 1, 1991 between the
                       Registrant and Daniel Kahne, Ph.D. (3)(8)
          10.33     -  License Agreement dated January 28, 1992 between Ohio
                       University, The Castle Group, Inc. and Scimark Corporation (assigned to Progenitor, Inc.) (3)(8)
          10.34     -  Sponsored Research Agreement between Scimark Corporation
                       (assigned to Progenitor, Inc.) and Ohio University (3)(8) 10.34(a) - Letter Amendment between Progenitor, Inc. and Ohio
                       University (18)
          10.35     -  Technology License Contract dated December 18, 1991
                       between the Registrant and the Mayo Foundation for Medical Education and Research (3) (8)
          10.36     -  Exclusive License Agreement dated February 24, 1992
                       between the Registrant and Purdue Research Foundation (9)
          10.37     -  License Agreement dated as of February 15, 1992 between the Registrant and Massachusetts Institute of Technology
                       (9)
          10.38     -  Employment Agreement between Progenitor, Inc. and Glenn
                       Cooper, M.D. dated September 3, 1992 (13)

C:\BTPM_NY_\46\0044680.01
                                        3

          10.39    -  Employment Agreement between Transcell Technologies, Inc.
                      and Elizabeth Tallet dated November 11, 1992 and
                      Guarantee by Registrant (13)
          10.40    -  Patent and Know-How Sublicense and Supply Agreement
                      between Registrant and American Cyanamid Company dated
                      November 19, 1992 (3)(12)
          10.41    -  Equity Investment Agreement between Registrant and
                      American Cyanamid Company dated November 19, 1992 (12)
          10.42    -  Trademark License Agreement between Registrant and
                      American Cyanamid Company dated November 19, 1992 (12)
          10.43    -  Consent Agreement between Registrant and Servier dated
                      November 19,1992 (12)
          10.44    -  Patent and Know-How License Agreement between  Registrant and Veryfine Products, Inc. dated  October 29, 1992 (3)
                      (14)
          10.44(a) -  Termination Letter to Registrant from Veryfine Products,
                      Inc., dated October 30, 1995.
          10.45    -  Agreement between Registrant and Parexel International
                      Corporation dated October 22, 1992 (as of July 21, 1992)
                      (3) (14)
          10.46    -  License Agreement dated February 9, 1993 between the
                      Registrant and Massachusetts Institute of Technology (3)
                      (15)
          10.47    -  Sublease between Enichem America and Transcell
                      Technologies, Inc. including guarantee by the Registrant
                      (15)
          10.48    -  Employment Agreement dated May 21, 1993 between the
                      Registrant and Glenn L. Cooper, M.D., as amended (17)
          10.49    -  License Agreement between Registrant and Elan
                      Corporation, plc dated September 9, 1993 (3)(18)
          10.50    -  License Agreement between Transcell Technologies, Inc.
                      and Princeton University dated October 14, 1993 (3)(18)
          10.51    -  Letter Agreement between the Registrant and Mark S. Butler
                      (18)
          10.52    -  License Agreement dated February 18, 1994 between
                      Registrant and Rhone-Poulenc Rorer, S.A. (20)
          10.54    -  Form of Purchase Agreement dated as of February 24, 1994
                      (20)
          10.54(a) -  Form of Amendment to Purchase Agreement (20)
          10.55    -  Patent License Agreement between Registrant and
                      Massachusetts Institute of Technology dated March 1, 1994
                      (20)
          10.56    -  License Agreement between Progenitor, Inc. and Albert
                      Einstein College of Medicine of Yeshiva University dated
                      as of February 1,1994 (20)
          10.57    -  Employment Letter dated February 28, 1994 between the
                      Registrant and Thomas F. Farb (21)
          10.58    -  Master Equipment Lease including Schedules and Exhibits between Phoenix Leasing and Registrant (agreements for
                      Transcell and Progenitor are substantially identical),
                      with form of continuing guarantee for each of Transcell
                      and Progenitor (22)
          10.59   -   Exhibit D to Agreement between Registrant and Parexel
                      International Corporation dated as of March 15, 1994.
                      (3)(22)

C:\BTPM_NY_\46\0044680.01
                                        4

         10.60(a)  -  Acquisition Agreement dated as of May 13, 1994 among the
                      Registrant, Intercardia, Inc., Cardiovascular Pharmacology Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the sellers named therein (23)
         10.60(b)  -  Amendment dated June 15, 1994 to the Acquisition Agreement
                      (23) 10.60(c) - Form of Consulting Agreement between Intercardia, Inc., CPEC and Myocor, Inc.(23)
          10.61    -  License Agreement dated December 6, 1991 between Bristol-
                      Myers Squibb and CPEC, as amended (3)(23)
          10.61(a) -  Letter Agreement dated November 18, 1994 between CPEC and
                      Bristol-Myers Squibb (25)
          10.62    -  Lease Agreement between Thomas R. Eggers and  Progenitor,
                      Inc. dated as of November 1994 with Registrant guaranty
                      (25)
          10.63    -  Form of Stock Purchase Agreement dated December 15, 1994
                      (25)
          10.64    -  Form of Investor Rights Agreement among Progenitor,
                      Transcell, Registrant and each investor in the subsidiary private placement (25)
          10.64(a) -  Form of Investor Rights Agreement among Intercardia, the
                      Registrant and each investor in the Intercardia private placement (25)
          10.65    -  1994 Long-Term Incentive Plan (25)
          10.66    -  Guarantee by Lindsay A. Rosenwald, M.D. to  Registrant
                      (25)
          10.67    -  Employment Agreement between Intercardia and Clayton I.
                      Duncan with Registrant guarantee (25)
          10.67(a) -  Amendment to Employment Agreement between Intercardia,
                      Inc. and Clayton I. Duncan (27)
          10.68    -  Interneuron Pharmaceuticals, Inc. 1995 Employee Stock
                      Purchase Plan, as amended (27)
          10.69    -  Office Lease, dated April 24, 1995 between Intercardia,
                      Inc. and Highwoods/Forsyth Limited Partnership, with Registrant Guaranty (27)
          10.70    -  Letter Agreement, dated March 31, 1995 between Progenitor,
                      Inc.
                      and Chiron Corporation (3) (28)
          10.70(a) -  License and Collaboration Agreement by and between
                      Progenitor, Inc., and Chrion Corporation dated March 31, 1995 (3) (30)
          10.71    -  Securities Purchase Agreement dated June 2, 1995 between the Registrant and Reliance Insurance Company, including Warrant and exhibits (29)
         10.72     -  Sponsored Research and License Agreement dated as of
                      May 1, 1995 between Progenitor and Novo Nordisk (3) (30)
         10.73     -  Form of Stock Purchase Agreement dated as of June 28,
                      1995 (31)
         10.74     -  Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings) (32)
         10.75     -  Stock Purchase Agreement dated as August 23, 1995 between the Registrant and Paresco, Inc. (32)
         10.76     -  Stock Purchase Agreement dated as of September 15, 1995 between the Registrant and Silverton International Fund Limited (32)

C:\BTPM_NY_\46\0044680.01
                                        5

         10.77     -  Subscription Agreement dated September 21, 1995, as of
                      August 31, 1995, including Registration Rights Agreement
                      between Registrant and GFL Advantage Fund Limited. (32)
         10.78     -  Contract Manufacturing Agreement dated November 20,1995 between Registrant and Boehringer Ingelheim
                      Pharmaceuticals, Inc. (3)
         10.79     -  Development and Marketing Collaboration and License
                      Agreement between Astra Merck, Inc., Intercardia, Inc. and
                      CPEC, Inc., dated December 4, 1995. (33)
         10.80     -  Intercompany Services Agreement between Registrant and
                      Intercardia, Inc. (33)
         10.81     -  Asset Purchase Agreement dated November 14, 1995 among
                      Registrant, InterNutria, Inc., and Walden Laboratories,
                      Inc.
         19        -  Letter to Stockholders dated May 18, 1994 (24).
         20        -  News Release dated August 10, 1994 including Rule 135(c)
                      notice (21)
         21        -  Subsidiaries of the Registrant
         23        -  Consent of Coopers & Lybrand L.L.P.
         27        -  Financial Data Schedule


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

C:\BTPM_NY_\46\0044680.01
                                                          6

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


(b)      Reports on Form 8-K

         The Company filed reports on Form 8-K dated August 16, 1995 and September 28, 1995.



C:\BTPM_NY_\46\0044680.01
                                        7

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     INTERNEURON PHARMACEUTICALS, INC.



                                        /s/ Glenn L. Cooper
                                     ----------------------------------
                                             Glenn L. Cooper, M.D.
                                     President and Chief Executive Officer




Dated:  March 13, 1996


C:\BTPM_NY_\46\0044680.01
                                        8

                                  EXHIBIT INDEX


     3.4       -   Restated Certificate of Incorporation of Registrant (17)
     3.5       -   By-Laws of Registrant (1)
     4.2       -   Form of Warrant Agreement (1)
     4.4       -   Certificate of Designation establishing Series C Preferred
                   Stock (17)
     4.5       -   Warrant issued to Elan Corporation, plc (19)
     4.6       -   Form of Registrant Warrant issued in subsidiary private
                   placement (25)
     4.7       -   Form of Registrant Warrant to be issued to Paramount Capital,
                   Inc., D.H. Blair & Co., Inc. or designees (25)
     10.5 (a)  -   Consultant and Non-competition Agreement between the
                   Registrant, Richard Wurtman, M.D.
     10.5 (b)  -   Consultant and Non-competition Agreement between
                   InterNutria, Inc. and Judith Wurtman, Ph.D.
     10.6      -   Assignment of Invention and Agreement between Richard
                   Wurtman, M.D., Judith Wurtman and the Registrant (1)
     10.7      -   Management Agreement between the Registrant and Lindsay
                   Rosenwald, M.D. (1)
     10.9(a)   -   Restated and Amended 1989 Stock Option Plan  (7)
     10.10     -   Form of Indemnification Agreement (1)
     10.11     -   Restated Amendment to MIT Option Agreement (1)
     10.12(a)  -   Patent and Know-How License Agreement between the
                   Registrant and Les Laboratoires Servier ("Servier") dated
                   February 7, 1990 ("License Agreement") (1)
     10.12(b)  -   Revised Appendix A to License Agreement (1)
     10.12(c)  -   Amendment Agreement between Registrant and Servier, Orsem and
                   Oril, Produits Chimiques dated November 19,1992(3)(12)
     10.12(d)  -   Amendment Agreement dated April 28, 1993 between Registrant and Servier (16)
     10.12 (e) -   Consent and Amendment Agreement among Servier, American Home
               -   Products Corp. and Registrant.
     10.13     -   Trademark License Agreement between the  Registrant and
                   Orsem dated February 7, 1990 (1)
     10.14     -   Supply Agreement between the Registrant and Oril Products
                   Chimiques dated February 7, 1990 (1)(3)
     10.15(a)  -   Form of Indemnification Agreement between the Registrant and
                   Alexander M. Haig, Jr. (1)
     10.16     -   Assignment of Invention by Richard Wurtman, M.D. (1)
     10.18     -   Option Agreement between the Registrant and Alexander M.
                   Haig, Jr. (1)
     10.19     -   Option Agreement between the Registrant and Fountainhead
                   Holdings (Bermuda) Ltd. (1)
     10.22(a)  -   License Agreement dated January 15, 1993, as amended,
                   between the Registrant and Group Ferrer (3)(16)

C:\BTPM_NY_\46\0044680.01
                                       1

     10.25     -   License Agreement between the Registrant and the
                   Massachusetts Institute of Technology (4)
     10.27     -   License Agreement dated July 1, 1991 between Whitby
                   Research, Inc. and the Registrant (6)
     10.28     -   Letter Agreement between the Registrant and  Bobby W.
                   Sandage, Jr., Ph.D. (7)
     10.29     -   Amended Lease dated December 12, 1991 for  Registrant's
                   offices in Lexington, Massachusetts (7)
     10.29(a)  -   First Amendment to Lease dated as of October 14, 1994
                   between Registrant and Ledgemont Realty Trust (25)
     10.30     -   License Agreement dated January 1, 1992 between the Trustees of Princeton University and the Registrant (3)(8)
     10.31     -   Research Agreement dated as of July 1, 1991  between the
                   Registrant and the Trustees of Princeton University (3)(8)
     10.32     -   Consulting Agreement dated as of July 1, 1991 between the
                   Registrant and Daniel Kahne, Ph.D. (3)(8)
     10.33     -   License Agreement dated January 28, 1992 between Ohio
                   University, The Castle Group, Inc. and Scimark Corporation
                   (assigned to Progenitor, Inc.) (3)(8)
     10.34     -   Sponsored Research Agreement between Scimark  Corporation
                   (assigned to Progenitor, Inc.) and Ohio University (3)(8)
     10.34(a)  -   Letter Amendment between Progenitor, Inc. and  Ohio
                   University (18)
     10.35     -   Technology License Contract dated December 18, 1991 between the Registrant and the Mayo Foundation for Medical Education
                   and Research (3) (8)
     10.36     -   Exclusive License Agreement dated February 24, 1992 between the Registrant and Purdue Research Foundation (9)
     10.37     -   License Agreement dated as of February 15, 1992 between
                   the Registrant and Massachusetts Institute of Technology (9)
     10.38     -   Employment Agreement between Progenitor, Inc. and Glenn
                   Cooper, M.D. dated September 3, 1992 (13)
     10.39     -   Employment Agreement between Transcell Technologies, Inc.
                   and Elizabeth Tallet dated November 11, 1992 and Guarantee by Registrant (13) 10.40 - Patent and Know-How Sublicense and
                   Supply Agreement between Registrant and American Cyanamid
                   Company dated November 19, 1992 (3)(12) 10.41 - Equity
                   Investment Agreement between Registrant and American
                   Cyanamid Company dated November 19, 1992 (12)
     10.42     -   Trademark License Agreement between Registrant and American
                   Cyanamid Company dated November 19, 1992 (12)
     10.43     -   Consent Agreement between Registrant and Servier dated
                   November 19,1992 (12)
     10.44     -   Patent and Know-How License Agreement between  Registrant \
                   and Veryfine Products, Inc. dated October 29, 1992 (3) (14)
     10.44(a)  -   Termination Letter to Registrant from Veryfine Products,
                   Inc., dated October 30, 1995.
     10.45     -   Agreement between Registrant and Parexel International
                   Corporation dated October 22, 1992 (as of July 21, 1992) (3)
                   (14)

C:\BTPM_NY_\46\0044680.01
                                        2

     10.46    -    License Agreement dated February 9, 1993 between the
                   Registrant and Massachusetts Institute of Technology (3)(15)
     10.47    -    Sublease between Enichem America and Transcell Technologies,
                   Inc. including guarantee by the Registrant (15)
     10.48    -    Employment Agreement dated May 21, 1993 between the
                   Registrant and Glenn L. Cooper, M.D., as amended (17)
     10.49    -    License Agreement between Registrant and Elan Corporation, plc dated September 9, 1993 (3)(18)
     10.50    -    License Agreement between Transcell Technologies, Inc. and
                   Princeton University dated October 14, 1993 (3)(18)
     10.51    -    Letter Agreement between the Registrant and Mark S. Butler
                   (18)
     10.52    -    License Agreement dated February 18, 1994 between Registrant and Rhone-Poulenc Rorer, S.A. (20)
     10.54    -    Form of Purchase Agreement dated as of February 24, 1994 (20)
     10.54(a) -    Form of Amendment to Purchase Agreement (20)
     10.55    -    Patent License Agreement between Registrant and Massachusetts
                   Institute of Technology dated March 1, 1994 (20)
     10.56    -    License Agreement between Progenitor, Inc. and Albert
                   Einstein College of Medicine of Yeshiva University dated as of February 1,1994 (20)
     10.57    -    Employment Letter dated February 28, 1994 between the
                   Registrant and Thomas F. Farb (21)
     10.58    -    Master Equipment Lease including Schedules  and Exhibits
                   between Phoenix Leasing and Registrant (agreements for
                   Transcell and Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and
                   Progenitor (22)
     10.59    -    Exhibit D to Agreement between Registrant and Parexel
                   International Corporation dated as of March 15, 1994. (3)(22)
     10.60(a) -    Acquisition Agreement dated as of May 13, 1994 among the
                   Registrant, Intercardia, Inc., Cardiovascular Pharmacology
                   Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the
                   sellers named therein (23)
     10.60(b) -    Amendment dated June 15, 1994 to the Acquisition Agreement
                   (23)
     10.60(c) -    Form of Consulting Agreement between Intercardia, Inc., CPEC and Myocor, Inc.(23)
     10.61    -    License Agreement dated December 6, 1991 between Bristol-
                   Myers Squibb and CPEC, as amended (3)(23)
     10.61(a) -    Letter Agreement dated November 18, 1994 between CPEC and
                   Bristol-Myers Squibb (25)
     10.62    -    Lease Agreement between Thomas R. Eggers and  Progenitor,
                   Inc. dated as of November 1994 with Registrant guaranty (25)
     10.63    -    Form of Stock Purchase Agreement dated December 15, 1994 (25)
     10.64    -    Form of Investor Rights Agreement among Progenitor,
                   Transcell, Registrant and each investor in the subsidiary
                   private placement (25)
     10.64(a) -    Form of Investor Rights Agreement among Intercardia, the
                   Registrant and each investor in the Intercardia private placement (25)

C:\BTPM_NY_\46\0044680.01
                                        3

     10.65     -   1994 Long-Term Incentive Plan (25)
     10.66     -   Guarantee by Lindsay A. Rosenwald, M.D. to  Registrant (25)
     10.67     -   Employment Agreement between Intercardia and Clayton I.
                   Duncan with Registrant guarantee (25)
     10.67(a)  -   Amendment to Employment Agreement between Intercardia, Inc.
                   and Clayton I. Duncan (27)
     10.68     -   Interneuron Pharmaceuticals, Inc. 1995 Employee Stock
                   Purchase Plan, as amended (27)
     10.69     -   Office Lease, dated April 24, 1995 between Intercardia, Inc.
                   and Highwoods/Forsyth Limited Partnership, with Registrant
                   Guaranty (27)
     10.70     -   Letter Agreement, dated March 31, 1995 between Progenitor,
                   Inc. and Chiron Corporation (3) (28)
     10.70 (a) -   License and Collaboration Agreement by and between
                   Progenitor, Inc., and Chrion Corporation dated March 31, 1995
                   (3) (30)
     10.71     -   Securities Purchase Agreement dated June 2, 1995 between the
                   Registrant and Reliance Insurance Company, including Warrant and exhibits (29)
     10.72     -   Sponsored Research and License Agreement dated as of May 1,
                   1995 between Progenitor and Novo Nordisk (3) (30)
     10.73     -   Form of Stock Purchase Agreement dated as of June 28, 1995
                   (31)
     10.74     -   Securities Purchase Agreement dated as of August 16, 1995
                   between the Registrant and BT Holdings (New York), Inc.,
                   including Warrant issued to Momint (nominee of BT Holdings)
                   (32)
     10.75     -   Stock Purchase Agreement dated as August 23, 1995 between the
                   Registrant and Paresco, Inc. (32)
     10.76     -   Stock Purchase Agreement dated as of September 15, 1995
                   between the Registrant and Silverton International Fund
                   Limited (32)
     10.77     -   Subscription Agreement dated September 21, 1995, as of
                   August 31, 1995, including Registration Rights Agreement
                   between Registrant and GFL Advantage Fund Limited. (32)
     10.78     -   Contract Manufacturing Agreement dated November 20,1995
                   between Registrant and Boehringer Ingelheim Pharmaceuticals,
                   Inc. (3) 10.79 - Development and Marketing Collaboration and
                   License Agreement between Astra Merck, Inc., Intercardia,
                   Inc. and CPEC, Inc., dated December 4, 1995. (33)
     10.80     -   Intercompany Services Agreement between Registrant and
                   Intercardia, Inc. (33)
     10.81     -   Asset Purchase Agreement dated November 14, 1995 among
                   Registrant, InterNutria, Inc., and Walden Laboratories, Inc.
                   19 - Letter to Stockholders dated May 18, 1994 (24).
     20        -   News Release dated August 10, 1994 including Rule 135(c)
                   notice (21)
     21        -   Subsidiaries of the Registrant
     23        -   Consent of Coopers & Lybrand L.L.P.
     27        -   Financial Data Schedule


C:\BTPM_NY_\46\0044680.01
                                        4

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

C:\BTPM_NY_\46\0044680.01
                                        5

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


C:\BTPM_NY_\46\0044680.01
                                        6