Form 10-Q
period 1996-03-31
INTERNEURON PHARMACEUTICALS INC
filed 1996-05-13
CIK 854222

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-Q
                              ____________________

[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

               Yes   X             No
                   -----              -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

     Class                                   Outstanding at April 30, 1996:
Common Stock $.001 par value                 37,510,811 shares

                        INTERNEURON PHARMACEUTICALS, INC.

                         INDEX TO FORM 10-Q

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1996
          and September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . 3

          Consolidated Statements of Operations for the Three and Six Months
          ended March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . 4

          Consolidated Statements of Cash Flows for the Six Months ended
          March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . 5

          Notes to Unaudited Consolidated Financial Statements . . . . . . . . 6


          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations. . . . . . . . . . . . 9


PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of
                    Security Holders . . . . . . . . . . . . . . . . . . . . .15

          Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . .16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

                        INTERNEURON PHARMACEUTICALS, INC.
                                  CONSOLIDATED
                                 BALANCE SHEETS
                                              (Unaudited)
                                     (Dollars in thousands)

                                            March 31, September 30,
                                               1996       1995
                                            --------- ---------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                               $ 38,459    $ 16,781
  Marketable securities                                     31,597      18,208
  Inventory                                                  3,629           -
  Accounts receivable and other current assets               1,616         427
                                                          --------    --------
      Total current assets                                  75,301      35,416

Marketable securities                                        1,054          --
Property and equipment, net                                  1,442       1,671
Notes receivable and other assets                              332         429
                                                          --------    --------
                                                          $ 78,129    $ 37,516
                                                          --------    --------
                                                          --------    --------

                                   LIABILITIES

Current liabilities:
  Accounts payable                                         $ 2,098    $  1,161
  Accrued expenses                                           7,374       7,994
  Deferred revenue                                           1,942          --
  Current portion of capital lease obligations                 564         506
                                                          --------    --------
      Total current liabilities                             11,978       9,661


Long-term portion of capital lease obligations                 656         782
Other long-term liabilities                                     15          44

Minority interest                                           19,999       5,638


                              STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, authorized 5,000,000
shares:
  Series B, 239,425 shares issued and outstanding at
  March 31, 1996 and September 30, 1995, respectively
  (liquidation preference at March 31, 1996 $3,041);         3,000       3,000
  Series C, 5,000 shares issued and outstanding at
  March 31, 1996 and September 30, 1995, respectively
  (liquidation preference at March 31, 1996 $503);             500         500
Common stock, par value $.001; 60,000,000 shares
  authorized; 37,300,798 and 33,284,006 shares issued
  and outstanding at March 31, 1996 and September 30,
  1995, respectively                                            37          33
Additional paid-in capital                                 135,881      96,650
Accumulated deficit                                        (93,937)    (78,792)
                                                          --------    --------
      Total stockholders' equity                            45,481      21,391
                                                          --------    --------
                                                          $ 78,129    $ 37,516
                                                          --------    --------
                                                          --------    --------

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                                  CONSOLIDATED
                            STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 1996 and 1995
                                   (Unaudited)
                   (Amounts in thousands except per share data)


                    FOR THE THREE MONTHS ENDED MARCH 31,    FOR THE SIX MONTHS
ENDED MARCH 31,

                         1996      1995           1996      1995

Revenues:
Contract and license fees           $   905     $    70  $  6,249  $    103
Investment income                       661         227     1,132       401
Other                                    -           14        -         26
                                    -------     -------  --------  --------
    Total revenues                    1,566         311     7,381       530

Costs and expenses:
Research and development              3,599       3,568     6,726     7,278
Selling, general and administrative   4,276       1,780     7,024     3,502
Purchase of in-process research
     and development                  6,084           -     8,234         -
                                    -------     -------  --------  --------
     Total costs and expenses        13,959       5,348    21,984    10,780

Net loss from operations            (12,393)     (5,037)  (14,603)  (10,250)

Minority interest                       432          86      (542)       86
                                    -------     -------  --------  --------
Net loss                           $(11,961)   $ (4,951) $(15,145) $(10,164)
                                    -------     -------  --------  --------
                                    -------     -------  --------  --------
Net loss per common share          $ ( 0.34)   $ ( 0.16) $ ( 0.44) $  (0.34)
                                    -------     -------  --------  --------
                                    -------     -------  --------  --------
Weighted average common
shares outstanding                   35,308      30,407    34,411    29,719
                                    -------     -------  --------  --------
                                    -------     -------  --------  --------

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 1996 and 1995
                                   (Unaudited)
                             (Dollars  in thousands)


                                           SIX MONTHS ENDED MARCH 31,
                                             1996                1995

Cash flows from operating activities:
  Net loss                                                $(15,145)   $(10,164)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
     Depreciation and amortization                             381         388
     (Gain) on disposal of fixed assets                         (6)         --
     Minority interest in net income/loss of
        consolidated subsidiaries                              542         (86)
     Purchase of in-process research and development         8,098          --
     Noncash compensation                                      896          --
     Change in assets and liabilities:
      Receivables and other current assets                  (1,189)        (69)
      Notes receivable and other assets                         97         (76)
      Inventory                                             (3,629)         --
      Accounts payable                                         937        (416)
      Deferred revenue                                       1,942          --
      Accrued expenses and other liabilities                  (559)        819
                                                           --------    --------
Net cash (used) by operating activities                     (7,635)     (9,604)
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures                                        (141)       (249)
  Purchase of marketable securities                        (36,233)     (3,320)
  Proceeds from maturities and sales of
     marketable securities                                  21,789       5,395
  Proceeds from disposal of fixed assets                        40          41
                                                           --------    --------
Net cash (used) provided by investing activities           (14,545)      1,867
                                                           --------    --------
Cash flows from financing activities:
  Net proceeds from issuance of stock and other equity      13,608       4,409
    transactions
  Net proceeds from issuance of stock by subsidiaries       30,362       4,880
  Proceeds from sale/leaseback                                 132         140
  Principal payments of capital lease obligations             (244)       (187)
                                                           --------    --------
Net cash provided by financing activities                   43,858       9,242
                                                           --------    --------
Net change in cash and cash equivalents                     21,678       1,505
Cash and cash equivalents at beginning of period            16,781      11,263
                                                           --------    --------

Cash and cash equivalents at end of period                $ 38,459    $ 12,768
                                                           --------    --------
                                                           --------    --------


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

     The consolidated financial statements include the accounts of Interneuron Pharmaceuticals, Inc. ("Interneuron" or the "Company") and its subsidiaries, Progenitor, Inc. ("Progenitor"), Transcell Technologies, Inc. ("Transcell"), Intercardia, Inc. ("Intercardia"), and InterNutria, Inc. ("InterNutria"). All significant intercompany activity has been eliminated.

B.   SIGNIFICANT ACCOUNTING POLICIES:

     REVENUE RECOGNITION:  Revenue is recognized under agreements when services
are performed or when contractual obligations are met.   Revenues from product
sales are recognized at the later of shipment or satisfaction of performance obligations.

     INVENTORIES:   Inventories are valued at the lower of cost (first-in,
first-out method) or market. Costs for drug substance used to manufacture product for sale were capitalized beginning at the time such product was recommended for approval by an Advisory Committee of the U.S. Food and Drug Administration ("FDA").

C.   INVENTORY AND DEFERRED REVENUE:

     Inventory of $3,629,000 at March 31, 1996 consists of dexfenfluramine drug substance. American Home Products Corp. ("AHP") has agreed to purchase certain dexfenfluramine drug substance to be contained in finished Redux ("Dexfenfluramine Capsules") prior to the capsule production process. Payments received from AHP for such dexfenfluramine drug substance are reflected as deferred revenue until the time of sale of Dexfenfluramine Capsules containing pre-paid dexfenfluramine drug substance to AHP, at which time the Company will recognize and include the appropriate proportionate share of such deferred revenue in product sales. As of March 31, 1996, deferred revenue was $1,942,000, and there were no sales of Dexfenfluramine Capsules to AHP.

D.   INCOME TAXES:

     At March 31, 1996, the Company and its subsidiaries had net operating loss carryforwards, for tax reporting purposes, of approximately $94 million available to reduce future federal income taxes. The use of these net operating loss carry forwards may be subject to limitation under the change in stock ownership rules of the Internal Revenue Code and may not be fully available for use on a consolidated basis.

E.   STOCKHOLDERS' EQUITY:

     The Company's Class B Warrants expired on March 15, 1996. Each Class B Warrant entitled the holder to purchase one share of Interneuron Common Stock at a price of $4.75. During the six month period ended March 31, 1996, approximately 2,402,000 Class B Warrants were exercised (including 165,000 that were exercised on a cashless basis by an affiliate of the Company resulting in the issuance of 138,432 shares of Interneuron Common Stock) resulting in net proceeds to the Company of approximately $10,625,000 and the issuance of approximately 2,375,000 shares of Interneuron Common Stock.

     During the six month period ended March 31, 1996, a warrantholder exercised 700,000 warrants pursuant to a cashless exercise provision, resulting in a net issuance of 574,984 shares of Common Stock.

     In January 1996, the Company issued 342,792 shares of Common Stock for the purchase of 20% of the remaining outstanding capital stock of CPEC, Inc., ("CPEC") not owned by Intercardia (also, see Note F).

     In March 1996, a Registration Statement on Form S-3 was declared effective relating to the resale of an aggregate of approximately 3,533,000 shares of Common Stock held by or issuable to certain selling stockholders primarily in connection with financing transactions completed during fiscal 1995. Of these shares, 399,079 shares were issuable upon the exercise of warrants other than Class B Warrants.

     In addition to the 37,301,000 shares of Common Stock outstanding at March 31, 1996, there were approximately 14,000,000 shares issuable (i) under the Company's stock option and stock purchase plans, (ii) upon conversion of all authorized, both issued and unissued, shares of preferred stock, (iii) in the event the maximum amount of shares are issued upon exercise of put protection rights, (iv) pursuant to the various technology acquisition transactions, and (v) upon exercise of outstanding warrants.

     The Company and its subsidiaries continue to seek additional financing (including private placements and initial and follow-on public offerings) and/or collaborative arrangements.

F.   SUBSIDIARIES:

     In December 1995, InterNutria, a wholly-owned subsidiary, acquired from Walden Laboratories, Inc. ("Walden"), the technology and know-how to produce a specially formulated dietary supplement for women's use during their pre-menstrual period called PMS Escape in exchange for $2,400,000, payable in two installments of Interneuron Common Stock, the first in late 1996 and the second in late 1997, at the then-prevailing market price. The Company's Chairman and certain other parties related to the Company are also stockholders of Walden but will not receive shares of Interneuron Common Stock from this transaction. The Company recorded a charge of approximately $2,150,000 in the three month period ended December 31, 1995 in connection with this transaction.

     In December 1995, Intercardia, Inc., a majority-owned subsidiary ("Intercardia"), executed a Development and Marketing Collaboration and License Agreement with Astra Merck, Inc. ("Astra Merck") (the "Astra Merck Collaboration") to provide for the development and commercialization and marketing in the U.S. of a twice-daily formulation of bucindolol for the treatment of congestive heart failure. Intercardia received $5,000,000 upon execution of the Astra Merck Collaboration, which was recognized as Contract Revenue in the first quarter of fiscal 1996, and may receive additional payments based upon achievement of certain milestones and royalties based on net sales of bucindolol in the U.S. Intercardia has agreed to pay Astra Merck $10,000,000 in December 1997 and to reimburse Astra Merck for one-third of certain product launch costs, up to a total of $11,000,000. In the event Intercardia elects not to make these payments, royalties payable by Astra Merck to Intercardia will be substantially reduced.

     In January 1996, Interneuron acquired the remaining 20% of the outstanding capital stock of CPEC not owned by Intercardia by issuing an aggregate of 342,792 shares of Interneuron's Common Stock to the former CPEC minority stockholders. As a result of this transaction, the Company recorded a charge for the purchase of in-process research and development of approximately $6,084,000 in the three month period ended March 31, 1996.

     In February 1996, Intercardia completed an initial public offering of 2,530,000 shares of Intercardia common stock at $15.00 per share resulting in net proceeds of approximately $35,000,000 (the "Intercardia IPO"). Interneuron purchased 333,333 shares of the Intercardia IPO for a total of approximately $5,000,000. Interneuron's ownership in Intercardia's outstanding capital stock decreased from approximately 88% at September 30, 1995 to approximately 60% as a result of the Intercardia IPO. In certain circumstances, Interneuron has the right to purchase additional shares of Intercardia common stock at fair market value to provide that Interneuron's equity ownership in Intercardia does not fall below 51%. As a result of the Intercardia IPO, put protection rights that could have caused the Company to issue in June 1998 up to approximately 1,914,000 shares of Interneuron Common Stock expired. As a result of the Intercardia IPO and Interneuron's purchase of 333,333 shares thereof, Interneuron recognized in the three month period ended March 31, 1996, a gain on its investment in Intercardia of approximately $16,350,000 which has been recorded in the Company's Additional paid-in capital but not in the Company's Consolidated Statement of Operations. The Company also recorded an addition to minority interest of approximately $13,650,000 as Intercardia continues to be principally involved in research and development.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's SEC filings under "Risk Factors."

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to the Company include Interneuron and its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had cash, cash equivalents and marketable securities of $71,110,000, which represents an increase of $36,121,000 from $34,989,000 at September 30, 1995. This increase in cash, cash equivalent and marketable securities is primarily the result of the receipt of approximately $30,000,000 of net proceeds to Intercardia, excluding $5,000,000 received from Interneuron, from the February 1996 Intercardia IPO and approximately $14,000,000 of net proceeds to Interneuron from the exercise of the Class B Warrants, options and other warrants, less cash consumed by operations and other activities of approximately $8,000,000, including $5,000,000 received by Intercardia pursuant to the Astra Merck Collaboration

     On May 3, 1996, the Company filed a registration statement with the Securities and Exchange Commission on Form S-3 relating to a proposed public offering (the "Proposed Offering") by the Company of 2,500,000 shares of its Common Stock at a public offering price to be based on the market price of the Company's Common Stock at the time of the Proposed Offering. Certain officers and directors of the Company have granted the underwriters of the Proposed Offering an option to purchase an aggregate of 375,000 of their shares to cover over-allotments, if any. A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

     On April 29, 1996, Redux received FDA clearance for marketing as a prescription drug for the treatment of obesity including weight loss and maintenance in patients on a reduced calorie diet who have a body mass index ("BMI") of greater than or equal to 30 kg/m2 or greater than or equal to 27 kg/m2 in the presence of other risk factors (e.g., hypertension, diabetes, or hyperlipidemia). Redux is expected to be marketed by the Wyeth-Ayerst division of AHP. To supplement AHP's marketing efforts, the Company is developing an approximately 30-person sales force to co-promote Redux to certain endocrinologists, diabetologists, bariatricians and weight management specialists. Although a portion of the Company's co-promotion costs are expected to be funded by AHP, the Company will likely incur substantial costs to develop the Company's sales force and in connection with the launch of Redux, prior to receipt of any revenues. These costs include build-up of Redux inventories, which are being manufactured for the Company on a contract basis by Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer"). The Company's agreement with Servier requires launch to occur within six months of approval and the Company is purchasing inventories of Redux in preparation for launch. Inventory levels depend to a large extent on forecasts provided by AHP. The Company's contract manufacturing agreement with Boehringer requires the Company to purchase a specified annual minimum quantity of capsules at a cost of approximately $423,000 per year. At March 31, 1996, the Company had inventory of dexfenfluramine drug substance totaling $3,629,000 and deferred revenue from AHP for their purchase from the Company of such dexfenfluramine drug substance of $1,942,000.

     The Company is highly dependent upon AHP to market Redux. The Company's agreements with AHP provide for base royalties to the Company of 11.5% of AHP's net sales (equal to the royalty required to be paid by the Company to Les Laboratories Servier ("Servier"), and for additional royalties, ranging from a minimum of 5% of the first $50 million of net sales if dexfenfluramine is not descheduled to a maximum of 12% of net sales over $200 million if dexfenfluramine is descheduled and the Company does not manufacture Redux (subject to a 50% reduction if generic drug competition exceeds a 10% market share percentage in two consecutive quarters). There can be no assurance that these sales levels will be achieved. In connection with the receipt of FDA marketing clearance, the Company is entitled to a $500,000 milestone payment from AHP and is entitled to an additional $6,000,000 payment and a $3,500,000 equity investment if dexfenfluramine is descheduled within 12 months from the FDA approval date.

     Included in the FDA-approved labeling for Redux are references to certain risks which may be associated with dexfenfluramine and which were highlighted during the FDA's review of the drug. One issue relates to whether there is an association between anorectic drugs, including dexfenfluramine, and the development of PPH, a rare but serious lung disorder. In the general population, the yearly occurrence of PPH is estimated to be about 1-2 cases per million persons. An epidemiologic study conducted in Europe examining risk factors for PPH showed that among other factors, weight reduction drugs including dexfenfluramine, systematic hypertension, and obesity itself were associated with a higher risk of PPH. The study estimated the yearly occurrence to be approximately 18 cases per million for patients taking anorexigen (anti-obesity) drugs for greater than three months duration. In the study, obesity itself was associated with double the risk of developing PPH. Although the Company believes that the benefits of weight loss by obese patients meeting the labeling criteria for Redux outweigh the risk of developing PPH, the occurrence or the perceived likelihood of occurrence of PPH by patients taking Redux may adversely affect the market for the drug as well as the Company's business, financial condition and results of operations. A second issue raised by the FDA was whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies related to this issue, conducted by third parties, purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity. The Company presented data relating to the lack of neurocognitive effects in patients taking Redux and believes that, as demonstrated in human trials, these animal studies are clinically irrelevant to humans because of pharmacokinetic differences between animals and humans (resulting in much higher brain concentrations of dexfenfluramine and its active metabolite in certain animals than in humans) and because of the high dosages used in animal studies. The Company has agreed with the FDA to conduct a Phase 4, or post marketing, study of Redux. Although the precise nature of this study has not been determined, Interneuron expects the Phase 4 study to include a double-blind placebo-controlled trial involving approximately 200 patients intended to further evaluate long-term neurocognitive function, using standardized neuro-psychological tests, in patients taking Redux. Approximately 50% of the costs of the Phase 4 study, which is expected to be conducted over an approximately two to three-year period, is expected to be paid by AHP. Adverse results, if any, of this study may adversely affect the market of the drug and the Company.

     In February 1996, Intercardia completed the Intercardia IPO, an initial public offering of 2,530,000 shares of Intercardia common stock at $15.00 per share resulting in net proceeds of approximately $35,000,000. Interneuron purchased 333,333 shares of the Intercardia IPO for a total of approximately $5,000,000. Interneuron's ownership in Intercardia's outstanding capital stock decreased from approximately 88% at September 30, 1995 to approximately 60% as a result of the Intercardia IPO. In certain circumstances, Interneuron has the right to purchase additional shares of Intercardia common stock at fair market value to provide that Interneuron's equity ownership in Intercardia does not fall below 51%. As a result of the Intercardia IPO, put protection rights that could have caused the Company to issue in June 1998 up to approximately 1,914,000 shares of Interneuron Common Stock expired. As a result of the Intercardia IPO and Interneuron's purchase of 333,333 shares thereof, Interneuron recognized in the three month period ending March 31, 1996, a gain on its investment in Intercardia of approximately $16,350,000 which has been recorded directly in the Company's Additional paid-in capital but not in the Company's Consolidated Statement of Operations. The Company also recorded an addition to minority interest of approximately $13,650,000. Intercardia's funds are not generally available to Interneuron.

     Intercardia is contractually committed to provide certain support to the BEST Study for bucindolol, which commenced in June 1995 and which is sponsored by the NIH and the VA. The NIH and VA have committed up to $15,750,000 primary funding for the BEST study, with specific levels of NIH and VA funding to be based upon patient enrollment milestones. Intercardia is committed to provide up to $2,000,000 during the course of the BEST Study, of which $750,000 had been paid as of March 31, 1996, as well as drug supplies and monitoring costs of the study expected to aggregate an additional $2,500,000. In December 1995, Intercardia received $5,000,000 upon execution of the Astra Merck Collaboration, which obligates Astra Merck to fund certain future U.S. development, marketing and manufacturing costs and to assume Intercardia's funding obligation for the BEST Study, including the drug supplies and monitoring costs, and royalty obligation to Bristol-Myers Squibb Company. Intercardia will be entitled to royalties based on net sales by Astra Merck. Intercardia has agreed to pay Astra Merck $10,000,000 in December 1997 and to reimburse Astra Merck for one-third of certain product launch costs, up to a total of $11,000,000. In the event Intercardia elects not to make these payments, royalties payable by Astra Merck to Intercardia will be substantially reduced.

     As additional consideration in connection with Intercardia's acquisition of 80% of CPEC in September, 1994, Intercardia agreed to make two additional purchase price payments, each equal to 75,000 shares of Interneuron Common Stock, subject to adjustment based upon the fair market value at the time of issuance, upon the achievement of milestones relating to the filing and approval of an NDA for bucindolol. The Company may incur noncash charges in connection with these issuances, based upon their fair market value at the time of issuances, of a minimum of $750,000 and a maximum of $1,875,000.

     The Company's principal expenditures are for product development and clinical trials, including expenses required under collaborative agreements. In particular, the Company is performing a Phase 3 clinical trial to confirm whether treatment of stroke with citicoline limits infarct size. The Company also intends to commence a second pivotal Phase 3 clinical trial and related studies for citicoline in 1996. The two Phase 3 clinical trials are expected to
proceed into fiscal 1997.   The costs of the clinical trials and the preparation
of the NDA are estimated to aggregate approximately $13,000,000. The Company is unable to predict with certainty the costs of related studies which will depend upon FDA requirements. Further, as the Company currently intends to market citicoline directly, additional funds will be required for manufacturing, distribution and selling efforts. The Company will also incur substantial development costs in connection with Phase 2/3 clinical trials on pagoclone expected to commence in 1996, and on other products under development including those which may be acquired by the Company in the future.

     In December 1995, the Company acquired from Walden technology and know-how subsequently resulting in the PMS Escape product in exchange for $2,400,000, payable in two installments of Interneuron Common Stock, the first in late 1996 and the second in late 1997, at the then-prevailing market price. InterNutria commenced a test-launch of PMS Escape in a regional market in March 1996 while continuing the clinical evaluation of the product. The costs related to this test-launch are estimated to be approximately $2,000,000 in fiscal 1996.

     As of March 31, 1996, the Company and its subsidiaries were party to various consulting agreements and employment agreements with officers and directors containing minimum aggregate annual payments of approximately $1,700,000. Certain employment agreements are subject to additional bonuses and annual increases as may be determined by the Company's Board of Directors.

     Interneuron is currently funding operations of Progenitor, Transcell and InterNutria. Expenses of the Subsidiaries, including those required under collaboration agreements, constitute a significant part of the Company's overall expenses.

     The Company's strategy includes evaluation of various technology or product acquisition and/or financing opportunities (including private placements and initial and follow-on equity offerings) and the Company and certain of its subsidiaries are currently engaged in discussions relating to such opportunities, although it has no agreements or commitments relating to any particular acquisition. Any such initiatives may involve the issuance of securities of Interneuron or its subsidiaries and/or financial commitments to fund product development.

     The Company believes it has sufficient cash for currently planned expenditures in fiscal 1996. While the Company is seeking additional equity funding through the Proposed Offering, it may seek additional funds through other equity and/or debt financings and corporate collaborations to provide working capital financing and funding for new business opportunities and future growth. In addition, certain subsidiaries are exploring various financings (including issuances of securities in public offerings or private placements), collaborations or business combinations in order to enable these subsidiaries to pursue development of their technologies. If such efforts are not successful, certain activities at these subsidiaries may be reduced. Although Interneuron may acquire additional equity in subsidiaries through participation in financings or conversion of inter-company debt, equity financings by a subsidiary will likely reduce Interneuron's percentage ownership of that subsidiary and funds held by the subsidiaries will generally not be available to Interneuron. The Company's goal is for its subsidiaries to establish independent operations and financing through corporate alliances, third-party financings, mergers or other business combinations, with Interneuron generally retaining an ongoing equity interest. The nature of any such transaction is expected to vary depending on the business and capital needs of each subsidiary and the state of development of their respective technologies or products.

RESULTS OF OPERATIONS

Total revenues increased by $1,255,000 to $1,566,000 during the three month period ended March 31, 1996 from $311,000 in the three month period ended March 31, 1995 and increased by $6,851,000 to $7,381,000 in the six month period ended March 31, 1996 from $530,000 in six month period ended March 31, 1995. The increase in contract revenue in the fiscal 1996 three and six month periods reflects a $500,000 milestone payment received by Progenitor in January 1996 from Chiron, grant revenue received by Progenitor and $5,000,000 received by Intercardia in December 1995 pursuant to the Astra Merck Collaboration. Increased investment income in the three and six month periods resulted from higher invested cash balances resulting primarily from Intercardia's net proceeds from the February 1996 Intercardia IPO and the December 1995 payment from Astra Merck and Interneuron's net proceeds from the exercise of the Class B Warrants and other options and warrants.

Total costs and expenses increased by $8,611,000, or 161%, to $13,959,000 during the three month period ended March 31, 1996 from $5,438,000 during the three month period ended March 31, 1995 and increased by $11,204,000, or 104%, to $21,984,000 during the six month period ended March 31, 1996 from $10,780,000 during the six month period ended March 31, 1995. During the six month period ended March 31, 1996, the Company incurred charges aggregating $8,234,000, equal to 73% of the increased costs and expenses (of which $6,084,000 was incurred in the three month period ended March 31, 1996), for the purchase of in-process research and development. These charges (of which $8,098,000 were non-cash) related to (i) the Company's January 1996 acquisition of the remaining 20% of CPEC not owned by Intercardia in exchange for the issuance of 342,792 shares of Interneuron common stock and (ii) the Company's November 1995 acquisition of assets and technology relating to a dietary supplement for use by women during their pre-menstrual period in exchange for the issuance of $2,400,000 of Interneuron Common Stock, payable in equal installments in late 1996 and 1997.

Research and development expenses increased by $31,000, or 1%, to $3,599,000 in the three month period ended March 31, 1996 from $3,568,000 during the three month period ended March 31, 1995 and decreased by $552,000, or 8%, to $6,726,000 in the six month period ended March 31, 1996 from $7,278,000 during the six month period ended March 31,1995. During the 1996 three and six month periods, research and development expenses relating to the citicoline Phase 3 clinical trial, which completed patient enrollment prior to the beginning of fiscal 1996, as well as various adjunct studies relating to citicoline during the first fiscal quarter of 1995, decreased compared to citicoline-related expenses incurred in the fiscal 1995 periods. Offsetting these decreases were costs incurred by Intercardia related to research on catalytic antioxidant small molecules and the establishment of a development staff to manage the development of bucindolol and other technologies, and costs incurred by InterNutria relating to the development of its products. Costs relating to certain dexfenfluramine clinical activities incurred during the fiscal 1995 periods were replaced by fiscal 1996 costs incurred to support the Company's preparation for the November 1995 Advisory Committee meeting and subsequent efforts to secure

FDA marketing clearance for Redux. The Company has begun to incur expenses relating to the commencement of a second Phase 3 clinical trial for citicoline which is expected to continue through fiscal 1997.

Selling, general and administrative expenses increased by $2,496,000, or 140%, to $4,276,000 in the three month period ended March 31, 1996 from $1,780,000 during the three month period ended March 31, 1995 and increased by $3,522,000, or 101%, to $7,024,000 during the six month period ended March 31, 1996 from $3,502,000 during the six month period ended March 31,1995. These increases reflect the addition of management personnel by Intercardia and InterNutria subsequent to the end of the fiscal 1995 periods, and costs relating to the commencement by InterNutria of a regional test launch of PMS Escape in the three month period ended March 31, 1996 and related sales, marketing and public relations expenses. Selling, general and administrative expenses during the three month period ended March 31, 1996 included severance and related charges incurred by Transcell relating to certain management changes. In preparation for the launch of Redux, the Company has incurred costs related to the establishment of a sales force to co-promote Redux, including recruiting costs. The Company has also incurred additional general and administrative costs including increased wages and benefits and insurance premiums. Selling, general and administrative expenses will increase as the Company hires sales representatives to co-promote and sell Redux, although a portion of such sales force costs is expected to be paid by AHP, and for the test launch of PMS Escape.

As a result of the foregoing, the Company incurred net losses of ($11,961,000) and ($15,145,000), or ($.34) and ($.44) per share, for the three and six month periods ended March 31, 1996, respectively, compared to net losses of ($4,951,000) and ($10,164,000), or ($.16) and ($.34) per share, for the three and six month periods ended March 31, 1995. Weighted average common shares increased in the fiscal 1996 periods reflecting additional equity issuances.

Activities of the subsidiaries continue to represent a significant percentage of the Company's consolidated expenses and represented 48% (including $2,150,000 for the purchase of in-process research and development by InterNutria) and 46% of the consolidated expenses in the six month periods ended March 31, 1996 and 1995, respectively. While the rate of spending by Progenitor and Transcell (except for the severance and related charges relating to the Transcell management changes incurred in the three month period ended March 31, 1996) was essentially unchanged in the fiscal 1996 periods, increased spending by the subsidiaries is expected to increase the total amount of expenses pertaining to the subsidiaries in fiscal 1996.

The Company's strategy includes evaluation of various technology or product acquisition and/or financing opportunities and the Company is currently engaged in discussions relating to such opportunities. Any such initiatives may involve the issuance of shares of Interneuron's Common Stock and/or financial commitments to fund product development, either of which may adversely affect the Company's consolidated financial condition or results of operations.

PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's annual meeting of stockholders was held on February 21, 1996. At the meeting (I) all ten director nominees were elected; and (ii) the appointment of Coopers & Lybrand L.L.P. as the independent auditors was ratified.

(I) The following Directors were elected for a one-year term by the votes indicated:

Lindsay A. Rosenwald, M.D., 26,413,407 for, 117,688 against; Glenn L. Cooper, M.D., 26,413,407 for, 117,688 against; Harry J. Gray, 26,298,337 for, 232,758 against; Alexander M. Haig, Jr., 26,508,557 for, 22,538 against; Peter Barton Hutt, 26,519,107 for, 11,988 against; Malcolm Morville, Ph.D., 26,519,107 for, 11,988 against; Robert K. Mueller, 26,518,307 for, 12,788 against; Lee J. Schroeder, 26,518,997 for, 12,088 against; David B. Sharrock, 26,413,407 for, 117,688 against; Richard Wurtman, M.D., 26,413,407 for, 117,688 against.

(ii) The appointment of Coopers & Lybrand L.L.P. was ratified by a vote of 26,496,345 for, 15,799 against, and 18,951 abstain.

PART II

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

     3.4       -  Restated Certificate of Incorporation of Registrant (17)
     3.5       -  By-Laws of Registrant (1)
     4.4       -  Certificate of Designation establishing Series C Preferred
                     Stock (17)
     4.6       -  Form of Registrant Warrant issued in subsidiary private placement (25)
     4.7       -  Form of Registrant Warrant to be issued to Paramount Capital,
                  Inc., D.H. Blair & Co., Inc. or designees (25)
     10.5 (a)  -  Consultant and Non-competition Agreement between the
                  Registrant, Richard Wurtman, M.D. (34)
     10.5 (b)  -  Consultant and Non-competition Agreement between InterNutria,
                  Inc. and Judith Wurtman, Ph.D. (34)
     10.6      -  Assignment of Invention and Agreement between Richard
                  Wurtman, M.D., Judith Wurtman and the Registrant (1)
     10.7      -  Management Agreement between the Registrant
                  and Lindsay Rosenwald, M.D. (1)
     10.9(a)   -  Restated and Amended 1989 Stock Option Plan  (7)
     10.10     -  Form of Indemnification Agreement (1)
     10.11     -  Restated Amendment to MIT Option Agreement (1)
     10.12(a)  -  Patent and Know-How License Agreement between the
                     Registrant and Les Laboratoires Servier ("Servier") dated February 7, 1990 ("License Agreement") (1)
     10.12(b)  -  Revised Appendix A to License Agreement (1)
     10.12(c)  -  Amendment Agreement between Registrant and Servier, Orsem and
                  Oril, Produits Chimiques dated November 19,1992(3)(12)
     10.12(d)  -  Amendment Agreement dated April 28, 1993 between Registrant and Servier (16)
     10.12 (e) -  Consent and Amendment Agreement among Servier, American Home
                     Products Corp. and Registrant. (34)
     10.13     -  Trademark License Agreement between the  Registrant and Orsem dated February 7, 1990 (1)
     10.14     -  Supply Agreement between the Registrant and Oril Products
                  Chimiques dated February 7, 1990 (1)(3)
     10.15(a)  -  Form of Indemnification Agreement between the Registrant and
                  Alexander M. Haig, Jr.  (1)
     10.16     -  Assignment of Invention by Richard Wurtman, M.D. (1)

     10.22(a)  -  License Agreement dated January 15, 1993, as amended, between the Registrant and Grupo Ferrer (3)(16)
     10.25     -  License Agreement between the Registrant and the
                  Massachusetts    Institute of Technology (4)
     10.28     -  Letter Agreement between the Registrant and  Bobby W.
                  Sandage, Jr., Ph.D. (7)
     10.29     -  Amended Lease dated December 12, 1991 for  Registrant's offices in Lexington, Massachusetts (7)
     10.29(a)  -  First Amendment to Lease dated as of October 14, 1994 between
                  Registrant and Ledgemont Realty Trust (25)
     10.30     -  License Agreement dated January 1, 1992 between the Trustees of Princeton University and the Registrant (3)(8)
     10.31     -  Research Agreement dated as of July 1, 1991  between the
                  Registrant and the Trustees of   Princeton University (3)(8)
     10.32     -  Consulting Agreement dated as of July 1, 1991 between the
                  Registrant and Daniel Kahne, Ph.D. (3)(8)
     10.33     -  License Agreement dated January 28, 1992 between Ohio
                  University, The Castle Group, Inc. and Scimark Corporation (assigned to Progenitor, Inc.) (3)(8)
     10.34     -  Sponsored Research Agreement between Scimark  Corporation
                  (assigned to Progenitor, Inc.) and Ohio University (3)(8)

     10.34(a)  -  Letter Amendment between Progenitor, Inc. and  Ohio
                  University (18)
     10.35     -  Technology License Contract dated December 18, 1991 between the Registrant and the Mayo Foundation for Medical Education and Research (3) (8)
     10.36     -  Exclusive License Agreement dated February 24, 1992 between the Registrant and Purdue Research Foundation (9)
     10.37     -  License Agreement dated as of February 15, 1992 between the
                  Registrant and Massachusetts Institute of Technology (9)
     10.39     -  Employment Agreement between Transcell Technologies, Inc. and
                  Elizabeth Tallet dated November 11, 1992 and Guarantee by Registrant (13)
     10.40     -  Patent and Know-How Sublicense and Supply Agreement between
                  Registrant and American Cyanamid Company dated November 19, 1992 (3)(12)
     10.41     -  Equity Investment Agreement between Registrant and American
                  Cyanamid Company dated November 19, 1992 (12)
     10.42     -  Trademark License Agreement between Registrant and American
                  Cyanamid Company dated November 19, 1992 (12)
     10.43     -  Consent Agreement between Registrant and Servier dated
                  November 19,1992 (12)
     10.44(a)  -  Termination Letter to Registrant from Veryfine Products,
                  Inc., dated October 30, 1995 (34)
     10.45     -  Agreement between Registrant and Parexel International
                  Corporation dated October 22, 1992 (as of July 21, 1992) (3)
                  (14)
     10.46     -  License Agreement dated February 9, 1993 between the
                  Registrant and Massachusetts Institute of Technology (3)(15)
     10.47     -  Sublease between Enichem America and Transcell Technologies,
                  Inc. including guarantee by the Registrant (15)
     10.49     -  License Agreement between Registrant and Elan Corporation, plc dated September 9, 1993 (3)(18)
     10.50     -  License Agreement between Transcell Technologies, Inc. and
                  Princeton University dated October 14, 1993 (3)(18)

      10.51     -    Letter Agreement between the Registrant and Mark S. Butler
                     (18)
      10.52     -    License Agreement dated February 18, 1994 between
                     Registrant and Rhone-Poulenc Rorer, S.A. (20)
      10.54     -    Form of Purchase Agreement dated as of February 24, 1994
                     (20)
      10.54(a)  -    Form of Amendment to Purchase Agreement (20)
      10.55     -    Patent License Agreement between Registrant and
                     Massachusetts Institute of Technology dated March 1, 1994
                     (20)
      10.56     -    License Agreement between Progenitor, Inc. and Albert
                     Einstein College of Medicine of Yeshiva University dated
                     as of February 1,1994 (20)
      10.57     -    Employment Letter dated February 28, 1994 between the
                     Registrant and Thomas F. Farb (21)
      10.58     -    Master Equipment Lease including Schedules and Exhibits
                     between Phoenix Leasing and Registrant (agreements for
                     Transcell and Progenitor are substantially identical),
                     with form of continuing guarantee for each of Transcell
                     and Progenitor (22)
      10.59     -    Exhibit D to Agreement between Registrant and Parexel
                     International Corporation dated as of March 15, 1994.
                     (3)(22)
      10.60(a)  -    Acquisition Agreement dated as of May 13, 1994 among the
                     Registrant, Intercardia, Inc., Cardiovascular Pharmacology
                     Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the
                     sellers named therein (23)
      10.60(b)  -    Amendment dated June 15, 1994 to the Acquisition Agreement
                     (23)
      10.60-C-  -    Form of Consulting Agreement between Intercardia, Inc.,
                     CPEC and Myocor, Inc.(23)
      10.61     -    License Agreement dated December 6, 1991 between Bristol-
                     Myers Squibb and CPEC, as amended (3)(23)
      10.61(a)  -    Letter Agreement dated November 18, 1994 between CPEC and
                     Bristol-Myers Squibb (25)
      10.62     -    Lease Agreement between Thomas R. Eggers and  Progenitor,
                     Inc. dated as of November 1994 with Registrant guaranty
                     (25)
      10.63     -    Form of Stock Purchase Agreement dated December 15, 1994
                     (25)
      10.64     -    Form of Investor Rights Agreement among Progenitor,
                     Transcell, Registrant and each investor in the subsidiary
                     private placement (25)
      10.64(a)  -    Form of Investor Rights Agreement among Intercardia, the
                     Registrant and each investor in the Intercardia private
                     placement (25)
      10.65     -    1994 Long-Term Incentive Plan (25)
      10.67     -    Employment Agreement between Intercardia and Clayton I.
                     Duncan with Registrant guarantee (25)
      10.67(a)  -    Amendment to Employment Agreement between Intercardia,
                     Inc. and Clayton I. Duncan (27)
      10.68     -    Interneuron Pharmaceuticals, Inc. 1995 Employee Stock
                     Purchase Plan, as amended (27)
      10.69     -    Office Lease, dated April 24, 1995 between Intercardia,
                     Inc. and Highwoods/Forsyth Limited Partnership, with
                     Registrant Guaranty (27)
      10.70 (a) -    License and Collaboration Agreement by and between
                     Progenitor, Inc., and Chiron Corporation dated March 31,
                     1995 (3) (30)
      10.71     -    Securities Purchase Agreement dated June 2, 1995 between
                     the Registrant and Reliance  Insurance Company, including
                     Warrant and exhibits (29)

      10.72     -    Sponsored Research and License Agreement dated as of May
                     1, 1995 between Progenitor and Novo Nordisk (3) (30)
      10.73     -    Form of Stock Purchase Agreement dated as of June 28, 1995
                     (31)
      10.74     -    Securities Purchase Agreement dated as of August 16, 1995
                     between the Registrant and BT Holdings (New York), Inc.,
                     including Warrant issued to Momint (nominee of BT
                     Holdings) (32)
      10.75     -    Stock Purchase Agreement dated as August 23, 1995 between
                     the Registrant and Paresco, Inc. (32)
      10.76     -    Stock Purchase Agreement dated as of September 15, 1995
                     between the Registrant and Silverton International Fund
                     Limited (32)
      10.77     -    Subscription Agreement dated September 21, 1995, as of
                     August 31, 1995, including Registration Rights Agreement
                     between Registrant and GFL Advantage Fund Limited. (32)
      10.78     -    Contract Manufacturing Agreement dated November 20,1995
                     between Registrant and Boehringer Ingelheim
                     Pharmaceuticals, Inc. (3)(34)
      10.79     -    Development and Marketing Collaboration and License
                     Agreement  between Astra Merck, Inc., Intercardia, Inc.
                     and CPEC, Inc., dated December 4, 1995. (33)
      10.80     -    InterCompany Services Agreement between Registrant and
                     Intercardia, Inc. (33)
      10.81     -    Asset Purchase Agreement dated November 14, 1995 among
                     Registrant, InterNutria, Inc., and Walden Laboratories,
                     Inc. (34)
      10.82     -    Employment Agreement between Registrant and Glenn L.
                     Cooper,  M.D. dated April 30, 1996 effective as of May 13,
                     1996 (37)
      23   -         Consent of Coopers & Lybrand L.L.P. (34)
      27   -         Financial Data Schedule
- ---------------------------
(1) Incorporated by reference to the Registrant's registration statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
(3)   Confidential Treatment requested for a portion of this Exhibit.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990.
(7) Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1991.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1992.
(12) Incorporated by reference to the Registrant's Form 8-K dated November 30, 1992.
(13) Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1992
(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1993
(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1993

(18) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993
(20) Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826)
(21)  Incorporated by reference to the Registrant's Form 8-K dated March 31,
      1994
(22) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1994
(23)  Incorporated by reference to the Registrant's Form 8-K dated June 20,
      1994
(25) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994
(27) Incorporated by reference to the Registrant's Quarterly Report on From 10-Q for the six months ended March 31, 1995
(29) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated June 2, 1995
(30) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated May 16, 1995; Exhibit 10.70 (a) supersedes Exhibit 10.70.
(31) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1995.
(32) Incorporated by referring to Registrant's Report on Form 8-K dated August 16, 1995.
(33) Incorporated by reference to Registration Statement filed on Form S-1 (No. 33-80219) by Intercardia, Inc. on December 8, 1995.
(34) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(36) Incorporated by reference to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File No. 333-1273) filed March 15, 1996.
(37) Incorporated by reference to Registrant's Registration Statement on Form S-3 (File No. 333-03131) filed May 3, 1996

(b)   Reports on Form 8-K
      During the three month period ended March 31, 1996, the Company filed reports on Form 8-K dated January 18, 1996, February 7, 1996 and March 22, 1996, and a report on Form 8-K/A dated February 20, 1996.

                                      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTERNEURON PHARMACEUTICALS, INC.



                             By: /s/Glenn L. Cooper
                                 -------------------------------------
                                  Glenn L. Cooper, M.D., President
                                  and Chief Executive Officer
                                  (Principal Executive Officer)

Date: May 10, 1996

                             By: /s/Thomas Farb
                                 -------------------------------------
                                  Thomas F. Farb,
                                  Executive Vice President, Finance
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting
                                  Officer)

                                    EXHIBIT INDEX

      3.4       -    Restated Certificate of Incorporation of Registrant (17)
      3.5       -    By-Laws of Registrant (1)
      4.4       -    Certificate of Designation establishing Series C Preferred
                     Stock (17)
      4.6       -    Form of Registrant Warrant issued in subsidiary private
                     placement (25)
      4.7       -    Form of Registrant Warrant to be issued to Paramount
                     Capital, Inc., D.H. Blair & Co., Inc. or designees (25)
      10.5 (a)  -    Consultant and Non-competition Agreement between the
                     Registrant, Richard Wurtman, M.D. (34)
      10.5 (b)  -    Consultant and Non-competition Agreement between
                     InterNutria, Inc. and Judith Wurtman, Ph.D. (34)
      10.6      -    Assignment of Invention and Agreement between Richard
                     Wurtman, M.D., Judith Wurtman and the Registrant (1)
      10.7      -    Management Agreement between the Registrant and Lindsay
                     Rosenwald, M.D. (1)
      10.9(a)   -    Restated and Amended 1989 Stock Option Plan  (7)
      10.10     -    Form of Indemnification Agreement (1)
      10.11     -    Restated Amendment to MIT Option Agreement (1)
      10.12(a)  -    Patent and Know-How License Agreement between the
                     Registrant and Les Laboratoires Servier ("Servier") dated
                     February 7, 1990 ("License Agreement") (1)
      10.12(b)  -    Revised Appendix A to License Agreement (1)
      10.12(c)  -    Amendment Agreement between Registrant and Servier, Orsem
                     and Oril, Produits Chimiques dated November 19,1992(3)(12)
      10.12(d)  -    Amendment Agreement dated April 28, 1993 between
                     Registrant and Servier (16)
      10.12(e)  -    Consent and Amendment Agreement among Servier, American
                     Home Products Corp. and Registrant. (34)
      10.13     -    Trademark License Agreement between the  Registrant and
                     Orsem dated February 7, 1990 (1)
      10.14     -    Supply Agreement between the Registrant and Oril Products
                     Chimiques dated February 7, 1990 (1)(3)
      10.15(a)  -    Form of Indemnification Agreement between the Registrant
                     and Alexander M. Haig, Jr.  (1)
      10.16     -    Assignment of Invention by Richard Wurtman, M.D. (1)
      10.22(a)  -    License Agreement dated January 15, 1993, as amended,
                     between the Registrant and Grupo Ferrer (3)(16)
      10.25     -    License Agreement between the Registrant and the
                     Massachusetts Institute of Technology (4)
      10.28     -    Letter Agreement between the Registrant and  Bobby W.
                     Sandage, Jr., Ph.D. (7)
      10.29     -    Amended Lease dated December 12, 1991 for  Registrant's
                     offices in Lexington, Massachusetts (7)
      10.29(a)  -    First Amendment to Lease dated as of October 14, 1994
                     between Registrant and Ledgemont Realty Trust (25)
      10.30     -    License Agreement dated January 1, 1992 between the
                     Trustees of Princeton University and the Registrant (3)(8)
      10.31     -    Research Agreement dated as of July 1, 1991 between the
                     Registrant and the Trustees of Princeton University (3)(8)

      10.32     -    Consulting Agreement dated as of July 1, 1991 between the
                     Registrant and Daniel Kahne, Ph.D. (3)(8)
      10.33     -    License Agreement dated January 28, 1992 between Ohio
                     University, The Castle Group, Inc. and Scimark Corporation
                     (assigned to Progenitor, Inc.) (3)(8)
      10.34     -    Sponsored Research Agreement between Scimark Corporation
                     (assigned to Progenitor, Inc.) and Ohio University (3)(8)

      10.34(a)  -    Letter Amendment between Progenitor, Inc. and Ohio
                     University (18)
      10.35     -    Technology License Contract dated December 18, 1991
                     between the Registrant and the Mayo Foundation for
                     Medical Education and Research (3)(8)
      10.36     -    Exclusive License Agreement dated February 24, 1992
                     between the Registrant and Purdue Research Foundation (9)
      10.37     -    License Agreement dated as of February 15, 1992 between
                     the Registrant and Massachusetts Institute of Technology
                     (9)
      10.39     -    Employment Agreement between Transcell Technologies, Inc.
                     and Elizabeth Tallet dated November 11, 1992 and Guarantee by  Registrant (13)
      10.40     -    Patent and Know-How Sublicense and Supply Agreement
                     between Registrant and American Cyanamid Company dated
                     November 19, 1992 (3)(12)
      10.41     -    Equity Investment Agreement between Registrant and
                     American Cyanamid Company dated November 19, 1992 (12)
      10.42     -    Trademark License Agreement between Registrant and
                     American Cyanamid Company dated November 19, 1992 (12)
      10.43     -    Consent Agreement between Registrant and Servier dated
                     November 19,1992 (12)
      10.44(a)  -    Termination Letter to Registrant from Veryfine Products,
                     Inc., dated October 30, 1995 (34)
      10.45     -    Agreement between Registrant and Parexel International
                     Corporation dated October 22, 1992 (as of July 21, 1992)
                     (3) (14)
      10.46     -    License Agreement dated February 9, 1993 between the
                     Registrant and Massachusetts Institute of Technology
                     (3)(15)
      10.47     -    Sublease between Enichem America and Transcell
                     Technologies, Inc. including guarantee by the Registrant
                     (15)
      10.49     -    License Agreement between Registrant and Elan Corporation, plc dated September 9, 1993 (3)(18)
      10.50     -    License Agreement between Transcell Technologies, Inc. and
                     Princeton University dated October 14, 1993 (3)(18)
      10.51     -    Letter Agreement between the Registrant and Mark S. Butler
                     (18)
      10.52     -    License Agreement dated February 18, 1994 between
                     Registrant and Rhone-Poulenc Rorer, S.A. (20)
      10.54     -    Form of Purchase Agreement dated as of February 24, 1994
                     (20)
      10.54(a)  -    Form of Amendment to Purchase Agreement (20)
      10.55     -    Patent License Agreement between Registrant and
                     Massachusetts Institute of Technology dated March 1, 1994
                     (20)
      10.56     -    License Agreement between Progenitor, Inc. and Albert
                     Einstein College of Medicine of Yeshiva University dated as of February 1,1994 (20)

      10.57     -    Employment Letter dated February 28, 1994 between the
                     Registrant and Thomas F. Farb (21)
      10.58     -    Master Equipment Lease including Schedules and Exhibits
                     between Phoenix Leasing and Registrant (agreements for
                     Transcell and Progenitor are substantially identical),
                     with form of continuing guarantee for each of Transcell
                     and Progenitor (22)
      10.59     -    Exhibit D to Agreement between Registrant and Parexel
                     International Corporation dated as of March 15, 1994.
                     (3)(22)
      10.60(a)  -    Acquisition Agreement dated as of May 13, 1994 among the
                     Registrant, Intercardia, Inc., Cardiovascular Pharmacology
                     Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the
                     sellers named therein (23)
      10.60(b)  -    Amendment dated June 15, 1994 to the Acquisition Agreement
                     (23)
      10.60 (c) -    Form of Consulting Agreement between Intercardia, Inc.,
                     CPEC and Myocor, Inc.(23)
      10.61     -    License Agreement dated December 6, 1991 between Bristol-
                     Myers Squibb and CPEC, as amended (3)(23)
      10.61(a)  -    Letter Agreement dated November 18, 1994 between CPEC and
                     Bristol-Myers Squibb (25)
      10.62     -    Lease Agreement between Thomas R. Eggers and  Progenitor,
                     Inc. dated as of November 1994 with Registrant guaranty
                     (25)
      10.63     -    Form of Stock Purchase Agreement dated December 15, 1994
                     (25)
      10.64     -    Form of Investor Rights Agreement among Progenitor,
                     Transcell, Registrant and each  investor in the subsidiary private placement (25)
      10.64(a)  -    Form of Investor Rights Agreement among Intercardia, the
                     Registrant and each investor in the Intercardia private
                     placement (25)
      10.65     -    1994 Long-Term Incentive Plan (25)
      10.67     -    Employment Agreement between Intercardia and Clayton I.
                     Duncan with Registrant guarantee (25)
      10.67(a)  -    Amendment to Employment Agreement between Intercardia,
                     Inc. and Clayton I. Duncan (27)
      10.68     -    Interneuron Pharmaceuticals, Inc. 1995 Employee Stock
                     Purchase Plan, as amended (27)
      10.69     -    Office Lease, dated April 24, 1995 between Intercardia,
                     Inc. and Highwoods/Forsyth Limited Partnership, with
                     Registrant Guaranty (27)
      10.70 (a) -    License and Collaboration Agreement by and between
                     Progenitor, Inc., and Chiron Corporation dated March 31,
                     1995 (3) (30)
      10.71     -    Securities Purchase Agreement dated June 2, 1995 between
                     the Registrant and Reliance  Insurance Company, including
                     Warrant and exhibits (29)
      10.72     -    Sponsored Research and License Agreement dated as of May
                     1, 1995 between Progenitor and Novo Nordisk (3) (30)
      10.73     -    Form of Stock Purchase Agreement dated as of June 28, 1995
                     (31)

      10.74     -    Securities Purchase Agreement dated as of August 16, 1995
                     between the Registrant and BT Holdings (New York), Inc.,
                     including Warrant issued to Momint (nominee of BT
                     Holdings) (32)
      10.75     -    Stock Purchase Agreement dated as August 23, 1995 between
                     the Registrant and Paresco, Inc. (32)
      10.76     -    Stock Purchase Agreement dated as of September 15, 1995
                     between the Registrant and Silverton International Fund
                     Limited (32)
      10.77     -    Subscription Agreement dated September 21, 1995, as of
                     August 31, 1995, including Registration Rights Agreement
                     between Registrant and GFL Advantage Fund Limited. (32)
      10.78     -    Contract Manufacturing Agreement dated November 20,1995
                     between Registrant and Boehringer Ingelheim
                     Pharmaceuticals, Inc. (3) (34)
      10.79     -    Development and Marketing Collaboration and License
                     Agreement  between Astra Merck, Inc., Intercardia, Inc.
                     and CPEC, Inc., dated December 4, 1995. (33)
      10.80     -    InterCompany Services Agreement between Registrant and
                     Intercardia, Inc. (33)
      10.81     -    Asset Purchase Agreement dated November 14, 1995 among
                     Registrant, InterNutria, Inc., and Walden Laboratories,
                     Inc. (34)
      10.82     -    Employment Agreement between Registrant and Glenn L.
                     Cooper,  M.D. dated April 30, 1996 effective as of May 13,
                     1996 (37)
      23        -    Consent of Coopers & Lybrand L.L.P. (34)
      27        -    Financial Data Schedule
- ---------------------------
(1) Incorporated by reference to the Registrant's registration statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
(3)   Confidential Treatment requested for a portion of this Exhibit.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990.
(7) Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1991.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1992.
(12) Incorporated by reference to the Registrant's Form 8-K dated November 30, 1992.
(13) Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1992
(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1993

(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1993
(18) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993
(20) Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826)
(21)  Incorporated by reference to the Registrant's Form 8-K dated March 31,
      1994
(22) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1994
(23)  Incorporated by reference to the Registrant's Form 8-K dated June 20,
      1994
(25) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994
(27) Incorporated by reference to the Registrant's Quarterly Report on From 10-Q for the six months ended March 31, 1995
(29) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated June 2, 1995
(30) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated May 16, 1995; Exhibit 10.70 (a) supersedes Exhibit 10.70.
(31) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1995.
(32) Incorporated by referring to Registrant's Report on Form 8-K dated August 16, 1995.
(33) Incorporated by reference to Registration Statement filed on Form S-1 (No. 33-80219) by Intercardia, Inc. on December 8, 1995.
(34) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(36) Incorporated by reference to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File No. 333-1273) filed March 15, 1996.
(37) Incorporated by reference to Registrant's Registration Statement on Form S-3 (File No. 333-03131) filed May 3, 1996



(b)   Reports on Form 8-K
      During the three month period ended March 31, 1996, the Company filed reports on Form 8-K dated January 18, 1996, February 7, 1996 and March 22, 1996, and a report on Form 8-K/A dated February 27, 1996.