Form 10-Q
period 1996-06-30
INTERNEURON PHARMACEUTICALS INC
filed 1996-08-13
CIK 854222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                              --------------------

[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996

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

         Yes    X            No   ___
               ---

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.
         Class                                     Outstanding at July 31, 1996:
Common Stock $.001 par value                       40,899,343 shares

                        INTERNEURON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                              PAGE


Item 1.   Financial Statements

Consolidated Balance Sheets as of June 30, 1996
         and September 30, 1995 . . . . . . . . . . . . . . . . . . .         3

Consolidated Statements of Operations for the Three and Nine Months
         ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . .         4

Consolidated Statements of Cash Flows for the Nine Months ended
         June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . .         5

Notes to Unaudited Consolidated Financial Statements . . . . . . . . .        6


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations . . . . . . . . . . . . . . . . .         8


PART II.  OTHER INFORMATION

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . .        15

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .        16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       21

                        INTERNEURON PHARMACEUTICALS, INC.
                                  CONSOLIDATED
                                 BALANCE SHEETS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                   June 30,          September 30,
                                                                                     1996                1995
                                                                             ------------------   ----------------
                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                  $       148,344      $      16,781
     Marketable securities                                                               24,249             18,208
     Inventories                                                                          8,663                  -
     Accounts receivable and other assets                                                 4,104                856
                                                                             ------------------   ----------------
             Total current assets                                                       185,360             35,845

Marketable securities                                                                     1,019                  -
Property and equipment, net                                                               1,637              1,671
                                                                             ------------------   ----------------
                                                                               $        188,016      $      37,516
                                                                              =================   ================

                                                        LIABILITIES

Current liabilities:
     Accounts payable                                                         $           2,345     $        1,161
     Accrued expenses                                                                    12,770              7,994
     Deferred revenue                                                                     2,126                  -
     Current portion of capital lease obligations                                           560                506
                                                                             ------------------   ----------------
             Total current liabilities                                                   17,801              9,661


Long-term portion of capital lease obligations                                              499                782
Other long-term liabilities                                                                  18                 44

Minority interest                                                                        19,664              5,638

                                                   STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, authorized 5,000,000 shares: Series B, 239,425 shares issued and outstanding at June 30, 1996 and September 30, 1995, respectively (liquidation preference at
     June 30, 1996  $3,018);                                                              3,000              3,000
     Series C, 5,000 shares issued and outstanding at June 30, 1996 and September 30, 1995, respectively (liquidation preference at
     June 30, 1996  $500);                                                                  500                500
Common stock, par value $.001; 60,000,000 shares authorized; 40,587,061 and
     33,284,006 shares issued and outstanding at
     June 30, 1996 and September 30, 1995, respectively                                      41                 33
Additional paid-in capital                                                              246,603             96,650
Accumulated deficit                                                                    (100,110)           (78,792)
                                                                                 ---------------   ---------------
     Total stockholders' equity                                                         150,034             21,391
                                                                                 --------------    ---------------
                                                                                   $    188,016        $    37,516
                                                                                 ==============    ---------------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                                  CONSOLIDATED
                          STATEMENTS OF OPERATIONS
              For the three and nine months ended June 30, 1996 and 1995
                                   (Unaudited)
                  (Amounts in thousands except per share data)


                                          THREE MONTHS ENDED JUNE 30,                NINE MONTHS ENDED JUNE 30,
                                          ---------------------------                -------------------------

                                            1996              1995                      1996              1995
                                            ----              ----                      ----              ----

Revenues:
Product revenue                           $ 1,100     $          -                  $    1,167       $        -
Contract and license fees                   1,067            2,714                       7,248            2,844
Investment income                           1,224              256                       2,357              657
                                         --------        ---------                   ---------        ---------
    Total revenues                          3,391            2,970                      10,772            3,501

Costs and expenses:
Cost of product revenue                       661                -                         727                -
Research and development                    4,955            3,972                      11,615           11,251
Selling, general and administrative         4,392            2,088                      11,416            5,590
Purchase of in-process research
     and development                            -                -                       8,234                -
                                         --------        ---------                   ---------        ---------
     Total costs and expenses              10,008            6,060                      31,992           16,841
                                         --------        ---------                   ---------        ---------

Net loss from operations                  ( 6,617)          (3,090)                    (21,220)         (13,340)

Minority interest                             444              108                        ( 98)             194
                                         --------        ---------                   ---------        ---------

Net loss                                  $(6,173)        $ (2,982)                   $(21,318)        $(13,146)
                                         =========       ==========                  =========        =========

Net loss per common share                $  (0.16)       $  ( 0.10)                 $    (0.60)      $    (0.44)
                                         =========       ==========                  =========        =========

Weighted average common
shares outstanding                         38,300           30,806                      35,702           30,081
                                         =========       ==========                  =========        =========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                                  CONSOLIDATED
                          STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 1996 and 1995
                                   (Unaudited)
                             (Dollars in thousands)

                                                                   NINE MONTHS ENDED JUNE 30,
                                                                     1996                1995
                                                                     ----                ----
Cash flows from operating activities:
     Net loss                                                  $   (21,318)        $   (13,146)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
         Depreciation and amortization                                 582                 564
         (Gain) on disposal of fixed assets                            (20)                (29)
         Minority interest in net income/loss of
            consolidated subsidiaries                                   98                (194)
         Purchase of in-process research and development             8,098                   -
         Noncash compensation                                        1,234                  25
         Change in assets and liabilities:
             Receivables and other assets                           (3,247)               (266)
             Inventories                                            (8,663)                  -
             Accounts payable                                        1,184                (432)
             Deferred revenue                                        2,126                   -
             Accrued expenses and other liabilities                  4,880               1,816
                                                                -----------       ------------
Net cash (used) by operating activities                            (15,046)            (11,662)
                                                                -----------       ------------

Cash flows from investing activities:
     Capital expenditures                                             (453)               (322)
     Purchase of marketable securities                             (43,169)            (13,010)
     Proceeds from maturities and sales of
        marketable securities                                       36,108               5,104
     Proceeds from disposal of fixed assets                             63                  41
                                                               -----------        ------------
Net cash provided by investing activities                           (7,451)             (8,187)
                                                               -----------        ------------

Cash flows from financing activities:
     Net proceeds from issuance of stock and other                 124,084              13,259
       equity transactions
     Net proceeds from issuance of stock by subsidiaries            30,344               5,970
     Proceeds from sale/leaseback                                      131                 140
     Principal payments of capital lease obligations                  (499)               (315)
                                                               -----------        ------------
Net cash provided by financing activities                          154,060              19,054
                                                               -----------        ------------

Net change in cash and cash equivalents                            131,563                (795)
Cash and cash equivalents at beginning of period                    16,781              11,263
                                                               -----------        ------------

Cash and cash equivalents at end of period                     $   148,344       $      10,468
                                                               ===========        =============

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

B.   SIGNIFICANT ACCOUNTING POLICIES:

     REVENUE RECOGNITION: Product revenue consists of product sales which are recognized at the later of shipment or satisfaction of performance obligations. Cash received in advance of product shipments or satisfaction of performance obligations is recorded as deferred revenue. Contract and license fee revenue consists of non-sales related milestones, research and development grants, contractual research and development and shared-funding arrangements and is recognized the later of when services are performed or when contractual obligations are met.

     INVENTORIES: Inventories are valued at the lower of cost (first-in, first-out method) or market. Costs for dexfenfluramine drug substance have been capitalized since the time such product was recommended for approval by an Advisory Committee of the U.S. Food and Drug Administration ("FDA").

     RECLASSIFICATIONS: Certain amounts have been reclassified to conform with fiscal 1996 classifications.

C.  INVENTORIES:

     Inventories at June 30, 1996 consisted of the following:

     Raw material                                               $5,804,000
     Finished goods                                              2,859,000
                                                                ----------
                                                                $8,663,000
                                                                ==========

D.   STOCKHOLDERS' EQUITY:

     In June 1996, the Company completed a public offering of 3,000,000 shares of Common Stock at $39.00 per share and received proceeds, net of issuance costs, of approximately $109,180,000.

     During the nine month period ended June 30, 1996, a warrantholder exercised 700,000 warrants pursuant to a cashless exercise provision, resulting in a net issuance of 574,984 shares of Common Stock.

     The Company's Class B Warrants expired on March 15, 1996. Each Class B Warrant entitled the holder to purchase one share of Common Stock at a price of $4.75. During the six month period ended March 31, 1996, approximately 2,402,000 Class B Warrants were exercised (including 165,000 that were exercised on a cashless basis by an affiliate of the Company resulting in the issuance of 138,432 shares of Interneuron Common Stock) resulting in net proceeds to the Company of approximately $10,625,000 and the issuance of approximately 2,375,000 shares of Common Stock.

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

     In January 1996, the Company issued 342,792 shares of Common Stock for the purchase of 20% of the remaining outstanding capital stock of CPEC, Inc., ("CPEC") not owned by Intercardia (also, see Note E).

     In addition to the 40,587,000 shares of Common Stock outstanding at June 30, 1996, there were approximately 14,000,000 shares issuable (i) under the Company's stock option and stock purchase plans, (ii) upon conversion of all authorized, both issued and unissued, shares of preferred stock, (iii) in, the event the maximum amount of shares are issued upon exercise of put protection rights, (iv) pursuant to the various technology acquisition transactions, and
(v) upon exercise of outstanding warrants.

         The Company and its subsidiaries continue to seek additional financing (including private placements and initial and follow-on public offerings) and/or collaborative arrangements.

E.       SUBSIDIARIES:

         In December 1995, InterNutria acquired from Walden Laboratories, Inc. ("Walden"), the technology and know-how to produce a specially formulated dietary supplement for women's use during their pre-menstrual period called PMS Escape in exchange for $2,400,000, payable in two installments of Interneuron Common Stock, the first in late 1996 and the second in late 1997, at the then-prevailing market price. The Company's Chairman is a stockholder of Walden but will not receive shares of Interneuron Common Stock from this transaction. The Company recorded a charge of approximately $2,150,000 in the three month period ended December 31, 1995 in connection with this transaction.

         In December 1995, Intercardia executed a Development and Marketing Collaboration and License Agreement with Astra Merck, Inc. ("Astra Merck") (the "Astra Merck Collaboration") to provide for the development, commercialization and marketing in the U.S. of a twice-daily formulation of bucindolol for the treatment of congestive heart failure. Intercardia received $5,000,000 upon execution of the Astra Merck Collaboration, which was recognized as Contract and license fee revenue in the first quarter of fiscal 1996, and may receive additional payments based upon achievement of certain milestones and royalties based on net sales of bucindolol in the U.S. Intercardia has agreed to pay Astra Merck $10,000,000 in December 1997 and to reimburse Astra Merck for one-third of certain product launch costs, up to a total of $11,000,000. In the event Intercardia elects not to make these payments, royalties payable by Astra Merck to Intercardia will be substantially reduced.

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

         In February 1996, Intercardia completed an initial public offering of 2,530,000 shares of Intercardia common stock at $15.00 per share resulting in proceeds, net of offering costs, of approximately $35,000,000 (the "Intercardia IPO"). Interneuron purchased 333,333 shares of the Intercardia IPO for a total of approximately $5,000,000. Interneuron's ownership in Intercardia's outstanding capital stock decreased from approximately 88% at September 30, 1995 to approximately 60% as a result of the Intercardia IPO. In certain circumstances, Interneuron has the right to purchase additional shares of Intercardia common stock at fair market value to provide that Interneuron's equity ownership in Intercardia does not fall below 51%. As a result of the Intercardia IPO, put protection rights that could have caused the Company to issue in June 1998 up to approximately 1,914,000 shares of Interneuron Common Stock expired. As a result of the Intercardia IPO and Interneuron's purchase of 333,333 shares thereof, Interneuron recognized in the three month period ended March 31, 1996 a gain on its investment in Intercardia of approximately $16,350,000 which has been recorded in the Company's Additional paid-in capital but not in the Company's Consolidated Statement of Operations. The Company also recorded an addition to minority interest of approximately $13,650,000 to reflect these minority stockholders' interest in the Company's consolidated net assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

          Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's SEC filings under "Risk Factors", including, in particular risks relating to the commercialization of Redux, such as marketing, safety, regulatory, patent, product liability, supply and other risks; uncertainties relating to clinical trials; the early stage of products under development; risks relating to product launches and managing growth; government regulation, patent risks, dependence on third parties and competition.

         The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to the Company include Interneuron and its subsidiaries.

GENERAL - REDUX

         On April 29, 1996, Redux received FDA clearance for marketing as a twice-daily prescription drug for the treatment of obesity, including weight loss and maintenance, in patients on a reduced calorie diet who have a body mass index ("BMI") of greater than or equal to 30 kg/m2 or greater than or equal to 27 kg/m2 in the presence of other risk factors (e.g., hypertension, diabetes, or hyperlipidemia). Under a license agreement with the Company, Redux is being marketed by the Wyeth-Ayerst division of American Home Products Corp. ("AHP"), which formally launched the product in June 1996, in exchange for royalties and milestone payments from AHP to the Company. To supplement AHP's marketing efforts, the Company has developed an approximately 30-person sales force to copromote Redux to selected diabetologists, endocrinologists, bariatricians and weight management specialists. Although a portion of the Company's copromotion costs will be funded by AHP for approximately two years from launch, the Company is incurring substantial additional costs relating to the Company's sales force and in connection with the promotion of Redux. In addition, the Company is incurring substantial costs relating to the build-up of Redux inventories, which are being manufactured for the Company on a contract basis by Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer").

         The Company obtained U.S. rights to Redux to treat abnormal carbohydrate craving and obesity from Les Laboratoires Servier ("Servier") in exchange for royalties on net sales payable by the Company to Servier. The use patent on dexfenfluramine expires in mid 2000. The Company believes it is entitled under the Waxman-Hatch Act to a minimum three year period of exclusivity, during which applications for generic versions of the drug may not be approved. Although the Company has applied for a five year period of exclusivity and for patent extension, there can be no assurance of receipt of such exclusivity or extension or of a timely decision. Redux may be subject to substantial competition. AHP also sells Pondimin to treat obesity. In addition, other drugs, including sibutramine, for which an NDA has been filed, and technologies are under regulatory review or development to treat obesity.

         Included in the FDA-approved labeling for Redux are references to certain risks which may be associated with dexfenfluramine and which were highlighted during the FDA's review of the drug. One issue relates to whether there is an association between anorectic drugs, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"), a rare but serious lung disorder. An epidemiologic study conducted in Europe examining risk factors for PPH showed that among other factors, weight reduction drugs including dexfenfluramine, systemic hypertension, and obesity itself were associated with a higher risk of PPH. The Company believes the study may be published shortly and that reclassification and inclusion of certain previously excluded cases by the authors of the study will estimate the yearly occurrence to be higher than the occurrence rate originally reported. Since the Company did not conduct the study and does not have access to the primary study data, the revised estimate of the occurrence rate will not be known until publication of the study and confirmation of the results. Although the Company cannot predict the regulatory response of the FDA's review of the revised data, Redux labeling may be modified to reflect the revised estimate. Although the Company believes that the benefits of weight loss by obese patients meeting the labeling criteria for Redux outweigh the risk of developing PPH, issues relating to PPH including the regulatory response to the revised data, may adversely affect the market for, and the sales and marketing of, Redux as well as the Company's business, financial condition and results of operations.

         A second issue discussed in the FDA-approved labeling for Redux is whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies related to this issue, conducted by third parties, purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity. The Company presented data relating to the lack of neurocognitive effects in patients taking Redux and believes that, as demonstrated in human trials, these animal studies are clinically irrelevant to humans because of pharmacokinetic differences between animals and humans (resulting in much higher brain concentrations of dexfenfluramine and its active metabolite in certain animals than in humans) and because of the high dosages used in animal studies. The Company has agreed with the FDA to conduct a Phase 4, or post marketing, study of Redux. Although the precise nature of this study has not been determined, Interneuron expects the Phase 4 study to be a double-blind placebo-controlled trial involving approximately 200 patients to further evaluate long-term neurocognitive function, using standardized neuro-psychological tests, in patients taking Redux. Approximately 50% of the costs of the Phase 4 study, which will be conducted over an approximately two to three year period, is expected to be paid by AHP. Adverse results, if any, of this study may adversely affect the market, and/or marketing, of the drug and the Company.

LIQUIDITY AND CAPITAL RESOURCES

         CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES:

         At June 30, 1996, the Company had cash, cash equivalents and marketable securities of $173,612,000, primarily reflecting receipt of (i) approximately $109,000,000 of net proceeds to Interneuron from the June 1996 public offering of 3,000,000 shares of Common Stock, (ii) approximately $30,000,000 of net proceeds to Intercardia, excluding $5,000,000 received from Interneuron, from the February 1996 Intercardia IPO and (iii) approximately $15,000,000 of net proceeds to Interneuron from the exercise of the Class B Warrants, options and other warrants subsequent to September 30, 1995.

         REDUX:

         During the second and third quarters of fiscal 1996, the Company increased inventory levels in connection with the scale-up of the manufacturing process to support the launch of Redux. Inventory levels depend to a large extent on forecasts provided by AHP. There can be no assurance that AHP's forecasts and the Company's production planning will be accurate, which may result in higher inventory costs to the Company or inadequate or excessive supplies of the product. In addition, there can be no assurance that the manufacture of the capsules and their sale to AHP will result in profits to Interneuron. There may be potential seasonality associated with Redux inventories and revenues which the Company is not currently able to determine.

         The Company is highly dependent upon AHP to market Redux and upon Redux to generate revenues. The Company's agreements with AHP provide for base royalties to the Company of 11.5% of AHP's net sales (equal to the royalties required to be paid by the Company to Servier) and for additional royalties, ranging from a minimum of 5% of the first $50 million of net sales if dexfenfluramine is not descheduled to a maximum of 11% of net sales over $200 million if dexfenfluramine is descheduled and the Company does manufacture Redux (12% of net sales over $200 million if the Company does not manufacture Redux) (subject to a 50% reduction if generic drug competition exceeds a 10% market share percentage in two consecutive quarters). There can be no assurance that these sales levels will be achieved. In connection with the April 1996 receipt of FDA marketing clearance of Redux, the Company received a $500,000 milestone payment from AHP and is entitled to an additional $6,000,000 payment and a $3,500,000 equity investment if dexfenfluramine is descheduled as a controlled substance within 12 months from the FDA approval date.

         INTERCARDIA:

         In February 1996, Intercardia completed the Intercardia IPO resulting in net proceeds to Intercardia of approximately $35,000,000. Interneuron purchased shares in the Intercardia IPO for a total of approximately $5,000,000. Interneuron's ownership in Intercardia's outstanding capital stock decreased from approximately 88% at September 30, 1995 to approximately 60% as a result of these transactions.

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

         OTHER SUBSIDIARIES:

         In December 1995, InterNutria acquired from Walden technology and know-how subsequently resulting in the PMS Escape product in exchange for $2,400,000, payable in two installments of Interneuron Common Stock, the first in late 1996 and the second in late 1997, at the then-prevailing market price. InterNutria commenced a test-launch of PMS Escape in a regional market in March 1996 while continuing clinical studies of the product. The costs related to this test-launch and continuing clinical studies are estimated to be approximately $2,500,000 in fiscal 1996. There can be no assurance of the success of the test launch or the clinical studies.

         Interneuron is currently funding operations of Progenitor, Transcell and InterNutria. Expenses of the Subsidiaries, including those required under collaboration agreements, constitute a significant part of the Company's overall expenses.

         In June 1996, Progenitor filed a registration statement relating to an initial public offering of its Common Stock. There can be no assurance this offering will be completed. A registration statement relating to these securities has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sales of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

         CLINICAL STUDIES:

         In addition to Redux-related expenses, the Company's principal expenditures are for product development and clinical trials, including expenses required under collaborative agreements. In particular, the Company is performing a pivotal Phase 3 clinical trial to test whether treatment of stroke with citicoline limits infarct size in humans. The Company also commenced a second pivotal Phase 3 clinical trial and related studies for citicoline in the third fiscal quarter ended June 30, 1996. The two Phase 3 clinical trials are expected to proceed at least into fiscal 1997.

         The costs of the clinical trials and related studies and the preparation of the NDA are estimated, based upon current trial protocols, to aggregate approximately $15,000,000 . The Company is unable to predict with certainty the costs of related studies which will depend upon FDA requirements. Further, as the Company currently intends to market citicoline directly, additional funds will be required for manufacturing, distribution and selling efforts. The Company will also incur substantial development costs in connection with Phase 2/3 clinical trials on pagoclone expected to commence in 1996, and on other products under development including those which may be acquired by the Company in the future.

         OTHER:

         Accounts receivable and other assets of $4,104,000 at June 30, 1996 include approximately $1,500,000 of Intercardia's receivable from Astra Merck for bucindolol development costs assumed by Astra Merck and Interneuron's receivable from AHP for Redux Capsules and support for Redux sales force expenses pursuant to the Copromotion Agreement entered into in June 1996. See
Item 5. Other Information.

         Accrued expenses of $12,770,000 at June 30, 1996 includes accruals for purchases of Redux Capsules and dexfenfluramine drug substance and the subsidiaries' accruals relating to clinical trials and developmental studies and product marketing.

         As of June 30, 1996, the Company was party to various consulting agreements and employment agreements with officers and directors containing minimum aggregate annual payments of approximately $1,700,000. Certain employment agreements are subject to additional bonuses and annual increases as may be determined by the Company's Board of Directors.

         The Company's strategy includes evaluation of various technology, product or company acquisition and/or financing opportunities (including private placements and initial and follow-on equity offerings) and the Company and certain of its subsidiaries are currently engaged in discussions relating to such opportunities, although it has no agreements or commitments relating to any particular opportunity. Any such initiatives may involve the issuance of securities of Interneuron or its subsidiaries and/or financial commitments to fund product development.

         While the Company believes it has sufficient cash for currently planned expenditures in fiscal 1996 and 1997, it may seek additional funds through other equity and/or debt financings and corporate collaborations to provide working capital financing and funding for new business opportunities and future growth. In addition, certain subsidiaries are exploring various financings (including issuances of securities in public offerings or private placements), collaborations or business combinations. If such efforts are not successful, certain activities at these subsidiaries may be reduced. Although Interneuron may acquire additional equity in subsidiaries through participation in financings or conversion of inter-company debt, equity financings by a subsidiary will likely reduce Interneuron's percentage ownership of that subsidiary and funds held by the subsidiaries will generally not be available to Interneuron. The Company's goal is for its subsidiaries to establish independent operations and financing through corporate alliances, third-party financings, mergers or other business combinations, with Interneuron generally retaining an ongoing equity interest. The nature of any such transaction is expected to vary depending on the business and capital needs of each subsidiary and the state of development of their respective technologies or products.

RESULTS OF OPERATIONS

     Total revenues increased $421,000, or 14%, to $3,391,000 during the three month period ended June 30, 1996 from $2,970,000 in the three month period ended June 30, 1995 and $7,271,000, or 208%, to $10,772,000 in the nine month period ended June 30, 1996 from $3,501,000 in nine month period ended June 30, 1995. The three month period increase was the result of increased investment and product revenue substantially offset by a decrease in contract and license fee revenue. The nine month period increase was the result of increased investment income and contract and license fee and product revenue.

     Product revenue in the three month period ended June 30, 1996 consists primarily of sales of Redux Capsules and dexfenfluramine drug substance to AHP. The Company intends to recognize as product revenue total royalties received from AHP based upon AHP-reported net sales of Redux and as cost of product revenue total royalties due to Servier for such AHP-reported net sales. AHP reports net sales to the Company in the quarter after actual shipment of Redux.

     Contract and license fee revenue decreased $1,647,000, or 61%, to $1,067,000 in the three month period ended June 30, 1996 from $2,714,000 in the three month period ended June 30, 1995 and increased $4,404,000, or 155%, to $7,248,000 in the nine month period ended June 30, 1996 from $2,844,000 in the nine month period ended June 30, 1995. The decrease in the 1996 three month period was the result of the receipt in the third quarter of fiscal 1995 of $2,500,000 by Progenitor pursuant to its license agreement with Chiron which was offset in part by Interneuron's receipt in the third quarter of fiscal 1996 of a $500,000 milestone payment from AHP and revenues derived under the Copromotion Agreement with AHP to support Interneuron's sales force. Additionally, the increase in the 1996 nine month period reflects $5,000,000 received by Intercardia in December 1995 pursuant to the Astra Merck Collaboration and other contract revenue.

     Investment income increased $968,000, or 378%, to $1,224,000 in the three month period ended June 30, 1996 from $256,000 in the three month period ended June 30, 1995 and $1,700,000, or 258%, to $2,357,000 in the nine month period ended June 30, 1996 from $657,000 in the nine month period ended June 30, 1995. These increases are due to higher invested cash balances resulting primarily from proceeds from Interneuron's and Intercardia's public offerings and the exercise of Interneuron's Class B Warrants and other warrants and options.

     Total costs and expenses increased $3,948,000, or 65%, to $10,008,000 in the three month period ended June 30, 1996 from $6,060,000 during the three month period ended June 30, 1995 and $15,151,000, or 90%, to $31,992,000 in the
nine month period ended June 30, 1996 from $16,841,000 during the nine month period ended June 30, 1995. During the 1996 nine month period, the Company incurred charges aggregating $8,234,000, equal to 54% of the increased costs and expenses, for the purchase of in-process research and development. These charges (of which approximately $8,098,000 are noncash) related to (i) the Company's acquisition of the remaining 20% of CPEC not owned by Intercardia in exchange for the issuance of 342,792 shares of Interneuron Common Stock and (ii) the Company's November 1995 acquisition from Walden of technology and know-how to produce a specially formulated dietary supplement for women's use during their pre-menstrual period in exchange for the issuance of Interneuron Common Stock in November 1996 and 1997.

     The 1996 three and nine months periods include cost of product revenue related to Redux. During these periods cost of product revenue consisted primarily of cost of Redux Capsules and dexfenfluramine drug substance. The three month period ended June 30, 1996 is the first period in which the Company recognized revenues from sales of Redux Capsules and dexfenfluramine drug substance. A certain amount of the dexfenfluramine drug substance was purchased prior to the FDA Advisory Panel's recommendation for approval of Redux and was fully expensed when purchased (the "Clinical Dexfenfluramine Drug Substance") and thus no cost was associated with the sale of such amount during the 1996 periods. The Company's inventory of Clinical Dexfenfluramine Drug Substance was entirely sold as of June 30, 1996, therefore, the Company will record increased cost of product revenue for dexfenfluramine drug substance sold in future periods as a percent of product revenue.

     Research and development expenses increased $983,000, or 25%, to $4,955,000 in the three month period ended June 30, 1996 from $3,972,000 during the three month period ended June 30, 1995 and $364,000, or 3%, to $11,615,000 in the nine month period ended June 30, 1996 from $11,251,000 during the nine month period ended June 30, 1995. These increases are the result of several factors. During the fiscal 1996 periods, Intercardia incurred costs related to research on catalytic antioxidant small molecules and the establishment of a development staff to manage the development of bucindolol and other technologies and InterNutria incurred costs relating to the development of its products. The three and nine month periods ended June 30, 1995 included a non-recurring $750,000 charge pursuant to Progenitor's obligation under the Chiron Agreement to fund certain manufacturing costs at Chiron. While the Company commenced a second citicoline Phase 3 clinical trial during the three month period ended June 30, 1996, total research and development expenses relating to citicoline were substantially reduced in the nine month period ended June 30, 1996 from the nine month period ended June 30, 1995 during which the first Phase 3 citicoline clinical trial was being conducted.

     Selling, general and administrative expenses increased $2,304,000, or 110%, to $4,392,000 in the three month period ended June 30, 1996 from $2,088,000 during the three month period ended June 30, 1995 and $5,826,000, or 104%, to $11,416,000 during the nine month period ended June 30, 1996 from $5,590,000 during the nine month period ended June 30, 1995. These increases reflect the addition of management personnel by Intercardia and InterNutria in the third quarter of fiscal 1995, costs relating to InterNutria's commencement of a regional test launch of PMS Escape and related sales, marketing and public relations expenses and additional general and administrative costs including increased wages and benefits and insurance premiums. During the quarter ended June 30, 1996, Interneuron hired an approximately 30 person sales force to copromote Redux along with Wyeth- Ayerst and incurred related hiring and carrying costs. The expenses in the nine months ended June 30, 1996 include severance and related charges pertaining to certain management changes at Transcell. Interneuron is expected to incur additional costs in fiscal 1996 and 1997 relating to a regional test launch of Melzone expected to commence in calendar 1996. Copromotion costs are expected to increase substantially in future periods.

     The Company allocates net income earned by the subsidiaries to the minority stockholders of the subsidiaries; net losses incurred by the subsidiaries are allocated to the extent such stockholders have an interest in the Company's consolidated net assets. This allocation is reflected as minority interest on the Consolidated Statements of Operations.

     As a result of the foregoing, the Company incurred net losses of ($6,173,000) and ($21,318,000), or ($.16) and ($.60) per share, for the three and nine month periods ended June 30, 1996, respectively, compared to net losses of ($2,982,000) and ($13,146,000), or ($.10) and ($.44) per share, for the three and nine month periods ended June 30, 1995. Weighted average common shares increased in the fiscal 1996 periods reflecting additional equity issuances.

     Activities of the subsidiaries continue to represent a significant percentage of the Company's consolidated expenses and represented 49% (including $2,150,000 for the purchase of in-process research and development by InterNutria) and 53% of the consolidated expenses in the nine month periods ended June 30, 1996 and 1995, respectively. While the rate of spending by Progenitor and Transcell (except for the restructuring charge relating to the management change incurred in the nine month period ended June 30, 1996) is essentially unchanged in fiscal 1996 from fiscal 1995, increased spending by Intercardia and InterNutria has increased the total amount of expenses pertaining to the subsidiaries.

     The Company from time to time explores various technology, product or company acquisitions and/or financing opportunities and is currently engaged in discussions relating to such opportunities. Any such initiatives may involve the issuance of shares of Interneuron's Common Stock and/or financial commitments to fund product development, either of which may adversely affect the Company's consolidated financial condition or results of operations.

PART II

Item 5.  OTHER INFORMATION

         On June 7, 1996, Interneuron completed a public offering of 3,000,000 shares of Common Stock at a public offering price of $39.00 per share resulting in net proceeds to Interneuron of approximately $109,000,000.

         In June 1996, the Company entered into a three-year copromotion agreement with Wyeth Ayerst Laboratories. The agreement provides for Interneuron to promote Redux to certain diabetologists, endocrinologists, bariatricians and weight management specialists, subject to certain restrictions, and receive payments from Wyeth Ayerst for a portion of the Company's actual costs for up to 33 salespersons during the first and second years. Interneuron is entitled to varying percentages of profit derived from sales generated by its sales force, after deducting costs, including cost of product revenue, royalties to Interneuron, and Interneuron's proportionate share of advertising and promotion costs. Total payments to Interneuron for sales force payments and profit sharing would not exceed $10,000,000 per year. Interneuron also agreed if requested by Wyeth Ayerst, to promote other products of Wyeth Ayerst that fit within the physician specialists targeted by Interneuron's sales force. Interneuron's Redux sales force cannot promote another company's product except under certain conditions. Interneuron may terminate the agreement at any time on six months notice. The copromotion agreement can be terminated by Wyeth Ayerst under certain conditions, including if sales generated by Interneuron do not exceed a specified level per year.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

 3.4       -    Restated Certificate of Incorporation of Registrant (17)
 3.5       -    By-Laws of Registrant (1)
 4.4       -    Certificate of Designation establishing Series C Preferred Stock
                (17)
 4.6       -    Form of Registrant Warrant issued in subsidiary private
                placement (25)
 4.7       -    Form of Registrant Warrant to be issued to Paramount Capital,
                Inc., D.H. Blair & Co., Inc. or designees (25)
 10.5 (a)  -    Consultant and Non-competition Agreement between the Registrant,
                Richard Wurtman, M.D. (34)
 10.5 (b)  -    Consultant and Non-competition Agreement between InterNutria,
                Inc. and Judith Wurtman, Ph.D. (34)
 10.6      -    Assignment of Invention and Agreement between Richard Wurtman,
                M.D., Judith Wurtman and the Registrant (1)
 10.7      -    Management Agreement between the Registrant
                and Lindsay Rosenwald, M.D. (1)
 10.9(a)   -    Restated and Amended 1989 Stock Option Plan  (7)
 10.10     -    Form of Indemnification Agreement (1)
 10.11     -    Restated Amendment to MIT Option Agreement (1)
 10.12(a)  -    Patent and Know-How License Agreement between the
                Registrant and Les Laboratoires Servier ("Servier") dated
                February 7, 1990 ("License Agreement") (1)
 10.12(b)  -    Revised Appendix A to License Agreement (1)
 10.12(c)  -    Amendment Agreement between Registrant and Servier, Orsem and
                Oril, Produits Chimiques dated November 19,1992(3)(12)
 10.12(d)  -    Amendment Agreement dated April 28, 1993 between Registrant and
                Servier (16)
 10.12 (e) -    Consent and Amendment Agreement among Servier, American Home
                Products Corp. and Registrant. (34)
 10.13     -    Trademark License Agreement between the  Registrant and Orsem dated February 7, 1990 (1)
 10.14     -    Supply Agreement between the Registrant and Oril Products
                Chimiques dated February 7, 1990 (1)(3)
 10.15(a)  -    Form of Indemnification Agreement between the Registrant and
                Alexander M. Haig, Jr.  (1)
 10.16     -    Assignment of Invention by Richard Wurtman, M.D. (1)
 10.22(a)  -    License Agreement dated January 15, 1993, as amended, between the Registrant and Grupo Ferrer (3)(16)
 10.25     -    License Agreement between the Registrant and the Massachusetts
                Institute of Technology (4)
 10.28     -    Letter Agreement between the Registrant and  Bobby W. Sandage,
                Jr., Ph.D. (7)
 10.29     -    Amended Lease dated December 12, 1991 for  Registrant's offices in Lexington, Massachusetts (7)

10.29(a)  -    First Amendment to Lease dated as of October 14, 1994 between
               Registrant and Ledgemont Realty Trust (25)
10.30     -    License Agreement dated January 1, 1992 between the Trustees of
               Princeton University and the Registrant (3)(8)
10.31     -    Research Agreement dated as of July 1, 1991  between the
               Registrant and the Trustees of   Princeton University (3)(8)
10.32     -    Consulting Agreement dated as of July 1, 1991 between the
               Registrant and Daniel Kahne, Ph.D. (3)(8)
10.33     -    License Agreement dated January 28, 1992 between Ohio University,
               The Castle Group, Inc. and Scimark Corporation (assigned to
               Progenitor, Inc.) (3)(8)
10.34     -    Sponsored Research Agreement between Scimark  Corporation
               (assigned to Progenitor, Inc.) and Ohio University (3)(8)
10.34(a)  -    Letter Amendment between Progenitor, Inc. and  Ohio University
               (18)
10.35     -    Technology License Contract dated December 18, 1991 between the
               Registrant and the Mayo  Foundation for Medical Education and
               Research (3) (8)
10.36     -    Exclusive License Agreement dated February 24, 1992 between the
               Registrant and Purdue Research Foundation (9)
10.37     -    License Agreement dated as of February 15, 1992 between the
               Registrant and Massachusetts Institute of Technology (9)
10.39     -    Employment Agreement between Transcell Technologies, Inc. and
               Elizabeth Tallet dated November 11, 1992 and Guarantee by
               Registrant (13)
10.40     -    Patent and Know-How Sublicense and Supply Agreement between
               Registrant and American Cyanamid Company dated November 19, 1992
               (3)(12)
10.41     -    Equity Investment Agreement between Registrant and American
               Cyanamid Company dated November 19, 1992 (12)
10.42     -    Trademark License Agreement between Registrant and American
               Cyanamid Company dated November 19, 1992 (12)
10.43     -    Consent Agreement between Registrant and Servier dated November
               19,1992 (12)
10.45     -    Agreement between Registrant and Parexel International
               Corporation dated October 22, 1992 (as of July 21, 1992) (3) (14)
10.46     -    License Agreement dated February 9, 1993 between the Registrant and Massachusetts Institute of Technology (3)(15)
10.47     -    Sublease between Enichem America and Transcell Technologies, Inc.
               including guarantee by the Registrant (15)
10.49     -    License Agreement between Registrant and Elan Corporation, plc dated September 9, 1993 (3)(18)
10.50     -    License Agreement between Transcell Technologies, Inc. and
               Princeton University dated October 14, 1993 (3)(18)
10.51     -    Letter Agreement between the Registrant and Mark S. Butler (18)
10.52     -    License Agreement dated February 18, 1994 between Registrant and
               Rhone-Poulenc Rorer, S.A. (20)
10.54     -    Form of Purchase Agreement dated as of February 24, 1994 (20)
10.54(a)  -    Form of Amendment to Purchase Agreement (20)
10.55     -    Patent License Agreement between Registrant and Massachusetts
               Institute of Technology dated March 1, 1994 (20)

10.56    -    License Agreement between Progenitor, Inc. and Albert Einstein
              College of Medicine of Yeshiva University dated as of February 1,
              1994 (20)
10.57    -    Employment Letter dated February 28, 1994 between the Registrant and Thomas F. Farb (21)
10.58    -    Master Equipment Lease including Schedules  and Exhibits between
              Phoenix Leasing and Registrant (agreements for Transcell and
              Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and Progenitor (22)
10.59    -    Exhibit D to Agreement between Registrant and Parexel
              International Corporation dated as of March 15, 1994 (3)(22)
10.60(a) -    Acquisition Agreement dated as of May 13, 1994 among the
              Registrant, Intercardia, Inc., Cardiovascular Pharmacology
              Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the sellers named therein (23)
10.60(b) -    Amendment dated June 15, 1994 to the Acquisition Agreement (23)
10.61    -    License Agreement dated December 6, 1991 between Bristol-Myers
              Squibb and CPEC, as amended (3)(23)
10.61(a) -    Letter Agreement dated November 18, 1994 between CPEC and Bristol-
              Myers Squibb (25)
10.62    -    Lease Agreement between Thomas R. Eggers and  Progenitor, Inc.
              dated as of November 1994 with Registrant guaranty (25)
10.63    -    Form of Stock Purchase Agreement dated December 15, 1994 (25)
10.64    -    Form of Investor Rights Agreement among Progenitor, Transcell,
              Registrant and each  investor in the subsidiary private placement
              (25)
10.64(a) -    Form of Investor Rights Agreement among Intercardia, the
              Registrant and each investor in the Intercardia private placement
              (25)
10.65    -    1994 Long-Term Incentive Plan (25)
10.67    -    Employment Agreement between Intercardia and Clayton I. Duncan with Registrant guarantee (25)
10.67(a) -    Amendment to Employment Agreement between Intercardia, Inc. and
              Clayton I. Duncan (27)
10.68    -    Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase
              Plan, as amended (27)
10.69    -    Office Lease, dated April 24, 1995 between Intercardia, Inc. and
              Highwoods/Forsyth Limited Partnership, with Registrant Guaranty
              (27)
10.70(a) -    License and Collaboration Agreement by and between Progenitor,
              Inc., and Chiron Corporation dated March 31, 1995 (3) (30)
10.71    -    Securities Purchase Agreement dated June 2, 1995 between the
              Registrant and Reliance Insurance Company, including Warrant and exhibits (29)
10.72    -    Sponsored Research and License Agreement dated as of May 1, 1995 between Progenitor and Novo Nordisk (3) (30)
10.73    -    Form of Stock Purchase Agreement dated as of June 28, 1995 (31)
10.74    -    Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT Holdings (New York), Inc., including
              Warrant issued to Momint (nominee of BT Holdings) (32)
10.75    -    Stock Purchase Agreement dated as August 23, 1995 between the
              Registrant and Paresco, Inc. (32)

10.76   -    Stock Purchase Agreement dated as of September 15, 1995 between the
             Registrant and Silverton International Fund Limited (32)
10.77   -    Subscription Agreement dated September 21, 1995, as of August 31,
             1995, including Registration Rights Agreement between Registrant and GFL Advantage Fund Limited. (32)
10.78   -    Contract Manufacturing Agreement dated November 20,1995 between
             Registrant and Boehringer Ingelheim Pharmaceuticals, Inc. (3) (34)
10.79   -    Development and Marketing Collaboration and License Agreement
             between Astra Merck, Inc., Intercardia, Inc. and CPEC, Inc., dated
             December 4, 1995. (33)
10.80   -    Intercompany Services Agreement between Registrant and Intercardia,
             Inc. (33)
10.81   -    Asset Purchase Agreement dated November 14, 1995 among Registrant,
             InterNutria, Inc., and Walden Laboratories, Inc. (34)
10.82   -    Employment Agreement between Registrant and Glenn L. Cooper,  M.D.
             dated April 30, 1996 effective as of May 13, 1996 (37)
10.83   -    Copromotion Agreement effective June 1, 1996 between Wyeth-Ayerst
             Laboratories and Interneuron Pharmaceuticals, Inc. (3)
10.84   -    Master Consulting Agreement between Interneuron Pharmaceuticals,
             Inc. and Quintiles, Inc. dated July 12, 1996
10.85   -    Amendment No. 1 dated July 3, 1996 to Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc.
             dated July 12, 1996 (3)
23      -    Consent of Coopers & Lybrand L.L.P. (34)
27      -    Financial Data Schedule

- ---------------------------

(1) Incorporated by reference to the Registrant's registration statement on Form S-1 (File No. 33-2408) declared effective on March 8, 1990.
(3)   Confidential Treatment requested for a portion of this Exhibit.
(4)   Incorporated by reference to the Registrant's Annual Report on Form
      10-K for the year ended September 30, 1990.
(7) Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1991.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1992.
(12) Incorporated by reference to the Registrant's Form 8-K dated November 30, 1992.
(13) Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(14)  Incorporated by reference to the Registrant's Annual Report on Form
      10-K for the fiscal year ended September 30, 1992.
(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1992
(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1993

(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1993 (18) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993
(20) Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826)
(21)  Incorporated by reference to the Registrant's Form 8-K dated March 31,
      1994
(22) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1994
(23)  Incorporated by reference to the Registrant's Form 8-K dated June 20, 1994
(25) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994
(27) Incorporated by reference to the Registrant's Quarterly Report on From 10-Q for the six months ended March 31, 1995
(29) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated June 2, 1995
(30) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated May 16, 1995; Exhibit 10.70 (a) supersedes Exhibit 10.70.
(31)  Incorporated by reference to Registrant's Quarterly Report on Form
      10-Q for the nine months ended June 30, 1995.
(32) Incorporated by referring to Registrant's Report on Form 8-K dated August 16, 1995.
(33)  Incorporated by reference to Registration Statement filed on Form S-1
      (No. 33-80219) by Intercardia, Inc. on December 8, 1995.
(34) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(36) Incorporated by reference to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File No. 333-1273) filed March 15, 1996.
(37) Incorporated by reference to Registrant's Registration Statement on Form S-3 (File No. 333- 03131) filed May 3, 1996


(b) Reports on Form 8-K
    During the three month period ended June 30, 1996, the Company filed reports on Form 8-K dated April 29, 1996 and June 6, 1996, each reporting information under Item 5.

          SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTERNEURON PHARMACEUTICALS, INC.



                                            By: /S/ GLENN L. COOPER
                                            ----------------------------------
                                               Glenn L. Cooper, M.D., President
                                               and Chief Executive Officer
                                               (Principal Executive Officer)

Date: August 12, 1996



                                            By: /S/ THOMAS F. FARB
                                            ----------------------------------
                                                Thomas F. Farb,
                                                Executive Vice President,
                                                Finance Chief Financial Officer
                                                and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

                                  EXHIBIT INDEX

 3.4      -  Restated Certificate of Incorporation of Registrant (17)
 3.5      -  By-Laws of Registrant (1)
 4.4      -  Certificate of Designation establishing Series C Preferred Stock
             (17)
 4.6      -  Form of Registrant Warrant issued in subsidiary private placement
             (25)
 4.7      -  Form of Registrant Warrant to be issued to Paramount Capital, Inc.,
             D.H. Blair & Co., Inc. or designees (25)
 10.5(a)  -  Consultant and Non-competition Agreement between the Registrant,
             Richard Wurtman, M.D. (34)
 10. (b)  -  Consultant and Non-competition Agreement between InterNutria, Inc.
             and Judith Wurtman, Ph.D. (34)
 10.6     -  Assignment of Invention and Agreement between Richard Wurtman,M.D.,
             Judith Wurtman and the Registrant (1)
 10.7     -  Management Agreement between the Registrant
             and Lindsay Rosenwald, M.D. (1)
 10.9(a)  -  Restated and Amended 1989 Stock Option Plan  (7)
 10.10    -  Form of Indemnification Agreement (1)
 10.11    -  Restated Amendment to MIT Option Agreement (1)
 10.12(a) -  Patent and Know-How License Agreement between the
             Registrant and Les Laboratoires Servier ("Servier") dated February
             7, 1990 ("License Agreement") (1)
 10.12(b) -  Revised Appendix A to License Agreement (1)
 10.12(c) -  Amendment Agreement between Registrant and Servier, Orsem and Oril,
             Produits Chimiques dated November 19,1992(3)(12)
 10.12(d) -  Amendment Agreement dated April 28, 1993 between Registrant and
             Servier (16)
 10.12(e) -  Consent and Amendment Agreement among Servier, American Home
             Products Corp. and Registrant. (34)
 10.13    -  Trademark License Agreement between the  Registrant and Orsem dated
             February 7, 1990 (1)
 10.14    -  Supply Agreement between the Registrant and Oril Products Chimiques dated February 7, 1990 (1)(3)
 10.15(a) -  Form of Indemnification Agreement between the Registrant and
             Alexander M. Haig, Jr.  (1)
 10.16    -  Assignment of Invention by Richard Wurtman, M.D. (1)
 10.22(a) -  License Agreement dated January 15, 1993, as amended, between the
             Registrant and Grupo Ferrer (3)(16)
 10.25    -  License Agreement between the Registrant and the Massachusetts
             Institute of Technology (4)
 10.28    -  Letter Agreement between the Registrant and  Bobby W. Sandage, Jr.,
             Ph.D. (7)
 10.29    -  Amended Lease dated December 12, 1991 for  Registrant's offices in
             Lexington, Massachusetts (7)
 10.29(a)-   First Amendment to Lease dated as of October 14, 1994 between
             Registrant and Ledgemont Realty Trust (25)

10.30    -  License Agreement dated January 1, 1992 between the Trustees of
            Princeton University and the Registrant (3)(8)
10.31    -  Research Agreement dated as of July 1, 1991  between the Registrant and the Trustees of Princeton University (3)(8)
10.32    -  Consulting Agreement dated as of July 1, 1991 between the Registrant and Daniel Kahne, Ph.D. (3)(8)
10.33    -  License Agreement dated January 28, 1992 between Ohio University,
            The Castle Group, Inc. and Scimark Corporation (assigned to Progenitor, Inc.) (3)(8)
10.34    -  Sponsored Research Agreement between Scimark  Corporation
            (assigned to Progenitor, Inc.) and Ohio University (3)(8)
10.34(a) -  Letter Amendment between Progenitor, Inc. and  Ohio University (18)
10.35    -  Technology License Contract dated December 18, 1991 between the
            Registrant and the Mayo Foundation for Medical Education and Research (3) (8)
10.36    -  Exclusive License Agreement dated February 24, 1992 between the
            Registrant and Purdue Research Foundation (9)
10.37    -  License Agreement dated as of February 15, 1992 between the
            Registrant and Massachusetts Institute of Technology (9)
10.39    -  Employment Agreement between Transcell Technologies, Inc. and
            Elizabeth Tallet dated November 11, 1992 and Guarantee by
            Registrant (13)
10.40    -  Patent and Know-How Sublicense and Supply Agreement between
            Registrant and American Cyanamid Company dated November 19, 1992
            (3)(12)
10.41    -  Equity Investment Agreement between Registrant and American Cyanamid
            Company dated November 19, 1992 (12)
10.42    -  Trademark License Agreement between Registrant and American Cyanamid
            Company dated November 19, 1992 (12)
10.43    -  Consent Agreement between Registrant and Servier dated November 19,
            1992 (12)
10.45    -  Agreement between Registrant and Parexel International Corporation dated October 22, 1992 (as of July 21, 1992) (3) (14)
10.46    -  License Agreement dated February 9, 1993 between the Registrant and
            Massachusetts Institute of Technology (3)(15)
10.47    -  Sublease between Enichem America and Transcell Technologies, Inc.
            including guarantee by the Registrant (15)
10.49    -  License Agreement between Registrant and Elan Corporation, plc dated
            September 9, 1993 (3)(18)
10.50    -  License Agreement between Transcell Technologies, Inc. and Princeton
            University dated October 14, 1993 (3)(18)
10.51    -  Letter Agreement between the Registrant and Mark S. Butler (18)
10.52    -  License Agreement dated February 18, 1994 between Registrant and
            Rhone-Poulenc Rorer, S.A. (20)
10.54 - Form of Purchase Agreement dated as of February 24, 1994 (20) 10.54(a) - Form of Amendment to Purchase Agreement (20)
10.55    -  Patent License Agreement between Registrant and Massachusetts
            Institute of Technology dated March 1, 1994 (20)
10.56    -  License Agreement between Progenitor, Inc. and Albert Einstein
            College of Medicine of Yeshiva University dated as of February 1, 1994 (20)

10.57    - Employment Letter dated February 28, 1994 between the Registrant and
           Thomas F. Farb (21)
10.58    - Master Equipment Lease including Schedules  and Exhibits between
           Phoenix Leasing and Registrant (agreements for Transcell and Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and Progenitor (22)
10.59    - Exhibit D to Agreement between Registrant and Parexel International
           Corporation dated as of March 15, 1994 (3)(22)
10.60(a) - Acquisition Agreement dated as of May 13, 1994 among the Registrant,
           Intercardia, Inc., Cardiovascular Pharmacology Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the sellers named therein
           (23)
10.60(b) - Amendment dated June 15, 1994 to the Acquisition Agreement (23)
10.61    - License Agreement dated December 6, 1991 between Bristol-Myers Squibb and CPEC, as amended (3)(23)
10.61(a) - Letter Agreement dated November 18, 1994 between CPEC and Bristol-
           Myers Squibb (25)
10.62    - Lease Agreement between Thomas R. Eggers and  Progenitor, Inc. dated as of November 1994 with Registrant guaranty (25)
10.63    - Form of Stock Purchase Agreement dated December 15, 1994 (25)
10.64    - Form of Investor Rights Agreement among Progenitor, Transcell,
           Registrant  and each  investor in the subsidiary private placement
           (25)
10.64(a) - Form of Investor Rights Agreement among Intercardia, the Registrant and each investor in the Intercardia private placement (25)
10.65    - 1994 Long-Term Incentive Plan (25)
10.67    - Employment Agreement between Intercardia and Clayton I. Duncan with
           Registrant guarantee (25)
10.67(a) - Amendment to Employment Agreement between Intercardia, Inc. and
           Clayton I. Duncan (27)
10.68    - Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase Plan,
           as amended (27)
10.69    - Office Lease, dated April 24, 1995 between Intercardia, Inc. and
           Highwoods/Forsyth Limited Partnership, with Registrant Guaranty (27) 10.70(a) - License and Collaboration Agreement by and between Progenitor, Inc., and Chiron Corporation dated March 31, 1995 (3) (30)
10.71    - Securities Purchase Agreement dated June 2, 1995 between the
           Registrant and Reliance Insurance Company, including Warrant and exhibits (29)
10.72    - Sponsored Research and License Agreement dated as of May 1, 1995 between Progenitor and Novo Nordisk (3) (30)
10.73    - Form of Stock Purchase Agreement dated as of June 28, 1995 (31)
10.74    - Securities Purchase Agreement dated as of August 16, 1995 between the
           Registrant and BT Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings) (32)
10.75    - Stock Purchase Agreement dated as August 23, 1995 between the
           Registrant and Paresco, Inc. (32)
10.76    - Stock Purchase Agreement dated as of September 15, 1995 between the
           Registrant and Silverton International Fund Limited (32)

10.77 - Subscription Agreement dated September 21, 1995, as of August 31, 1995, including Registration Rights Agreement between Registrant and GFL Advantage Fund Limited. (32)
10.78 - Contract Manufacturing Agreement dated November 20,1995 between Registrant and Boehringer Ingelheim Pharmaceuticals, Inc. (3) (34)
10.79 - Development and Marketing Collaboration and License Agreement between Astra Merck, Inc., Intercardia, Inc. and CPEC, Inc., dated December 4, 1995.(33)
10.80 - Intercompany Services Agreement between Registrant and Intercardia, Inc. (33)
10.81 - Asset Purchase Agreement dated November 14, 1995 among Registrant, InterNutria, Inc., and Walden Laboratories, Inc. (34)
10.82 - Employment Agreement between Registrant and Glenn L. Cooper, M.D. dated April 30, 1996 effective as of May 13, 1996 (37)
10.83 - Copromotion Agreement effective June 1, 1996 between Wyeth-Ayerst Laboratories and Interneuron Pharmaceuticals, Inc. (3)
10.84 - Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc. dated July 12, 1996
10.85 - Amendment No. 1 dated July 3, 1996 to Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc. dated July 12, 1996 (3)
23     - Consent of Coopers & Lybrand L.L.P. (34)
27     - Financial Data Schedule

- ---------------------------

(1) Incorporated by reference to the Registrant's registration statement on Form S-1 (File No. 33-2408) declared effective on March 8, 1990.
(3)  Confidential Treatment requested for a portion of this Exhibit.
(4)  Incorporated by reference to the Registrant's Annual Report on Form
     10-K for the year ended September 30, 1990.
(7) Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1991.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1992.
(12) Incorporated by reference to the Registrant's Form 8-K dated November 30, 1992.
(13) Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(14) Incorporated by reference to the Registrant's Annual Report on Form
     10-K for the fiscal year ended September 30, 1992.
(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1992
(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1993
(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1993

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