Form 10-Q/A
period 1996-06-30
INTERNEURON PHARMACEUTICALS INC
filed 1996-12-12
CIK 854222

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q/A
                              ____________________

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


                                   INTERNEURON PHARMACEUTICALS, INC.



                                   By:  /s/ Glenn L. Cooper
                                        ----------------------------------------
                                        Glenn L. Cooper, M.D., President
                                        and Chief Executive Officer
                                        (Principal Executive Officer)

Date:  December 10, 1996

                                  EXHIBIT INDEX

     3.4       -    Restated Certificate of Incorporation of Registrant (17)
     3.5       -    By-Laws of Registrant (1)
     4.4       -    Certificate of Designation establishing Series C Preferred
                    Stock (17)
     4.6       -    Form of Registrant Warrant issued in subsidiary private
                    placement (25)
     4.7       -    Form of Registrant Warrant to be issued to Paramount
                    Capital, Inc., D.H. Blair & Co., Inc. or designees (25)
     10.5 (a)  -    Consultant and Non-competition Agreement between the
                    Registrant, Richard Wurtman, M.D. (34)
     10.5 (b)  -    Consultant and Non-competition Agreement between
                    InterNutria, Inc. and Judith Wurtman, Ph.D. (34)
     10.6      -    Assignment of Invention and Agreement between Richard
                    Wurtman, M.D., Judith Wurtman and the Registrant (1)
     10.7      -    Management Agreement between the Registrant
                    and Lindsay Rosenwald, M.D. (1)
     10.9(a)   -    Restated and Amended 1989 Stock Option Plan (7)
     10.10     -    Form of Indemnification Agreement (1)
     10.11     -    Restated Amendment to MIT Option Agreement (1)
     10.12(a)  -    Patent and Know-How License Agreement between the
                    Registrant and Les Laboratoires Servier ("Servier") dated
                    February 7, 1990 ("License Agreement") (1)
     10.12(b)  -    Revised Appendix A to License Agreement (1)
     10.12(c)  -    Amendment Agreement between Registrant and Servier, Orsem
                    and Oril, Produits Chimiques dated November 19,1992(3)(12)
     10.12(d)  -    Amendment Agreement dated April 28, 1993 between Registrant and Servier (16)
     10.12 (e) -    Consent and Amendment Agreement among Servier, American Home
                    Products Corp. and Registrant. (34)
     10.13     -    Trademark License Agreement between the  Registrant and
                    Orsem dated February 7, 1990 (1)
     10.14     -    Supply Agreement between the Registrant and Oril Products
                    Chimiques dated February 7, 1990 (1)(3)
     10.15(a)  -    Form of Indemnification Agreement between the Registrant and
                    Alexander M. Haig, Jr.  (1)
     10.16     -    Assignment of Invention by Richard Wurtman, M.D. (1)
     10.22(a)  -    License Agreement dated January 15, 1993, as amended,
                    between the Registrant and Grupo Ferrer (3)(16)
     10.25     -    License Agreement between the Registrant and the
                    Massachusetts Institute of Technology (4)
     10.28     -    Letter Agreement between the Registrant and  Bobby W.
                    Sandage, Jr., Ph.D. (7)
     10.29     -    Amended Lease dated December 12, 1991 for  Registrant's
                    offices in Lexington, Massachusetts (7)
     10.29(a)  -    First Amendment to Lease dated as of October 14, 1994
                    between Registrant and Ledgemont Realty Trust (25)

     10.30     -    License Agreement dated January 1, 1992 between the Trustees of Princeton University and the Registrant (3)(8)
     10.31     -    Research Agreement dated as of July 1, 1991  between the
                    Registrant and the Trustees of Princeton University (3)(8)
     10.32     -    Consulting Agreement dated as of July 1, 1991 between the
                    Registrant and Daniel Kahne, Ph.D. (3)(8)
     10.33     -    License Agreement dated January 28, 1992 between Ohio
                    University, The Castle Group, Inc. and Scimark Corporation
                    (assigned to Progenitor, Inc.) (3)(8)
     10.34     -    Sponsored Research Agreement between Scimark  Corporation
                    (assigned to Progenitor, Inc.) and Ohio University (3)(8)
     10.34(a)  -    Letter Amendment between Progenitor, Inc. and  Ohio
                    University (18)
     10.35     -    Technology License Contract dated December 18, 1991 between the Registrant and the Mayo  Foundation for Medical
                    Education and Research (3) (8)
     10.36     -    Exclusive License Agreement dated February 24, 1992 between the Registrant and Purdue Research Foundation (9)
     10.37     -    License Agreement dated as of February 15, 1992 between the
                    Registrant and  Massachusetts Institute of Technology (9)
     10.39     -    Employment Agreement between Transcell Technologies, Inc.
                    and Elizabeth Tallet dated November 11, 1992 and Guarantee by Registrant (13)
     10.40     -    Patent and Know-How Sublicense and Supply Agreement between
                    Registrant  and American Cyanamid Company dated November 19,
                    1992 (3)(12)
     10.41     -    Equity Investment Agreement between Registrant and American
                    Cyanamid  Company dated November 19, 1992 (12)
     10.42     -    Trademark License Agreement between Registrant and American
                    Cyanamid  Company dated November 19, 1992 (12)
     10.43     -    Consent Agreement between Registrant and Servier dated
                    November 19,1992 (12)
     10.45     -    Agreement between Registrant and Parexel International
                    Corporation dated October 22, 1992 (as of July 21, 1992) (3)
                    (14)
     10.46     -    License Agreement dated February 9, 1993 between the
                    Registrant and Massachusetts Institute of Technology (3)(15)
     10.47     -    Sublease between Enichem America and Transcell Technologies,
                    Inc. including guarantee by the Registrant (15)
     10.49     -    License Agreement between Registrant and Elan Corporation, plc dated  September 9, 1993 (3)(18)
     10.50     -    License Agreement between Transcell Technologies, Inc. and
                    Princeton  University dated October 14, 1993 (3)(18)
     10.51     -    Letter Agreement between the Registrant and Mark S. Butler
                    (18)
     10.52     -    License Agreement dated February 18, 1994 between Registrant and Rhone- Poulenc Rorer, S.A. (20)
     10.54     -    Form of Purchase Agreement dated as of February 24, 1994
                    (20)
     10.54(a)  -    Form of Amendment to Purchase Agreement (20)
     10.55     -    Patent License Agreement between Registrant and
                    Massachusetts Institute of  Technology dated March 1, 1994
                    (20)
     10.56     -    License Agreement between Progenitor, Inc. and Albert
                    Einstein College of Medicine of Yeshiva University dated as of February 1,1994 (20)

     10.57     -    Employment Letter dated February 28, 1994 between the
                    Registrant and  Thomas F. Farb (21)
     10.58     -    Master Equipment Lease including Schedules  and Exhibits
                    between Phoenix  Leasing and Registrant (agreements for
                    Transcell and Progenitor are substantially identical), with form of continuing guarantee for each of Transcell  and
                    Progenitor (22)
     10.59     -    Exhibit D to Agreement between Registrant and Parexel
                    International Corporation dated as of March 15, 1994 (3)(22)
     10.60(a)  -    Acquisition Agreement dated as of May 13, 1994 among the
                    Registrant, Intercardia, Inc., Cardiovascular Pharmacology
                    Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the
                    sellers named therein (23)
     10.60(b)  -    Amendment dated June 15, 1994 to the Acquisition Agreement
                    (23)
     10.61     -    License Agreement dated December 6, 1991 between Bristol-
                    Myers Squibb  and CPEC, as amended (3)(23)
     10.61(a)  -    Letter Agreement dated November 18, 1994 between CPEC and
                    Bristol-Myers  Squibb (25)
     10.62     -    Lease Agreement between Thomas R. Eggers and  Progenitor,
                    Inc. dated as of  November 1994 with Registrant guaranty
                    (25)
     10.63     -    Form of Stock Purchase Agreement dated December 15, 1994
                    (25)
     10.64     -    Form of Investor Rights Agreement among Progenitor,
                    Transcell, Registrant  and each  investor in the subsidiary private placement (25)
     10.64(a)  -    Form of Investor Rights Agreement among Intercardia, the
                    Registrant and each  investor in the Intercardia private
                    placement (25)
     10.65     -    1994 Long-Term Incentive Plan (25)
     10.67     -    Employment Agreement between Intercardia and Clayton I.
                    Duncan with  Registrant guarantee (25)
     10.67(a)  -    Amendment to Employment Agreement between Intercardia, Inc.
                    and Clayton  I. Duncan (27)
     10.68     -    Interneuron Pharmaceuticals, Inc. 1995 Employee Stock
                    Purchase Plan, as  amended (27)
     10.69     -    Office Lease, dated April 24, 1995 between Intercardia, Inc.
                    and Highwoods/ Forsyth Limited Partnership, with Registrant
                    Guaranty (27)
     10.70 (a) -    License and Collaboration Agreement by and between
                    Progenitor, Inc., and Chiron Corporation dated March 31,
                    1995 (3) (30)
     10.71     -    Securities Purchase Agreement dated June 2, 1995 between the
                    Registrant and Reliance Insurance Company, including Warrant and exhibits (29)
     10.72     -    Sponsored Research and License Agreement dated as of May 1,
                    1995 between Progenitor and Novo Nordisk (3) (30)
     10.73     -    Form of Stock Purchase Agreement dated as of June 28, 1995
                    (31)
     10.74     -    Securities Purchase Agreement dated as of August 16, 1995
                    between the Registrant and BT Holdings (New York), Inc.,
                    including Warrant issued to Momint (nominee of BT Holdings)
                    (32)
     10.75     -    Stock Purchase Agreement dated as August 23, 1995 between
                    the Registrant and Paresco, Inc. (32)
     10.76     -    Stock Purchase Agreement dated as of September 15, 1995
                    between the Registrant and Silverton International Fund
                    Limited (32)

     10.77     -    Subscription Agreement dated September 21, 1995, as of
                    August 31, 1995, including Registration Rights Agreement
                    between Registrant and GFL Advantage Fund Limited. (32)
     10.78     -    Contract Manufacturing Agreement dated November 20,1995
                    between Registrant and Boehringer Ingelheim Pharmaceuticals,
                    Inc. (3) (34)
     10.79     -    Development and Marketing Collaboration and License
                    Agreement between Astra Merck, Inc., Intercardia, Inc. and
                    CPEC, Inc., dated December 4, 1995. (33)
     10.80     -    Intercompany Services Agreement between Registrant and
                    Intercardia, Inc. (33)
     10.81     -    Asset Purchase Agreement dated November 14, 1995 among
                    Registrant, InterNutria, Inc., and Walden Laboratories, Inc.
                    (34)
     10.82     -    Employment Agreement between Registrant and Glenn L. Cooper,
                    M.D. dated  April 30, 1996 effective as of May 13, 1996 (37)
     10.83     -    Copromotion Agreement effective June 1, 1996 between Wyeth-
                    Ayerst  Laboratories and Interneuron Pharmaceuticals, Inc.
                    (3)
     10.84     -    Master Consulting Agreement between Interneuron
                    Pharmaceuticals, Inc. and Quintiles, Inc. dated July 12,
                    1996 (38)
     10.85     -    Amendment No. 1 dated July 12, 1996 to Master Consulting
                    Agreement between Interneuron Pharmaceuticals, Inc. and
                    Quintiles, Inc. dated July 12, 1996 (3)
     23        -    Consent of Coopers & Lybrand L.L.P. (34)


___________________________

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

(20) Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826)
(21) Incorporated by reference to the Registrant's Form 8-K dated March 31, 1994
(22) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1994
(23) Incorporated by reference to the Registrant's Form 8-K dated June 20, 1994
(25) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994
(27) Incorporated by reference to the Registrant's Quarterly Report on From 10-Q for the six months ended March 31, 1995
(29) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated June 2, 1995
(30) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated May 16, 1995; Exhibit 10.70 (a) supersedes Exhibit 10.70.
(31) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1995.
(32) Incorporated by referring to Registrant's Report on Form 8-K dated August 16, 1995.
(33) Incorporated by reference to Registration Statement filed on Form S-1 (No. 33-80219) by Intercardia, Inc. on December 8, 1995.
(34) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(36) Incorporated by reference to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File No. 333-1273) filed March 15, 1996.
(37) Incorporated by reference to Registrant's Registration Statement on Form S-3 (File No. 333-03131) filed May 3, 1996
(38) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1996