Form 10-K
period 1996-09-30
INTERNEURON PHARMACEUTICALS INC
filed 1996-12-17
CIK 854222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996

                                       or

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM     ______ to  _______

                           Commission File No. 0-18728

                        INTERNEURON PHARMACEUTICALS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                     043047911
--------                                                     ---------
(State or other jurisdiction of                             (I.R.S. Employer
Identification incorporation or organization)                 Number)


One Ledgemont Center, 99 Hayden Avenue, Lexington, MA           02173
-----------------------------------------------------           -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (617) 861-8444

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. YES X NO
                                               ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock (excluding preferred stock convertible into and having voting rights on certain matters equivalent to 622,222 shares of common stock) held by non-affiliates of the registrant was approximately $477,000,000, based on the last sales price of the Common Stock as of December 13, 1996.

As of December 13, 1996, 41,017,875 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.







PART  I

          Statements in this Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and including, in particular, risks relating to the commercialization of Redux, such as marketing, safety, regulatory, patent, product liability, supply and other risks; uncertainties relating to clinical trials; the early stage of products under development; risks relating to product launches and managing growth; government regulation, patent risks, dependence on third parties and competition.

Item 1.  Business.

         (a)  General  Development Of Business

         Interneuron Pharmaceuticals, Inc. (the "Company") is a diversified biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates primarily for neurological and behavioral disorders, including obesity, stroke, anxiety and insomnia. The Company focuses primarily on developing products that mimic or affect neurotransmitters, which are chemicals that carry messages between nerve cells of the central nervous system ("CNS") and the peripheral nervous system. The Company is also developing products and technologies, generally outside the CNS field, through four subsidiaries (the "Subsidiaries"): Intercardia, Inc.
("Intercardia")   focuses   on   cardiovascular   disease;    Progenitor,   Inc.
("Progenitor") focuses on functional genomics using developmental biology; Transcell Technologies, Inc. ("Transcell") focuses on carbohydrate-based drug discovery; and InterNutria, Inc. ("InterNutria") focuses on dietary supplement products.

         Unless the context indicates otherwise, "Interneuron" refers to Interneuron Pharmaceuticals, Inc., the "Company" refers to Interneuron and its subsidiaries, Intercardia refers to Intercardia, Inc. and its subsidiaries, and "Common Stock" refers to the common stock, $.001 par value, of Interneuron.

         The Company was originally incorporated in New York in October 1988 and in March 1990 was reincorporated in Delaware. The Company's executive offices are located at One Ledgemont Center, 99 Hayden Avenue, Suite 340, Lexington, Massachusetts 02173. The Company's telephone number is (617) 861-8444, and its fax number is (617) 861-3830.

         (b)  Financial Information About Industry Segments

              The Company operates in only one business segment.

         (c)  Narrative Description Of Business


-----------------------------

         Redux(TM) is a trademark of Les Laboratoires Servier, licensed to the Company and American Home Products Corp. ("AHP"). Melzone(TM), PMS Escape(TM), Boston Sports Supplement(TM), and Transphores(TM) are trademarks of the Company. All other trademarks or trade names referred to in this report are the property of their respective owners.


PRINCIPAL PRODUCTS AND PRODUCTS UNDER DEVELOPMENT


INTERNEURON:
                                                                                COMMERCIAL
PRODUCT                    INDICATION/USE            STATUS*                    RIGHTS
-------                    --------------            -------                    ------

Redux                      Obesity                   FDA approval               U.S. rights only; sublicensed
(dexfenfluramine)                                    in April 1996;             to AHP; Interneuron
                                                     launched by                retains co-promotion and
                                                     AHP in June 1996           manufacturing rights
                                                     and co-promoted by
                                                     Interneuron


Citicoline                 Stroke                    Second Phase 3             U.S. and Canada
                                                     trial initiated
                                                     June 1996

Pagoclone                  Anxiety/Panic             Phase 2/3 trial            Worldwide, except for
                           disorders                 initiated                  France, where  Rhone-
                                                     November 1996              Poulenc Rorer Pharmaceuticals,
                                                                                Inc. ("RPR") retains rights

Melzone                    Dietary Supplement        Regional test launch       Worldwide
(low-dose                  for restful sleep         initiated in December
melatonin)                                           1996



                                  SUBSIDIARIES



INTERCARDIA:

POTENTIAL                                                                             COMMERCIAL
PRODUCT                             INDICATION            STATUS*                     RIGHTS
-------                             ----------            -------                     ------

Bucindolol                          Congestive            Phase 3               Worldwide; twice-daily
                                    heart failure                               formulation licensed
                                                                                in U.S. to Astra Merck
                                                                                Inc. ("Astra Merck")

Antioxidant                         Diseases              Preclinical           Worldwide
small molecules                     associated with
                                    excess oxygen
                                    free radicals

PROGENITOR:

RESEARCH AND
DEVELOPMENT                 POTENTIAL PRODUCT/                                  COMMERCIAL
PROGRAMS                       APPLICATION                STATUS*               RIGHTS
--------                       -----------                -------               ------

Novel growth factors       B219 leptin receptor genes     Research              Worldwide
and receptors              and protein variants: drug
                           development targets for
                           blood disorders,
                           reproduction and obesity

                           del-1 blood vessel gene        Research              Worldwide
                           and del-1 protein:  cancer
                           therapy, diagnosis and
                           imaging

                           BFU-e red blood cell growth    Research              Worldwide; licensed
                           activity for blood and                               certain uses to Novo Nordisk
                           immune system disorders

Nonviral gene delivery     Nonviral gene vector:          Preclinical           Worldwide; licensed 11
systems                    treatment of solid tumors,                           potential constructs to Chiron
                           immunization                                         Corporation ("Chiron"),
                                                                                certain rights retained by
                                                                                Progenitor

Stem cells                 Developmentally-early          Research              Worldwide
                           endothelial cells:
                           cardiovascular diseases,
                           cell and gene therapies,
                           functional genomic research


* "See Government Regulation"


TRANSCELL:

POTENTIAL                                                                       COMMERCIAL
APPLICATION                CORE TECHNOLOGY                STATUS *              RIGHTS
-----------                ---------------                --------              ------

Drug discovery          Combinatorial                Research              Worldwide
                        carbohydrate
                        chemistry method
                        for synthesis and
                        library development
                        of oligosaccharides
                        and glycoconjugates

Transphores             Compounds for                Preclinical           Worldwide
                        trans-membrane               Research
                        drug transport

                        Novel non-viral              Preclinical           Worldwide
                        compounds for                Research
                        transporting
                        DNA across cell
                        membrane

INTERNUTRIA:

                                                                                COMMERCIAL
USE                                 PRODUCT               STATUS                RIGHTS
---                                 -------               ------                ------

Dietary supplement                  PMS Escape            Regional              Worldwide
for pre-menstrual                                         test launch
syndrome                                                  initiated in
                                                          March 1996

Dietary supplement                  Boston Sports         Regional              Worldwide
for enhancement of                  Supplement            test launch
athletic performance                                      anticipated fiscal
and reduction of                                          1997
fatigue






* "See Government Regulation"




INTERNEURON PRODUCTS

Redux:

         General: On April 29, 1996, the Company's first pharmaceutical product, Redux (dexfenfluramine hydrochloride capsules) C-IV received clearance by the Food and Drug Administration ("FDA") for marketing as a twice daily prescription therapy to treat obesity. The approved indication is for the management of obesity, including weight loss and maintenance of weight loss in patients on a reduced calorie diet who have a body mass index ("BMI") of greater than or equal to 30 kg/m2 or greater than or equal to 27 kg/m2 in the presence of other risk factors, such as hypertension, diabetes and elevated cholesterol. Under license and co- promotion agreements, Redux is being marketed in the U.S. by Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of AHP, and co-promoted by the Company. BMI, a relationship between height and weight, is a widely-used measure of obesity. For an individual with a height of five feet five inches, a BMI of 30 corresponds to a weight of approximately 170 pounds and a BMI of 27 corresponds to a weight of approximately 162 pounds. These amounts exceed "ideal body weight" of a person of such height by approximately 36% and 22%, respectively.

         The Company's revenues relating to Redux are derived from: (1) royalties paid by AHP to the Company based on the net sales of Redux capsules by AHP to distributors; (2) profit sharing between the Company and AHP on Redux sales by the Company's sales force and financial support of the Company's sales force provided by AHP; and (3) sales of Redux capsules to AHP.

         Royalties: The Company's license agreement with AHP provides for royalties to the Company consisting of (i) "base" royalties equal to 11.5% of AHP's net sales, (an amount equal to the royalty required to be paid by the Company to Les Laboratoires Servier ("Servier"), a French pharmaceutical company from which the Company obtained U.S. rights to Redux to treat abnormal carbohydrate craving and obesity), and (ii) "additional" royalties based on net sales of Redux by AHP. The percentage of "additional" royalties varies depending upon (x) the status of Redux as a scheduled or descheduled drug and (y) whether or not the Company supplies the finished dosage formulation of Redux to AHP. Redux is currently scheduled as a controlled substance, and the Company manufactures the finished dosage formulation of the drug. The Company recognizes royalty revenue and associated expense in the fiscal quarter when AHP reports to Interneuron AHP's shipments to distributors. Accordingly, such revenue is expected to be reported by the Company in the quarter following actual shipments by AHP. See "Agreements - Redux Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The following sets forth the currently applicable additional annual royalties on net sales payable to the Company on an annual basis, based on (i) the status of dexfenfluramine as a scheduled drug and (ii) the Company supplying Redux to AHP:

                  First $50,000,000                  5.0%
                  Next $100,000,000                  8.0%
                  Over $150,000,000                  10.0%

         In the event the drug is descheduled, the following sets forth the "additional" annual royalties that would then be applicable, assuming the Company continues to supply Redux to AHP (instead of the "additional" royalties set forth above):

                  First $150,000,000                 8.0%
                  Next $50,000,000                   10.0%
                  Over $200,000,000                  11.0%


         Royalty   rates  are  subject  to  a  50%  reduction  if  generic  drug competition exceeds a 10% market share in two consecutive quarters. See "Agreements - Redux Agreements" and "Proprietary Rights - Redux."

         Co-promotion, profit sharing and sales force support: Under a three-year co-promotion agreement entered into in June 1996 with Wyeth-Ayerst Laboratories, a division of AHP ("Wyeth-Ayerst"), and to supplement AHP's marketing efforts, the Company has developed an approximately 30- person sales force that is promoting Redux to selected diabetologists, endocrinologists, bariatricians, nutritionists and weight management specialists, subject to certain restrictions, in return for a percentage of resulting revenues less certain expenses. Under the agreement, total payments to the Company in connection with sales force support and profit sharing will not exceed $10,000,000 per year. Although a portion of the Company's co-promotion costs related to the sales force will be funded by AHP for approximately two years from launch, the Company is incurring substantial additional costs relating to its sales force and in connection with the promotion of Redux. See "Agreements - Redux Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


         Manufacturing: The Company has a manufacturing agreement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") under which Boehringer manufactures finished dosage formulation of Redux capsules on behalf of the Company for sale to AHP. The Company recognizes revenue from the sale of these capsules upon acceptance by AHP, typically 45 days after shipment. The Company is using significant amounts of working capital relating to Redux inventories and accounts receivable. See "Manufacturing and Marketing.

         Regulatory Approval, Labeling and Safety Risks: Marketing clearance of Redux by the FDA followed a meeting of the Endocrinologic and Metabolic Advisory Committee (the "Advisory Committee") of the FDA on November 16, 1995 at which the Advisory Committee recommended, by a vote of 6 to 5, the approval of Redux to treat obesity. The Advisory Committee also recommended, and the Company agreed, that Phase 4, or post-marketing, studies be conducted and that certain labeling guidelines be implemented. Included in the FDA-approved labeling for Redux are references to certain risks that may be associated with dexfenfluramine and which were highlighted during the FDA's review of the drug. One issue relates to whether there is an association between appetite suppressants, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"), a rare but serious lung disorder estimated to occur in the general population at one to two cases per million adults per year. An epidemiologic study conducted in Europe known as IPPHS (International Primary Pulmonary Hypertension Study) examined risk factors for PPH and showed that among other factors, weight reduction drugs, including dexfenfluramine, and obesity itself were associated with a higher risk of PPH. In the final report of IPPHS, published in the New England Journal of Medicine (August 29, 1996), the authors re-classified and included certain previously excluded cases of PPH, resulting in an increase in the estimated yearly occurrence of PPH for patients taking appetite suppressants for greater than three months duration to be between 23 and 46 cases per million patients per year. The revised labeling for Redux discloses this revised estimate.

         The FDA-approved labeling for Redux also includes discussion as to whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies conducted by third parties related to this issue purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity. The Company has presented data relating to the lack of neurocognitive effects in patients taking Redux to the FDA and believes that, as demonstrated in human trials, these animal studies are clinically irrelevant to humans because of pharmacokinetic differences between animals and humans and because of the high dosages used in the animal studies. The Company and Wyeth-Ayerst have agreed with the FDA to conduct a Phase 4, or post marketing, study of Redux. The Company expects that the Phase 4 study may be a double-blind, placebo-controlled trial involving approximately 200 patients to further evaluate long-term neurocognitive function, using standard neuro-psychological tests, in patients taking Redux. Approximately 50% of the costs of the Phase 4 study, which is expected to be conducted over an approximately two to three year period, is expected to be paid by AHP. See "Risk Factors - Risks Relating to Redux."

         Descheduling Petition: An earlier meeting of a joint committee of the Advisory Committee and the Drug Abuse Advisory Committee of the FDA resulted in a recommendation to remove, or deschedule, fenfluramine and its isomers, including dexfenfluramine, from Schedule IV of the Controlled Substances Act. Controls imposed upon Schedule IV substances include record-keeping procedures for dispensing pharmacists and procedural mandates for prescribing physicians. Although the Company's petition to deschedule fenfluramine and dexfenfluramine is under review by several federal agencies, the Company is unable to predict whether or when the descheduling of dexfenfluramine will occur. In addition to marketing factors which may be influenced by dexfenfluramine's status as a controlled substance, descheduling has and will continue to affect the timing or availability of certain milestone and equity payments which may be received by the Company under its agreements with AHP, as well as the royalty rate. Certain states will deschedule the drug automatically upon federal descheduling while other states have varying procedures for descheduling. See "Risk Factors - Risks Relating to Redux."

         Competition: Redux may be subject to substantial competition. AHP also sells fenfluramine (under the brand name Pondimin). Although the combination is not approved by the FDA, fenfluramine is often prescribed in combination with phentermine to treat obesity. AHP also has an anti-obesity compound that the Company believes is in Phase 2 clinical trials. In addition, an affiliate of BASF AG has filed a New Drug Application ("NDA") for sibutramine, a serotonin and noradrenaline re-uptake inhibitor, to treat obesity. Although an FDA advisory committee recommended against approval of sibutramine, it has been reported that the FDA subsequently issued an approvable letter for the drug. Further, an affiliate of Roche Holdings Ltd. is developing Orlistat, a drug to block fat absorption for which an


NDA was recently filed with the FDA, and Neurogen Corporation is conducting Phase 1 safety studies of its anti-obesity drug, NGD-95-1, under co-development with Pfizer Inc. The Company is also aware of other drugs and technologies relating to the treatment of obesity which are in earlier stages of development. See "Competition" and "Risk Factors - Risks Relating to Redux."

         Proprietary Rights: Under the Servier Agreements, the Company has an exclusive license to sell dexfenfluramine in the U.S. under a patent covering the use of dexfenfluramine to treat abnormal carbohydrate craving, which has been sublicensed by the Company to AHP. This use patent expires in 2000, although the Company has applied for an extension of the expiration date by an amount of time relating to the FDA regulatory review process (but in any event no longer than five additional years). However, there can be no assurance of receipt of such extension on a timely basis or at all or as to the period of any such extension. Upon expiration of the patent, generic drugs claiming the same use previously covered by the patent may become available. Fenfluramine is already available in the United States for the treatment of obesity. See "Competition", "Patents and Proprietary Rights" and "Government Regulation."

Citicoline:

         Cytidyl diphosphocholine ("citicoline") is under development by the Company as a potential treatment for ischemic stroke. An ischemic stroke occurs when brain tissue dies or is severely damaged as the result of interrupted blood flow caused by a clogged artery which deprives an area of the brain (the "infarct") of blood and oxygen. This loss of blood flow and oxygen causes among other events, a breakdown of brain cell membranes and puts the surrounding tissue (the "penumbra") at risk for death, resulting in an extension of the size of infarct probably from the release and oxidation of such compounds as free fatty acids. This release is likely caused in part by the inappropriate release of glutamate and other neurotransmitters.

         Citicoline appears to have multiple mechanisms of action in diminishing the effects of stroke. Citicoline is believed to remove fatty acids, which would otherwise yield toxic oxidation products, by incorporating them into membrane constituents. Citicoline is also believed to promote the formation of additional membrane elements needed by damaged neurons to restore functional activity by raising blood levels of choline and cytidine, substrates believed to be essential for the formation of the nerve cell membrane. Citicoline is thereby believed to help stabilize the cell membrane and, as a result, decrease edema, or brain swelling, caused when blood flow to brain cells is stopped, and reestablish normal neurochemical function in the brain. Finally citicoline also increases levels of acetylcholine, a neurotransmitter believed to be associated with learning and memory functions.

         During fiscal 1996, the Company completed its first Phase 3 clinical trial in the U.S. to treat patients suffering from ischemic stroke. The results of the double blind placebo control, dose-ranging trial were presented at the 48th Annual Meeting of the American Academy of Neurology on March 28, 1996, and indicated a statistically significant improvement in the recovery of patients suffering from ischemic stroke who were treated with certain doses of citicoline compared with patients who received placebo.

         In the trial, 259 patients with ischemic stroke were enrolled within 24 hours following the onset of symptoms. The average time from onset of symptoms to initiation of treatment was approximately 14 hours. Patients were randomly assigned to receive placebo or one of three oral doses of citicoline (500 milligrams, 1000 milligrams or 2000 milligrams daily) for six weeks and were monitored for an additional six weeks. The primary efficacy outcome in the study was improved neurologic function, as assessed by the Barthel Index, which utilizes a 100-point rating scale. It was found that 53% of patients who received 500 milligrams daily of citicoline achieved a score of 95 or greater on the Barthel Index, indicative of complete or near-complete recovery from stroke, compared with 33% of placebo-treated patients (p less than 0.04). This significantly greater improvement can also be expressed as the probability that for every 100 stroke patients treated with 500 milligrams of citicoline within 24 hours of symptom onset, at least 20 more would achieve complete or near-complete recovery than if treated with placebo.

         Patients in both the 500 milligram or 2000 milligram groups exhibited significantly greater (p less than 0.05) improvement on the Barthel Index at week 12 than placebo-treated patients. Data showed that the rate of improvement was significantly faster for these treatment groups than for the placebo group (p less than 0.02), with patients receiving 500 or 2000 milligrams per day achieving complete or near-complete recovery two weeks faster than placebo-treated patients.



In addition, patients in the 500 milligram and 2000 milligram groups exhibited significantly greater improvement in mental function (p less than 0.04), as measured by the NIH Stroke or Rankin scales which grade the cognitive state of patients.

         Results of this study also showed that patients who received 500 milligrams of citicoline daily were more than twice as likely to manifest minimal or no disability at 12 weeks following stroke as patients who received placebo, as measured by the NIH Stroke Scale. The NIH Stroke Scale analysis showed that 34% of all citicoline-treated patients compared to 16% of placebo-treated patients achieved complete or near-complete normalization of function, as indicated by scores 0 to 1, at 12 weeks following stroke (p less than 0.04). In addition, global neurologic status, assessed by another well-known measurement, the Rankin Scale, was significantly improved (p less than 0.04) with citicoline treatment compared to placebo. There was no significant difference in the incidence of death among the four treatment groups in the trial. The safety profile of all citicoline groups differed minimally from placebo; only the rate of dizziness and accidental injuries (falls) differed significantly from placebo. The 500 mg dose was deemed to be optimal, although all doses appeared to be well tolerated.

         Efficacy outcome measures for the 1000 milligram daily group did not reach statistical significance in this trial. Patients in the 1000 milligram group had statistically significantly higher body weight on baseline entry into the study compared to the other treatment groups and a higher prevalence of co-morbid medical conditions. The Company believes that this and other confounding variables may explain the performance of the 1000 milligram group in the trial, although there can be no assurance that this interpretation is correct. See "Risk Factors - Uncertainties Relating to Clinical Trials."

         In 12 patients studied in this trial at one center, a specialized imaging technique was used to measure the size of the infarct. Analysis of this group of patients suggests that citicoline treatment limited the size of infarct following interrupted blood flow in connection with stroke.

         In June 1996, the Company initiated a second Phase 3 trial with citicoline to treat patients suffering from ischemic stroke. The double-blind, placebo controlled trial will involve several hundred patients, take place on a national, multi-center basis and test 500 milligrams of citicoline administered daily against placebo. The primary efficacy outcome of the study will be improved neurologic function at three months after stroke onset. In October 1996, the Company initiated a supportive Phase 3 study with citicoline to study its effect in limiting the size of infarct caused by stroke. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In January 1993, the Company licensed exclusive marketing and manufacturing rights based on certain patent rights relating to the use of citicoline, including certain patent and know-how rights in the U.S. and know-how rights in Canada, from Grupo Ferrer, a Spanish pharmaceutical company ("Ferrer"). See "Agreements - Citicoline." The compound citicoline is not covered by a composition of matter patent. The licensed U.S. patent covering the administration of citicoline to treat patients afflicted with certain conditions associated with the inadequate release of brain acetylcholine expires in 2003. As described in the licensed U.S. patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuro-muscular disorders including myasthenia gravis and post-stroke rehabilitation. The claim of the licensed patent, while being broadly directed to the treatment of inadequate release of brain acetylcholine, does not specifically recite the indications for which the Investigational New Drug
("IND") application has been filed. In addition to any proprietary rights provided by this patent, the Company expects to rely on certain marketing exclusivity regulations of the FDA. In March 1995, the Company filed a patent application relating to the use of citicoline to reduce infarct size. Additional domestic and international applications were filed by the Company in 1996. See "Patents and Proprietary Rights," "Government Regulation" and "Risk Factors - Uncertaintity of Patent Position and Proprietary Rights."

         In June 1996, Genentech, Inc. announced that its clot-dissolving agent, Activase, a genetically engineered version of the naturally occurring tissue plasminogen activator (t-PA), was cleared for marketing by the FDA for treatment of acute ischemic stroke within three hours of symptom onset. Activase is the first therapy to be indicated for the management of stroke. A number of other drugs in clinical trials are also being developed for this indication, including compounds under development by Janssen Pharmaceutical NV and Boehringer Ingelheim GmbH. Based on citicoline clinical data to date, however, the Company believes citicoline may be an attractive post-stoke therapy, particularly due to its potentially broader, 24-hour post-stroke therapeutic window and its possible use in combination with other therapies.


         Supplies of citicoline used for clinical purposes have been produced on a contract basis by a third party manufacturer. Ferrer has the right to manufacture commercial supplies, subject to certain conditions. The Company is evaluating marketing options for the drug and may expand its sales force and develop a marketing organization to market or co-promote citicoline to neurologists and related specialists, and/or seek to enter into a collaboration with a large pharmaceutical company for marketing of the drug, assuming succesful development and regulatory approval of the drug.

Pagoclone:

         Pagoclone is under development by the Company as a drug to treat panic/anxiety disorders. These disorders are believed to be related to excess activity of certain neurons, resulting from the decreased action of the neurotransmitter GABA (gamma amino butyric acid). The Company believes that pagoclone increases the action of GABA, thus reducing excess neuronal activity and alleviating symptoms of panic and anxiety.

         Current pharmacological treatments for anxiety and panic disorders include serotonin agonists such as BuSpar, and benzodiazepines, such as Valium and Xanax, as well as the serotonin reuptake inhibitor, Paxil, approved for the treatment of panic disorders. Serotonin agonists have been shown to have limited effectiveness in treating anxiety and are generally not effective in treating panic disorders. Although benzodiazepines help to regulate GABA in the brain, they may cause side effects such as sedation, hangover, dizziness and tolerance with continuing use and have the potential for addiction. In addition, the sedative/hypnotic effects of benzodiazepines are increased by alcohol intake, which may lead to serious side effects that may include coma.

         In November 1996, the Company initiated its first Phase 2/3 trial of pagoclone in patients suffering from panic disorder. This national, multi-center dose-response trial will include an estimated 300 patients and will compare the effects of three doses of pagoclone to placebo in treating panic disorder during a 10-week period. Primary outcome measures will include the frequency and severity of panic attacks experienced by patients. The Company submitted an IND application for this trial in September 1996, following the completion of a multiple-dose tolerability trial in the United Kingdom. Pre-clinical and early clinical data suggest that pagoclone may offer advantages over traditional benzodiazepine anti-anxiety agents, including reduced drowsiness, lower addiction and withdrawal potential and less potential for alcohol interactions.

         In 1994, the Company licensed from RPR exclusive worldwide rights to pagoclone, in exchange for licensing, milestone and royalty payments to RPR. See "Patents and Proprietary Rights." The Company currently intends to seek to sublicense marketing rights to this product.

Melzone and Melatonin Related Compounds:

         The Company has developed Melzone, a dietary supplement which contains a low dose form of melatonin, a naturally occurring hormone produced by the pineal gland that may play a key role in regulating the body's circadian rhythm, or biologic clock. Research has shown that when a person's melatonin level mimics normal nighttime levels produced by the body, sleep is induced, and when it is low, wakefulness and vigilance are enhanced. Melzone contains the amount of melatonin believed to be appropriate to raise blood melatonin levels to normal nighttime levels following which, these levels fall again each morning consistent with a normal day-night rhythm in blood melatonin levels.

         Melatonin is believed to induce restful sleep while offering advantages over currently available sleeping aids, many of which may have undesirable side effects, such as amnesia or "hangover". Although melatonin is available, generally at much higher strengths, as a dietary supplement in health food stores and other outlets, the Company believes that lower strengths, which are intended to mimic normal nighttime levels, and which are manufactured in accordance with good manufacturing practices, can offer an innovative inducement of sleep with a reduced risk of adverse side effects that may be associated with higher doses.

         The Company initiated regional test-marketing of Melzone in December 1996 in the greater Boston area as a dietary supplement containing 0.3 milligram of melatonin for normal restful sleep. This product is based upon research leading to a patent licensed by the Company from MIT in September 1995 that covers the use of very low amounts (less than one milligram) of melatonin for the induction of sleep, in exchange for royalties based on sales.

         A patent was also issued to the Company in April 1995 for a class of melatonin analogs that includes IP-100-9, under limited pre-clinical development as a novel prescription sleeping aid. The analogs, compounds with chemical structures similar to melatonin, were synthesized through rational drug design computer modeling techniques, using naturally occurring melatonin as a lead compound.

THE SUBSIDIARIES

INTERCARDIA, INC.

         General

         Through Intercardia, the Company is developing bucindolol, a cardiovascular drug in Phase 3 clinical trials for the treatment of congestive heart failure ("CHF"), a syndrome of progressive degeneration of cardiac function which is generally defined as the inability of the heart to pump sufficient volume of blood for proper functioning of vital organs. CHF is caused by a number of conditions that produce a primary injury or stress to the heart muscle. Regardless of the cause of the primary damage, the body will activate compensatory mechanisms in an attempt to maintain cardiac output. These mechanisms include activation of the cardiac adrenergic systems resulting in stimulation of beta-adrenergic receptors on cells located in the heart and vascular system. Chronic stimulation of these receptors is believed to contribute to the continual worsening of cardiac function and high mortality.

         Intercardia licensed worldwide rights to bucindolol through its 80% owned subsidiary, CPEC, Inc. ("CPEC") of which the remaining 20% is owned by Interneuron. Originally developed by Bristol-Myers Squibb Company ("BMS") and licensed by BMS to CPEC in exchange for royalties based on sales, bucindolol is a non-selective beta-blocker with mild vasodilating properties that works by blocking beta-adrenergic receptors on cells located in the heart and vascular system. The Company believes that vasodilating beta-blockers such as bucindolol possess potential advantages over earlier beta blockers (which are contra-indicated for CHF) and represent a promising approach to the treatment of CHF. Bucindolol is expected to be used in addition to other drugs for the treatment of CHF.

         The Company is aware that carvedilol, also a vasodilating non-selective beta-blocker, owned by Boehringer Mannheim GmbH and licensed in the U.S. and certain other countries to SmithKline Beecham PLC, is under review by the FDA. Although an advisory committee of the FDA recommended against the approval of carvedilol as a treatment for congestive heart failure, the Company believes that SmithKline Beecham is continuing to attempt to gain FDA approval of carvedilol as a treatment for CHF and it is possible that carvedilol could receive approval by the FDA for marketing as a treatment for CHF prior to bucindolol. The Company is aware that carvedilol has been approved for the treatment of CHF in seven countries, including Canada. See "Competition."

         The U.S. composition of matter patent on bucindolol expires in 1997, prior to the anticipated launch of the product. Intercardia intends to pursue up to five years' market exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the Waxman-Hatch Act) by developing a once-daily formulation. See "Government Regulation" and "Risk Factors - Uncertainty Regarding Waxman Hatch Act." Intercardia intends to seek partners for the development and marketing of this formulation.

         BEST Study

         A Phase 3 clinical trial began in June 1995 among patients with CHF, to test whether the addition of bucindolol to optimal therapy for CHF will reduce mortality in patients with moderate to severe CHF. Known as BEST (Beta- blocker Evaluation of Survival Trial), the bucindolol study is being conducted by the National Institutes of Health ("NIH") and the Department of Veterans Affairs ("VA"). The BEST study is designed to include up to 2,800 patients (of which at least 33% are recommended to be female), having moderate to severe symptons (NYHA classes III and IV), at approximately 90 clinical centers throughout the U.S. As of November 30, 1996, 1,350 patients have been enrolled in the BEST study. All patients are expected to receive a minimum follow-up of 18 months or more, giving a potential maximum duration for the study of four and one half years. The study is designed so that in the event that significant mortality improvement is evident to an independent Data and Safety Monitoring Board during the course of the study, the study could be stopped early.

         The NIH and VA have committed up to $15,750,000 primary funding for BEST, with specific levels of NIH/VA funding to be based upon patient enrollment milestones. Intercardia has agreed to commit up to $2,000,000 over the course of the study (of which $1,250,000 has been paid as of September 30, 1996), in addition to supplying the drug and providing monitoring services estimated to cost an additional $2,250,000.

         Marketing

         In December 1995, Intercardia entered into an agreement with Astra Merck for the development, commercialization and marketing in the U.S. of a twice-daily formulation of bucindolol for the treatment of CHF. Under the agreement, Astra Merck made a $5,000,000 initial payment to Intercardia and agreed to fund up to $15,000,000 of U.S. development costs for the twice-daily formulation of bucindolol, including Intercardia's costs related to the BEST study. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Astra Merck agreed to market bucindolol, with Intercardia retaining certain co-promotion rights, and agreed to make milestone payments to Intercardia upon FDA approval and the achievement of specified levels of sales. Intercardia is entitled to royalties of 15% of the first $110,000,000 of net sales and 30% of yearly net sales above $110,000,000, adjusted for inflation, and Astra Merck agreed to pay royalties due BMS. Intercardia is committed to reimburse Astra Merck $10,000,000 in December 1997 and to reimburse one-third of the launch costs through the first 12 months of commercial sales, up to a total launch cost reimbursement of $11,000,000. In the event Intercardia does not make either of these payments, the royalty rate declines to 7% of net sales. Intercardia retained U.S. rights to a once-daily formulation of bucindolol as well as rights for all formulations of bucindolol outside the U.S.

         Intercardia Initial Public Offering

         In February 1996, Intercardia completed its initial public offering (the "Intercardia IPO"), resulting in net proceeds of approximately $35,000,000, including approximately $5,000,000 from Interneuron's purchase of Intercardia Common Stock in the Intercardia IPO.

         CPEC Acquisition

         In September 1994, Intercardia acquired 80% of the outstanding capital stock of CPEC and in January 1996, Interneuron acquired the remaining 20% of CPEC not owned by Intercardia. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Early-Stage Programs

         Intercardia's   pre-clinical   research  and  development   activities,
conducted through its 61% owned subsidiary, Aeolus Pharmaceuticals, Inc. ("Aeolus") are focused currently in the area of antioxidant small molecules. These compounds may have potential to address diseases involving toxicities associated with excess oxygen free radicals and regulation of nitric oxide levels. These diseases include cardiomyopathy, neonatal respiratory distress syndrome, adult respiratory distress syndrome and stroke. Intercardia may implement its expansion strategy by establishing additional subsidiaries for targeted development programs.


         Clayton I. Duncan is President and Chief Executive Officer of Intercardia, which had 16 full-time employees as of September 30, 1996. As of September 30, 1996, Interneuron owned approximately 60% of the outstanding securities of Intercardia, and 51% on a fully diluted basis. In certain circumstances, Interneuron has the right to purchase additional shares of Intercardia common stock at fair market value so that Interneuron's equity ownership in Intercardia does not fall below 51%.


PROGENITOR, INC.

         Progenitor, formed in February 1992, focuses on functional genomics using developmental biology and is engaged in the discovery, characterization and validation of novel genes, receptors and related proteins. Progenitor's functional genomic approach combines developmental biology expertise and proprietary technology with gene sequencing and other molecular biology techniques to accelerate the discovery process. Using its developmental biology approach to functional genomics, Progenitor has made several discoveries, including the discovery of the B219 leptin receptor, for which it filed several patent applications. Progenitor believes leptin may have important roles in blood cell formation ("hematopoiesis"), reproduction and obesity. Progenitor has entered into a collaboration with Chiron for the development and commercialization of Progenitor's T7T7 gene delivery system, and a collaboration with Novo Nordisk for the isolation, development and commercialization of blood cell growth factors.

         Developmental biology is the study of the genetic and cellular events that control the transformation of a fertilized egg into a full-formed, complex organism. Many genes involved in the process of cell growth and differentiation may be expressed exclusively, or at enhanced levels, during certain stages of early development and may become inactive in the normal cells of full-formed organisms. By comparing the sequential expression of genes from one stage of early development to the next, Progenitor believes it can identify, isolate and sequence specific genes, receptors and other proteins which play key roles in cell growth and differentiation. Progenitor believes that early developmental cells and tissues are a rich and largely unexploited source for genes and proteins that may lead to the development of treatments for diseases characterized by aberrant cell growth and differentiation, such as cancer, blood and immune system disorders and degenerative diseases associated with aging.

         Progenitor possesses a number of proprietary technologies that it uses in its discovery programs. Progenitor has developed proprietary methods and cell lines using mouse (murine) embryonic stem cells for studying the differentiation of cells in the early development of tissues and organs. Progenitor also has developed proprietary techniques to isolate, grow, maintain in culture and differentiate cells from the murine yolk sac. The yolk sac contains the earliest cells in development that are committed to differentiate into the blood, immune and vascular systems. In addition, Progenitor has developed proprietary gene cloning and screening techniques to identify genes that encode receptors for growth factors believed to be important in hematopoiesis and cancer therapy, as well as the growth and development of neural and other tissues.

         Progenitor has used its functional genomics approach to make three principal discoveries. In addition to its ob-r, or B219, leptin receptor discovery, Progenitor has discovered, in collaboration with Vanderbilt University ("Vanderbilt"), the developmentally-regulated endothelial cell locus ("del-l") gene. The del-l gene is involved in the early growth and development of blood vessels and bone. Progenitor believes that del-l may have potential applications in diseases accompanied by excessive blood vessel formation, such as cancer, and in cardiovascular and other disorders that may be treatable by stimulating blood vessel growth. Progenitor also has identified a murine burst forming units-erythroid ("BFU-e") red blood cell growth factor activity. Progenitor believes that a BFU-e factor may be useful in the development of treatments for a variety of blood disorders.

         Progenitor currently is focusing its efforts and resources on the discovery, characterization and validation process and intends to seek to enter into corporate collaborations for the development and commercialization of any drugs or other products developed based on its discoveries. In March 1995, Progenitor entered into an agreement with Chiron for the development and commercialization of Progenitor's T7T7 gene delivery system for selected applications. In May 1995, Progenitor entered into a development and commercialization agreement with Novo Nordisk relating to the BFU-e red blood cell growth factor. See "Agreements--Progenitor Agreements".



         Progenitor's research is at a very early stage, and Progenitor requires significant additional funds to complete development, conduct pre-clinical and clinical testing and pursue regulatory review of any potential products.
Progenitor is seeking to enter into additional collaborations or business combinations to pursue development of its technologies and/or to obtain independent equity financing. There can be no assurance that Progenitor's efforts to obtain such additional funding or collaborations will be successful, in which case Progenitor would be required to reduce or eliminate certain operations.

         Douglass B. Given, M.D., Ph.D. is President and Chief Executive Officer of Progenitor, which had 25 full-time employees as of September 30, 1996. As of September 30, 1996 Interneuron owned approximately 76% of the outstanding capital stock of Progenitor.


TRANSCELL TECHNOLOGIES, INC.

         Transcell is engaged in developing new pharmaceutical products using core technologies in the field of carbohydrate chemistry. Transcell's primary core technology is directed toward drug discovery based on the chemical synthesis of complex carbohydrate compounds known as oligosaccharides and glycoconjugates. Transcell also has technology relating to the development of new carrier compounds for transport and/or targeted delivery of a wide variety of drugs, including gene-based therapeutics, directly into cells. Transcell has exclusive, worldwide licenses to its core technologies from Princeton
University, where Daniel Kahne, Ph.D., and Suzanne Walker-Kahne, Ph.D., consultants to Transcell, performed Transcell's founding scientific research.

         Combinatorial Chemistry

         Transcell's efforts are focused primarily on its drug discovery technology which involves methods of synthesizing oligosaccharides, which are carbohydrate molecules, for therapeutic use. Oligosaccharides are present on all cell surfaces and, in different configurations, are integral to virtually all inter-cellular reactions, including viral, bacterial and immune system interactions. Transcell's technology is also directed toward adding carbohydrate components to existing molecules to make glycoconjungates to improve the overall efficacy and toxicity profile of the parent compound. Transcell believes its novel carbohydrate synthesis technology may reduce the obstacles associated with traditional methods for making carbohydrates, such as lack of specificity, low yields and relatively long production periods producing unique libraries of oligosaccharide compounds and glycoconjugates more efficiently and in fewer steps, with both solution and the solid phase methods.

         Transcell is applying this technology to produce libraries of carbohydrates and glycoconjugates for screening as drug candidates. Transcell's combinatorial chemistry approach in this area is based upon investigating the synthesis of both random libraries of carbohydrates and carbohydrates directed to a specific therapeutic target. Transcell has rights under several patent applications that are currently pending in the U.S. and several foreign jurisdictions and which cover various aspects of the synthesis of oligosaccharides. Notices of Allowance have been received in three of such patent applications.

         Drug Transport

         Transcell's second core technology is focused on utilizing a series of "carrier" compounds (Transphores) to deliver therapeutic compounds across various membranes. Biological membranes are essentially impermeable to many molecules, including proteins and oligonucleotides, thereby decreasing the efficacy of diagnostics or therapeutics based on such compounds. Two patents and one notice of allowance in the United States have been issued on this technology. Corresponding foreign patent applications are pending.

         Gene therapy

         Transcell has synthesized a series of novel compounds that may permit the transport (transfection) of DNA or antisense molecules into cells without the use of a viral-based delivery mechanism. Patent applications, including foreign counterparts, covering these compounds and their uses are pending or are being filed.



         Transcell's research is at a very early stage and requires significant additional funds to complete development, conduct pre-clinical and clinical testing and pursue regulatory review of any potential products. Transcell is seeking to enter into collaborations or business combinations to pursue development of its technologies but has no agreements with respect to any significant collaborations. There can be no assurance that Transcell's efforts to obtain such additional funding or collaborations will be successful, in which case Transcell would be required to reduce or eliminate certain operations.

         Glenn L. Cooper, M.D., is the Acting President and Chief Executive Officer of Transcell, which had 30 full-time employees as of September 30, 1996. At September 30, 1996, Interneuron owned approximately 78% of Transcell's outstanding capital stock.

INTERNUTRIA, INC.

         In April 1995, Interneuron formed InterNutria to develop and market non-prescription, nutritional products for the dietary management of medical and non-medical conditions. InterNutria's product strategy is based on initial research conducted at MIT by scientific founder Judith Wurtman, Ph.D., which examined the connection between food, behavior and the brain, and how modifications of food intake can enhance the synthesis and release of certain neurotransmitters and thus enhance control over behavior, performance and disease states.

         InterNutria's strategy is to acquire, develop and commercialize proprietary nutritional products that are clinically evaluated, regulated by the Dietary Supplement Health Education Act of 1994 ("DSHEA") for the dietary management of physiological processes, and manufactured in a well-controlled environment. Under the provisions of DSHEA, these are "foods or beverages which have been uniquely developed to provide medical, health or performance benefit, including the management of disease states." The marketing of InterNutria's products is expected to be consumer-oriented. See "Government Regulation."

         In November 1995, InterNutria acquired technology, including a patent application and know-how, from Walden Laboratories, Inc., relating to InterNutria's first potential product, PMS Escape, in exchange for $2.4 million payable in two installments of Interneuron Common Stock, the first in late 1996 and the second in late 1997, at the then-prevailing market price. Certain affiliates of Interneuron are or were stockholders of Walden but will not receive any of the purchase price. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         PMS Escape, a dietary supplement for women with pre-menstrual syndrome, is a powdered beverage mix that contains a special formulation of natural carbohydrates specifically designed to increase serotonin levels. In October 1996, InterNutria expanded a regional test launch of PMS Escape in New England, where the product is available at certain retail outlets, while continuing clinical evaluation of the product. Depending upon the results of the test launch, ongoing clinical evaluation and the availability of sufficient funds, the Company will determine whether to commence commercial launch of PMS Escape beyond the New England region. InterNutria currently has a six-person sales force, retained on a contract basis, targeting obstetricians and gynecologists, as well as retail accounts. Any broader commercial marketing, including distribution and order fulfillment, is similarly expected to be conducted on a contract basis.

         InterNutria is also  developing a sports drink as a dietary  supplement
for  enhancement  of  athletic   performance  and  reduction  of  fatigue  which
InterNutria expects to test launch on a regional basis in fiscal 1997.

         James F. Pomroy is Chairman and Lewis D. Lepene is President and Chief Executive Officer of InterNutria, which had five full-time employees as of September 30, 1996. As of September 30, 1996, Interneuron owned 100% of the outstanding capital stock of InterNutria.

MANUFACTURING AND MARKETING

         General

         The Company has no manufacturing facilities and limited marketing capabilities. In general, the Company intends to rely primarily on third parties for manufacturing and for marketing products requiring broad marketing capabilities and for overseas marketing. For certain products, including Redux, citicoline, Melzone and InterNutria's dietary supplements and medical foods, the Company is conducting and may conduct certain marketing or co- promotional activities in the United States directly. Such activities may include a combination of educational programs to professional audiences, sales force activities or direct advertising and promotion.

         To the extent the Company enters into collaborative arrangements with pharmaceutical and other companies for the manufacturing or marketing of products, these collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances, and for commercial-scale manufacturing. These collaborators are expected to be granted exclusive or semi-exclusive rights to sell specific products on a disease application or market specific basis in exchange for a royalty, joint venture, equity investments, co-marketing or other financial interest. Such collaborative arrangements could result in lower revenues than if the Company marketed a product itself.

         In the event the Company determines to establish its own manufacturing or marketing capabilities, it will require additional funds for manufacturing, facilities, equipment and personnel. For example, the Company may seek to market certain products by developing its internal sales force or through contract sales representatives, directly to selected groups of physician specialists likely to prescribe the product. In such event, the Company would be responsible for all costs associated with developing, manufacturing and marketing the product. For ongoing or planned regional test launches of Melzone, PMS Escape and Boston Sports Supplement, the Company is or will be responsible for these costs. Depending upon the results of the test launches, ongoing clinical evaluation and the availability of sufficient funds, the Company will determine whether to commence commercial launch of PMS Escape and Boston Sports Supplement beyond the regional test launch areas.


         Redux

         With respect to the marketing and manufacture of Redux, the Company has sublicensed its exclusive U.S. marketing rights to AHP, while retaining co-promotion rights. The Company will rely on AHP to target the obesity market and for distribution and advertising and promotional activities. The Company's approximately 30-person sales force is promoting Redux to selected diabetologists, endocrinologists, bariatricians, nutritionists and weight management specialists, subject to certain restrictions. Under the Servier Agreements, the Company is required to purchase from a designee of Servier for five years from commercial introduction all requirements of dexfenfluramine bulk chemical for incorporation into the finished dosage formulation. Under a contract manufacturing agreement expiring in December 1998 Boehringer is producing on behalf of Interneuron commercial scale quantities of the finished dosage formulation of Redux in capsule form. See "Agreements - Redux Agreements."

         Citicoline

         Supplies of citicoline used for clinical purposes have been produced on a contract basis by a third party manufacturer. Ferrer has the right to manufacture commercial supplies, subject to certain conditions. The Company is evaluating marketing options for the drug and may expand its sales force and develop a marketing organization to market or co-promote citicoline to neurologists and related specialists, and/or seek to enter into a collaboration with a large pharmaceutical company for marketing of the drug.

         Bucindolol

         Intercardia has an agreement with Astra Merck for the U.S. development and marketing of bucindolol. A steering committee consisting of representatives of Intercardia and Astra Merck will select a third party manufacturer for bucindolol for the U.S. Astra Merck agreed to conduct sales and marketing of bucindolol in the U.S., with Intercardia retaining co-promotion rights. See "Agreements - Intercardia Agreements."

         Progenitor

         Progenitor   has  an  agreement  with  Chiron  to  collaborate  in  the development and commercialization of Progenitor's gene delivery technology in selected cancer fields, and for certain cardiovascular disorders and infectious diseases, for which Chiron gains certain exclusive manufacturing and marketing rights. Chiron agreed to supply clinical and commercial manufacturing for any products resulting from the collaboration and would be a preferred manufacturer for the product fields retained by Progenitor. See "Agreements - Progenitor Agreements."

         Progenitor and Novo Nordisk have a research, development and commercialization agreement under which Novo Nordisk will gain access to one proprietary therapeutic growth factor project that addresses early development of the hematopoietic (blood-cell formation) system and may be valuable in cancer therapy and as treatments for diseases of the blood and immune systems. Novo Nordisk has the right to manufacture and market, on an exclusive worldwide basis, any products developed from this collaboration. See "Agreements - Progenitor Agreements."

COMPETITION

         General

         The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical companies and specialized biotechnology companies, are engaged in research and development of technologies and therapies similar to those being pursued by the Company. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and, unlike the Company, have significant experience in pre-clinical testing, human clinical trials and other regulatory approval procedures.

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

         Redux

         The marketing of Redux may be subject to substantial competition. Dexfenfluramine is an isomer of fenfluramine, which is sold under the brand name Pondimin by AHP for approximately the same use as dexfenfluramine, although indicated only for "short-term (a few weeks) use." Although dexfenfluramine is distinguishable from fenfluramine, there can be no assurance that Redux, which is priced higher than Pondimin, will achieve greater market acceptance than Pondimin or any other prescription drug used to treat obesity. AHP also has an anti-obesity compound which the Company believes is in Phase 2 clinical trials. The Company is aware of other drugs under development for the treatment of obesity, including sibutramine, for which an affiliate of BASF AG has filed an NDA. Although an FDA advisory committee has recommended against its approval, it has been reported that the FDA has issued an approvable letter for the drug. An affiliate of Roche Holdings Ltd. is developing a drug, Orlistat, to block fat absorption that has completed Phase 3 clinical trials, and Neurogen Corporation is conducting Phase 1 clinical trials with an anti-obesity drug, NGD 95-1. The introduction of additional competitive obesity drugs may adversely affect Redux sales. Other drugs and technologies relating to the treatment of obesity are in earlier stages of development and, due to the limited period of marketing exclusivity, Redux may eventually be subject to competition from generic versions of dexfenfluramine. These drugs can be expected to be available at a significantly lower price than Redux, especially due to the minimum royalties due to Servier and fixed price provisions for the purchase of dexfenfluramine to which the Company is subject. Competitive factors will also include the relative price of competitive drugs as well as their perceived safety and effectiveness. See "Risk Factors - Risks Relating to Redux - and - Competition."

         Citicoline

         In June 1996, Genentech, Inc. announced that its clot-dissolving agent, Activase, a genetically engineered version of the naturally occurring tissue plasminogen activator (t-PA), was cleared for marketing by the FDA for the treatment of acute ischemic stroke within three hours of symptom onset. Activase is the first therapy to be indicated for the management of stroke. A number of other drugs in clinical trials are also being developed for this indication, including compounds under development by Janssen Pharmaceutical NV and Boehringer Ingelheim GmbH. Based on


existing clinical data on citicoline, however, the Company believes citicoline may be an attractive post-stroke therapy, particularly due to its potentially broader, 24-hour post-stroke therapeutic window.

         Bucindolol

         The cardiovascular drug market is highly competitive with many drugs marketed by major multi-national and integrated pharmaceutical companies having substantially greater technical, marketing and financial resources than Intercardia. In particular, carvedilol, a non-selective beta-blocker with vasodilating properties is owned by Boehringer Mannheim GmbH and licensed in the U.S. and certain other countries to SmithKline Beecham. Since 1991, carvedilol has been approved as a treatment for hypertension in several European countries, and in September 1995, it was approved by the FDA for commercial marketing in the U.S. as a twice-daily treatment for hypertension. In February 1995, the Phase 3 studies of carvedilol for treatment of congestive heart failure were stopped early due to carvedilol's unexpected effect in reducing mortality. In November 1995, SmithKline Beecham submitted data to the FDA to supplement its hypertension NDA for carvedilol to cover the treatment of congestive heart failure. Although an FDA advisory committee recommended against carvedilol as a treatment for congestive heart failure in May 1996, the Company believes that SmithKline Beecham is continuing to attempt to gain FDA approval for carvedilol as a treatment for CHF and there can be no assurance that carvedilol will not be approved for treatment of congestive heart failure, possibly prior to bucindolol. The Company is aware that carvedilol has been approved for the treatment of CHF in at least seven countries, including Canada. In addition, beta-blockers have not historically been accepted by the medical community to treat congestive heart failure, and substantial educational efforts may be required to convince physicians of the therapeutic benefits of bucindolol notwithstanding its action as a beta-blocker. The Company is also aware of other drugs and devices under development for the treatment of heart failure. E. Merck is testing bisoprolol, a beta-1 selective beta-blocker marketed in the U. S. by a division of AHP for hypertension, as a treatment in CHF patients in Europe. The Company believes that Astra AB has initiated or plans to initiate shortly a large mortality study for the beta-1 selective beta-blocker metoprolol.

         Pagoclone

         Current therapy for anxiety generally includes the prescription of benzodiazepine-class and serotonergic compounds. In addition, the Company is aware of competitors which market certain prescription drugs for indications other that anxiety who are planning to seek an expansion of labelling to include anxiety as an indication. The Company believes it is likely there are also several compounds for anxiety that are in an early stage of preclinical or clinical development.

         There can be no assurance that products under development or introduced by others will not render the Company's products or potential products obsolete or uneconomical or result in treatments or cures superior to any therapy developed by the Company or that any therapy developed by the Company will be preferred to any existing or newly developed products or technologies. Other companies may succeed in developing and commercializing products earlier than the Company which are safer and more effective than those proposed for development by the Company. Further, it is expected that competition in these fields will intensify. Colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with those of the Company. In addition, these institutions may compete with the Company in recruiting highly qualified scientific personnel. The Company expects technological developments in its fields of research and development to occur at a rapid rate and expects competition to intensify as advances in these fields are made. Accordingly, the Company will be required to continue to devote substantial resources and efforts to research and development activities.

AGREEMENTS

Redux Agreements:

         AHP Agreements

         In November 1992, the Company entered into a series of agreements (the "AHP Agreements") which granted American Cyanamid Company the exclusive right to manufacture and market dexfenfluramine in the U.S. for use in treating obesity associated with abnormal carbohydrate craving, with the Company retaining co-promotion rights. In 1994 AHP acquired American Cyanamid Company. The agreement is for a term of 15 years commencing on the date dexfenfluramine is first commercially introduced by AHP, subject to earlier termination.


         Under the AHP Agreements, through September 30, 1996, the Company received $5,000,000 in milestone payments, $3,500,000 in equity investments and approximately $1,700,000 in research and development funding. As of December 13, 1996, AHP owned shares of Interneuron Preferred Stock convertible into an aggregate of 622,222 shares of Common Stock. AHP is obligated to make additional payments and purchase additional shares of Preferred Stock pursuant to the AHP Agreements upon the achievement of specified milestones, including descheduling of dexfenfluramine prior to April 1997 or the achievement of specified levels of net sales if dexfenfluramine is not descheduled. AHP is also responsible for reimbursing the Company for 50% of certain expenditures related to clinical development, Phase 4 studies and market surveillance for abuse potential.

         The AHP Agreements provide for "base" royalties to the Company of 11.5% of AHP's net sales (equal to the royalty required to be paid by the Company to Servier) and for "additional royalties", ranging from a minimum of 5% of the first $50,000,000 of net sales if dexfenfluramine is not descheduled to a maximum of 12% of net sales over $200,000,000 if dexfenfluramine is descheduled and the Company does not manufacture the finished dosage formulation of dexfenfluramine (subject to 50% reduction if generic drug competition exceeds a market share of 10% or greater of total new Redux prescriptions in two consecutive quarters); if the finished dosage formulation is manufactured by the Company (which the Company currently does under an agreement with Boehringer), the maximum additional royalty is 11%.

         The Company also agreed to sell to AHP and AHP agreed to purchase from the Company for five years from commercial introduction of dexfenfluramine all of AHP's requirements for dexfenfluramine in bulk chemical form at a purchase price equal to the price required to be paid by the Company to Servier.

         The Company and AHP agreed to confer with respect to the allocation of the obligation to manufacture Redux capsules between themselves and third parties and AHP approved Boehringer as a third party supplier.

         AHP has the right to terminate its sublicense upon 12 months notice to the Company. See "Risk Factors - Risks Relative to Redux." The AHP Agreements provide that Servier has the right to withdraw its consent to the sublicense in the event that any entity acquires stock in AHP sufficient to elect a majority of AHP's Board of Directors or otherwise obtains control of AHP, provided that no such termination shall occur if AHP or its successor achieves minimum net sales of $75,000,000 in the first marketing year or $100,000,000 thereafter or pays Servier amounts it would have been entitled to if AHP had achieved such minimum net sales. Servier consented to the AHP acquisition of American Cyanamid Company.

         AHP may continue to market Pondimin but agreed that so long as Redux remains commercially viable, AHP will differentiate Redux for promotional and marketing purposes and will not promote or market Pondimin or any other product for the anti-obesity indication which competes directly with Redux in a manner which negatively affects the future market for Redux.

         Effective June 1996 the Company entered into a three year co-promotion agreement with Wyeth-Ayerst. The agreement provides for Interneuron to promote Redux to certain diabetologists, endocrinologists, bariatricians and weight management specialists , subject to certain restrictions, and receive payments from AHP for a portion of the Company's actual costs for up to 33 salespersons during the first and second years. In addition, Interneuron is entitled to varying percentages of profit derived from sales generated by its sales force, after deducting costs, including cost of product revenue, royalties to Interneuron, and Interneuron's proportionate share of advertising and promotion costs. Total payments to Interneuron for sales force payments and profit sharing will not exceed $10,000,000 per year. Interneuron has agreed, if requested by AHP, to promote other products of Wyeth-Ayerst that fit within the physician specialists targeted by Interneuron's sales force. Interneuron's Redux sales force cannot promote another company's products except under certain conditions. The co-promotion agreement may be terminated by Wyeth-Ayerst under certain conditions including if sales generated by Interneuron do not exceed a specified level per year. Interneuron is able to terminate the agreement at any time on six month's notice.

         Servier Agreements

         The  Servier   Agreements,   entered  into  in  February  1990  and  as
subsequently amended, grant the Company an exclusive right to market dexfenfluramine in the U.S. to treat obesity associated with abnormal carbohydrate craving for a term of 15 years from the date dexfenfluramine is first marketed in the U.S. The agreements provide for royalties of 11.5% of net sales, with minimum royalties based on the achievement of specified net sales. The license includes rights to Servier's Redux trademark.

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

         An affiliate of Servier has agreed to supply the Company with, and the Company has agreed to purchase, all of the Company's bulk chemical requirements for dexfenfluramine for incorporation into the finished dosage formulation, subject to provisions for alternate supply if the Company's requirements cannot be satisfied. The purchase price is fixed, subject to annual increases to cover production costs. The supply agreement is for a term expiring five years from the date of commercial introduction of dexfenfluramine and is automatically extended for an additional five-year term, subject to provisions for termination for a third party supplier under certain conditions.

         Boehringer Ingelheim Agreement

         In November 1995, the Company entered into an exclusive manufacturing agreement with Boehringer under which Boehringer agreed to supply, and the Company agreed to purchase all of its requirements for Redux capsules from Boehringer. The contract, which expires December 31, 1998, contains certain minimum purchase and insurance commitments by the Company and requires conformance by Boehringer to the FDA's Good Manufacturing Practices regulations. The agreement provides for the Company to be able to qualify a second source manufacturer under certain conditions.

Citicoline

         In January 1993, the Company entered into a license and supply agreement with Ferrer (the "Ferrer Agreement") granting the Company the exclusive right to make, use and sell any products or processes developed under patent rights relating to certain uses of citicoline in exchange for an up-front license fee to be credited against royalties based on sales. The Company's license includes patent and know-how rights in the U.S. and know-how rights in Canada, and is for a period coextensive with Ferrer's license from MIT. The underlying U.S. patent expires in 2003. See "Patents and Proprietary Rights". The Ferrer Agreement also provides that Ferrer shall, subject to certain limitations, be the exclusive supplier at a fixed price of raw materials required for the manufacture of any product developed under such patent rights. The agreement provides that Ferrer may terminate the agreement under certain circumstances, including failure to obtain FDA approval prior to January 1999 or in the event more than 50% of the ownership of Interneuron is transferred to a non-affiliated third party.

Pagoclone

          In February 1994, the Company licensed from RPR exclusive worldwide rights to pagoclone, a patented compound, for use as an anti-anxiety drug, together with related know-how, in exchange for license fees, milestone payments and royalties based on sales.

MIT Licenses

         In March 1994, the Company entered into a license agreement with MIT granting the Company an exclusive worldwide license to a number of patent rights and related technology, including a patent covering a low-dose formulation of melatonin for use in inducing sleep, in exchange for an initial license fee and royalties based on sales.

         The Company also licensed from MIT in February 1992, a number of other patent rights with respect to which Dr. Richard Wurtman was the inventor or co-inventor in exchange for a license fee and royalties based on sales (the "MIT License"). The Company's license is exclusive for the longer of the first 12 years following commercialization of an individual licensed product or 2007. The patents underlying the MIT License expire at various times commencing in 1997.



         The MIT License includes a patent covering the use of a choline source to reduce fatigue caused by intense exercise. This license is subject to, and limited by, a license previously granted by MIT to another company, which licensed two U.S. patents relating to the use of lecithin in capsule, granular or liquid form (but not in food form or as part of a prescription drug) for raising blood choline levels. As the Company's choline sports drink (Boston Sports Supplement) is in a food form (e.g., a drink), it does not believe this license will materially restrict its ability to market this proposed product. Although the Company believes this product will be considered a food or a dietary supplement, there can be no assurance that the FDA will not regulate it as a drug, thereby requiring the filing and approval of an NDA.


Intercardia Agreements

         Astra Merck Agreement

         In December 1995, Intercardia entered into the Astra Merck Collaboration, a development and marketing collaboration and license agreement with Astra Merck which provides for the development, commercialization and marketing of a twice-daily formulation of bucindolol for the treatment of congestive heart failure in the U.S. Astra Merck made a $5,000,000 payment to Intercardia and agreed to fund up to $15,000,000 of development costs, including Intercardia's obligations relating to the BEST study and to pay royalties to BMS. Astra Merck agreed to market bucindolol in the U.S., with Intercardia retaining certain co-promotion rights. Astra Merck may terminate the Astra Merck Collaboration at any time in order to enter into a contract relating to, or to launch, a competing product if it first makes a payment to Intercardia. If a termination occurs more than five years after FDA approval of an NDA for bucindolol, no payment would be required.

         The agreement calls for Intercardia to receive additional payments based upon milestones related to FDA approval and the achievement of specified levels of sales. Astra Merck agreed to pay the Company $5,000,000 within 10 days of the grant by the FDA of marketing approval for a twice-daily formulation of bucindolol, unless such an approval has previously been granted for another beta-blocker based upon a reduction in heart failure mortality claims. Intercardia is entitled to royalties of 15% of the first $110,000,000 per year in net sales and 30% of yearly net sales above $110,000,000, adjusted for inflation, Intercardia is committed to reimburse Astra Merck $10,000,000 in December 1997 and to reimburse one-third of the launch costs through the first 12 months of commercial sales, up to $11,000,000. In the event Intercardia does not make either of these payments, the royalty rate declines to 7% of net sales. Intercardia retained U.S. rights to a once-daily formulation of bucindolol, as well as rights for all formulations of bucindolol outside of the U.S.

         Bristol-Myers Squibb Agreement

         Through CPEC, Intercardia has an exclusive worldwide license to bucindolol from BMS for pharmaceutical therapy for congestive heart failure and left ventricular function. The license requires Intercardia to conduct all appropriate and necessary clinical trials and to take all actions that are reasonably necessary for the preparation and filing of an NDA and a comparable application in at least one Western European country. Intercardia is obligated to pay royalties on net product sales. Unless earlier terminated, the bucindolol license continues, with respect to each country, until the later of patent on bucindolol issued expiration, or 15 years after first commercial sale of bucindolol (subject to two five-year renewals at Intercardia's option).

         Duke License

         In July 1995, Aeolus, Intercardia's 61% subsidiary, obtained from Duke University ("Duke") an exclusive worldwide license (the "Duke License") to products using catalytic antioxidant small molecule technology and compounds. The Duke License also provides the Company a 180-day option and negotiation period to license certain future discoveries in the field of antioxidant research.


         The Duke License requires Aeolus to use its best efforts to diligently pursue development of products using the licensed technology and compounds and to have the licensed technology cleared for marketing in the U.S. by the FDA and other countries. Duke was issued 6.7% of the outstanding shares of Aeolus common stock in connection with the Duke License. Aeolus will pay royalties to Duke on net product sales and milestone payments upon the occurrence of certain events.

Progenitor Agreements

         Chiron Agreement

         In March 1995, Progenitor entered into an agreement with Chiron to collaborate in the development and commercialization of Progenitor's T7T7 gene delivery technology. The agreement licenses to Chiron Progenitor's T7T7 delivery system for various fields. All rights to product applications of the technology that are not specifically included in the agreement are retained by Progenitor. Chiron would supply clinical and commercial manufacturing for any collaboration products and would be a preferred manufacturer for the product fields retained by Progenitor. Under the agreement, Progenitor has received payments of $3,000,000, of which $750,000 was then paid by Progenitor to Chiron as Progenitor's share in certain start-up nonviral gene therapy manufacturing costs at Chiron, and Progenitor may receive additional payments based upon the achievement of defined, mostly late-stage clinical development and regulatory milestones. The agreement encompasses a minimum of eleven potential products subject to the research and development collaboration that Chiron may take forward for clinical development. Progenitor also would receive royalties from commercial sales of any products resulting from the collaboration.

         Novo Nordisk/ZymoGenetics Agreement

         In May 1995, Progenitor and ZymoGenetics, a subsidiary of Novo Nordisk, entered into a research, development and commercialization agreement. Under the agreement, ZymoGenetics obtained an exclusive, worldwide license to any rights of Progenitor relating to the BFU-e red blood cell growth factor activity identified by Progenitor for use in all human therapeutic and small molecule drug design uses. The development effort is divided into two stages. One project was terminated at the first stage by Progenitor. If the first stage of the second project, which is ongoing, is completed successfully, and ZymoGenetics decides to proceed to the second stage, Progenitor could also receive license fees and additional payments contingent on achieving late stage development and regulatory approval milestones for each product. Progenitor would also receive royalties from commercial sales. ZymoGenetics has the right to manufacture and market, on an exclusive worldwide basis, products developed from this collaboration.

         Other Progenitor Agreements

         Progenitor entered into a license agreement and a sponsored research agreement with Ohio University in January 1992, as amended in October 1993. The license agreement grants Progenitor the exclusive worldwide rights to yolk sac stem cells, gene delivery technologies, and related technologies in exchange for royalties based on net sales and an equity investment in Progenitor. One United States patent and several foreign patents have been issued, and three patent applications are pending in the U.S. and certain foreign countries.

         In connection with the foregoing agreements, Progenitor issued 5% of its original equity and sold for $350,000 an additional 117,000 shares of Progenitor common stock to the Ohio University Foundation. In the event an initial public offering, merger or similar corporate transaction of Progenitor is consummated, the Ohio University Foundation is entitled to purchase 25,000 shares of Progenitor common stock at a price equal to 50% of the anticipated public offering price or merger or other consideration (subject to adjustment in the event of stock splits or similar transactions). At September 30, 1996, the Ohio University Foundation owned approximately 4.5% of Progenitor's outstanding capital stock.


         The license agreement also contains certain requirements relating to the management and operations of Progenitor, including the nomination of two Ohio University designees to the Board of Directors of Progenitor.

         In July 1995, Progenitor obtained from Vanderbilt University exclusive worldwide rights to Vanderbilt's rights under a jointly owned patent application utilizing technology relating to a gene, del-1, that may play a role in the development and growth of blood vessels. The gene was co-discovered by Progenitor and Vanderbilt. The license was granted in exchange for royalties based on sales. Vanderbilt may terminate the license after three years if Progenitor has not made adequate efforts to commercialize products based on the gene.

         In September 1996, Progenitor entered into sponsored research agreements with the National Jewish Center for Immunology and Respiratory Medicine and with Vanderbilt University. Under the separate agreements, Progenitor will fund genomic research to characterize the genes that are active early in the formation of blood and immune cells and in the development of blood vessels. Each agreement provides Progenitor first rights to license discoveries and technologies arising from the research programs.

Transcell Agreements

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

PATENTS AND PROPRIETARY RIGHTS

         Redux

         Under the Servier Agreements, the Company has an exclusive license to sell dexfenfluramine in the U.S. under a patent covering the use of dexfenfluramine to treat abnormal carbohydrate craving, which has been sublicensed by the Company to AHP. The compound patent on dexfenfluramine, which was discovered by Servier, has expired. Use of dexfenfluramine for the treatment of abnormal carbohydrate craving was patented by Drs. Richard Wurtman and Judith Wurtman, consultants to the Company and directors of Interneuron and InterNutria, respectively. This use patent was assigned to MIT and licensed by MIT to Servier, and pursuant to the Servier Agreements was licensed to the Company. The Drs. Wurtman have advised the Company that, in accordance with MIT policy, they are entitled to 50% of the royalties received by MIT in connection with MIT's licensing of dexfenfluramine to Servier.

         This use patent expires in 2000, although the Company has applied for an extension of the expiration date by an amount of time relating to the FDA regulatory review process (but in any event no longer than five additional years). However, there can be no assurance of receipt of such extension on a timely basis or at all or as to the period of any such extension. Upon expiration of the patent, generic drugs claiming the same use previously covered by the patent may become available. Fenfluramine is already available in the United States for the treatment of obesity. See "Competition" and "Government Regulation."

         Citicoline

         The compound citicoline is not covered by a composition of matter patent. The licensed U.S. patent covering the administration of citicoline to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine expires in 2003. As described in the licensed patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuro-muscular disorders including myasthenia gravis and post-stroke rehabilitation. The claim of the licensed patent, while being broadly directed to the treatment of inadequate release of brain acetylcholine, does not specifically recite the indications for which the IND has been filed. In addition to any proprietary rights provided by this patent, the Company expects to rely on certain marketing exclusivity regulations of the FDA. In March 1995, the Company filed a patent application relating to the use of citicoline to reduce the size of the area damaged by the stroke, or infarct size. Additional domestic and international applications were filed by the Company in 1996.



         Pagoclone

         Interneuron licensed from RPR on a worldwide basis patents and patent applications covering a composition of matter, processes, and metabolites of pagoclone. A U.S. composition of matter patent was issued in October 1990 and related U.S. patents were issued in February and March 1996.

         Melzone

         Interneuron licensed from MIT a patent issued in September 1995 that covers the use of low-doses of melatonin for the induction of sleep, in exchange for royalties based on sales.

         Bucindolol

         CPEC has licensed from BMS a compound patent on bucindolol which expires in 1997, prior to the anticipated launch of the product. Intercardia intends to pursue up to five years' market exclusivity under the Waxman-Hatch Act, although there can be no assurance such exclusivity will be obtained, and to develop a once-daily formulation of the drug. See "Government Regulation."

         Progenitor

         Progenitor has filed several U.S. patent applications relating to leptin receptors (including various isoforms of the leptin receptors). The
Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights relating to the leptin receptor or receptors. If the Company becomes involved in such litigation, it could consume a substantial portion of the Company's managerial and financial resources. The Company is aware that Millennium Pharmaceuticals, Inc. ("Millennium") has filed a patent application relating to a receptor for leptin and its use in obesity applications, and has licensed to Hoffman-LaRoche, Inc. rights to develop certain therapeutics for obesity using Millennium's discovery of a leptin receptor. Millennium has filed a "Protest" in the United States Patent and Trademark Office in connection with certain Progenitor applications relating to leptin receptors. A Protest is an available procedure sometimes used by a third party to provide the patent examiner who is reviewing the involved application or applications with what the third party believes to be relevant information. The Protest procedure does not afford any right to the third party to participate in the patent prosecution process beyond the filing of its written Protest. Millennium's Protest primarily argues that any claims allowed to Progenitor should not be so broad as to cover Millennium's own leptin receptor. There can be no assurance that Millennium's patent application, or additional patent applications filed by Millennium or others, will not result in issued patents covering a leptin receptor, the leptin protein or other ligands, or any of their respective uses. There can be no assurance that the invention by Millennium will be accorded an invention date later than Progenitor's invention date, that any patent will issue to Progenitor or that any such patent issued to Progenitor would be broad enough to cover leptin receptors of Millennium or others. Progenitor's failure to obtain a patent on a leptin receptor, or its failure to obtain a patent that covers the leptin receptors of Millennium or others, or the issuance of a patent to a third party covering a leptin receptor, the leptin protein or other ligands, or any of their respective uses, could have a material adverse effect on Progenitor. Any legal action against the Company claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting the Company to potential liability for damages, require the Company or any strategic partner to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that the Company would prevail in any such action or that any license required under any such patent would be made available on commercially acceptable terms, if at all.

         Progenitor has licensed from Ohio University one U.S. patent and several pending U.S. patent applications relating to stem cell technology and gene delivery technology (T7T7), along with certain corresponding foreign patents and applications.

         Transcell

         Transcell has exclusive  licenses  under two U.S.  patents  assigned to
Princeton University relating to Transcell's drug transport technology. Transcell also has exclusive rights under domestic patent applications and their foreign counterparts relating to oligosaccharide synthesis/combinatorial chemistry, drug transport and gene therapy technologies.


Notices of Allowance have been received on various aspects of Transcell's oligosaccharide synthesis/combinatorial chemistry.

         There can be no assurance that patent applications filed by the Company or others, in which the Company has an interest as assignee, licensee or prospective licensee, will result in patents being issued or that, if issued, any of such patents will afford protection against competitors with similar technology or products, or could not be designed around or challenged. If the Company is unable to obtain strong proprietary rights protection of its products after obtaining regulatory clearance, competitors may be able to market competing products by obtaining regulatory clearance, through showing equivalency to the Company's product, without being required to conduct the lengthy clinical tests required of the Company. The patent situation in the field of biotechnology generally is highly uncertain and involves complex legal, scientific and factual questions. To date, there has emerged no consistent policy regarding the breadth of claims allowed in biotechnology patents.

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

GOVERNMENT REGULATION

         Therapeutics

         Most of the Company's products will require regulatory clearance by the FDA prior to commercialization. The nature and extent of regulation differs with respect to different products. In order to test, produce and market certain therapeutic products in the United States, mandatory procedures and safety standards, approval processes, and manufacturing and marketing practices established by the FDA must be satisfied.

         An IND application is required before human clinical use in the United States of a new drug compound or biological product can commence. The IND application includes results of pre-clinical (animal) studies evaluating the safety and efficacy of the drug and a detailed description of the clinical investigations to be undertaken.

         Clinical trials are normally done in three phases. Phase 1 trials are concerned primarily with the safety and preliminary effectiveness of the product. Phase 2 trials are designed primarily to demonstrate effectiveness in treating the disease or condition for which the product is limited, although short-term side effects and risks in people whose health is impaired may also be examined. Phase 3 trials are expanded clinical trials intended to gather additional information on safety and effectiveness needed to clarify the product's benefit-risk relationship, discover less common side effects and adverse reactions, and generate information for proper labeling of the drug. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. When data is required from long-term use of a drug following its approval and initial marketing, the FDA can require Phase 4, or post-marketing, studies to be conducted. The Company expects that a Phase 4 study may be initiated with Redux.

         With certain exceptions, once clinical testing is completed, the sponsor can submit an NDA for approval of a drug or Product License Application ("PLA") for approval of a biologic. The FDA's review of an NDA or PLA is lengthy. In addition, an establishment license application is required to be filed with and approved by the FDA for the manufacturing facility for a biologic.


         Patent Term Extension and Market Exclusivity

         Under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the "Waxman-Hatch Act"), a patent which claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for research and FDA review of the product. Although Interneuron has applied for such protection for the use patent covering dexfenfluramine, the Company cannot predict whether it will receive such an extension. The Waxman-Hatch Act also establishes periods of market exclusivity, which are various periods of time following approval of a drug during which the FDA may not approve, or in certain cases even accept, applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data. Under present regulatory interpretations, the longest period of market exclusivity (five years) may not be available to isomers, such as dexfenfluramine, of a previously approved drug (fenfluramine) whose active ingredient is a mixture of related isomers. The Company is asking the FDA to reconsider this interpretation and it is possible, but not likely, that dexfenfluramine may qualify for this five year period of exclusivity. However, it is probable that the FDA would recognize at least three years of marketing exclusivity for dexfenfluramine such that generic drugs would not be eligible to compete in the marketplace for the first three years after the FDA's approval of marketing of dexfenfluramine.

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

         Medical Foods and Dietary Supplements

         Foods with health-related claims will be subject to regulation by the FDA as foods, medical foods, dietary supplements or drugs, and a product's classification will depend, in part, on its intended use as reflected in the claims for the product. InterNutria's products are expected to be clinically evaluated and regulated by the Dietary Supplement Health Education Act of 1994 ("DSHEA") for the dietary management of physiological processes.

         If represented for use in the cure, mitigation, treatment or prevention of disease, a product will be regulated as a drug. If no such claims are made, the product may be regulated as a food, a medical food, or a dietary supplement. No explicit or implicit claim that "characterizes the relationship" of a nutrient to a "disease or health-related condition" is permitted in food labeling unless the FDA has authorized that claim by regulation. Any food product that bears an unauthorized health claim is considered misbranded.

         Dietary supplements may bear claims describing the role of nutrient or dietary ingredient intended to affect the structure or function of the body, provided certain requirements (such as substantiation for the claims) are met. These claims need not be authorized by the FDA in a regulation. Medical foods are specifically exempted from the restrictions of making health claims for foods. FDA regulations define a medical food, in part, as "a food which is formulated to be consumed or administered internally under the supervision of a physician and which is intended for the specific dietary management of a disease or condition for which distinctive nutritional requirements, based on recognized scientific principles, are established by medical evaluation." Medical foods occupy an intermediate position between a "food" and a "drug." While a medical food is not now subject to regulation as a drug or to any type of prior approval under the federal food and drug laws, the FDA is in the process of reevaluating its regulation of medical foods and there is no assurance that the FDA's regulatory policies on medical foods will not change.

          Although the Company believes that Melzone, PMS Escape and Boston Sports Supplement are considered dietary supplements, there can be no assurance that the FDA will not attempt to regulate them as drugs, thereby requiring the filing of NDAs and review and approval by the FDA prior to marketing. In addition, classification of these three products as dietary supplements limits the types of claims that can be made in marketing.

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

         Progenitor

         The precise regulatory standards to which Progenitor's proposed products eventually will be held are uncertain due to the uniqueness of the therapies under development and the lack of regulatory policy associated with bone marrow transplantation. The Company assumes that Progenitor's therapeutic products will be subjected to clinical testing similar to that of a drug, in addition to other FDA and international approval processes. The Company expects that the majority, if not all, of the therapeutic products developed by Progenitor will be classified by the FDA as biological products.

         It is possible that certain of the products being developed by Progenitor will be regulated by the FDA as drugs or as medical devices. The FDA approval process for medical devices differs from that for drugs or biologics but may also be expensive and time-consuming. Progenitor's activities may also be subject to guidelines established by the NIH relating to the transfer of recombinant DNA into humans. All such research, including clinical trials, must be approved by the NIH Recombinant DNA Advisory Committee.

         Gene Therapy Regulation

         The NIH has established the NIH Recombinant DNA Advisory Committee (the "RAC") to advise the NIH concerning approval of NIH-supported research involving the use of recombinant DNA. A proposal will be considered by the RAC only after the protocol has been approved by the local Institutional Review Board and Institutional BioSafety Committee of the institution where the trial is to be conducted, which address issues such as the provision of informed consent by human research subjects and the risks to human subjects in relationship to anticipated benefits of the research. All meetings of the RAC are open to the press and public and therefore could subject Progenitor to unfavorable public sentiment regarding human gene therapy products. Although the jurisdiction of the NIH currently applies only when NIH-funded research or facilities are involved in any aspect of the protocol, the RAC encourages all gene transfer protocols to be submitted for its review. The NIH and FDA are currently considering a revision to the RAC review process to make it applicable only to specific protocols that raise novel issues. Progenitor intends to comply with RAC and NIH guidelines even when, under present policy, it may not be subject to them. In addition, the FDA, which has jurisdiction over drug and biological products intended for use in patients, also must review and authorize human trials involving gene therapy, whether or not the research is federally funded, before such human trials can proceed. The FDA requires the submission of an IND application before human trials with new biological drugs can be conducted. Because gene therapy is a novel therapeutic approach, the approval process for clinical trials involving gene therapy is not yet clearly defined. There can be no assurance that Progenitor will be able to comply with future requirements or that its products will be approvable.

         New human gene therapy products are expected to be subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements that will have to be complied with are uncertain at this time due to the novelty of the human gene therapies under development. Currently, each protocol is reviewed by the FDA on a case by case basis. The FDA has published a "Points to Consider" guidance document with respect to the development of gene therapy protocols. The Company believes that certain products developed by Progenitor will be regulated as biological products. In addition, each vector containing a particular gene is expected to be regulated as a separate biological product or new drug, depending upon its intended use and FDA policy. New drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act, and biological products, in addition to being subject to certain provisions of that Act, are regulated under the Public Health Service
Act. One or both statutes and the regulations promulgated thereunder govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices involving biologics or new drugs. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing, of new biologics or other new drug products. At the FDA, the Center for Biologics Evaluation and Research ("CBER") is responsible for the regulation of new biological drugs. CBER has a Division of Cell and Gene Therapy, which is the primary group within the FDA to oversee gene therapy products

         Other

         The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, the Federal Trade Commission Act, and other federal and state statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of drug, biological, medical device and food products. Noncompliance with applicable requirements can result, among other things, in fines, recall or seizure of products, refusal to permit products to be imported into the U.S., refusal of the government to approve product approval applications or to allow Interneuron to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution. The FDA may also assess civil penalties for violations of the Federal Food, Drug, and Cosmetic Act involving medical devices. The Federal Trade Commission may assess civil penalties for violations of the requirement to rely upon a "reasonable basis" for advertising claims for non-prescription and food products.

Employees

         As of September 30, 1996, Interneuron and its Subsidiaries had 139 full-time employees, including 63 at Interneuron, 25 at Progenitor, 30 at Transcell, 16 at Intercardia, five at InterNutria and a number of part-time consultants, including Richard Wurtman, M.D., Judith Wurtman, Ph.D., and Lindsay Rosenwald, M.D., Interneuron's Chairman. None of the Company's employees is represented by a labor union and Interneuron believes its employee relations are satisfactory.

Item 2.  Properties

         The Company leases an aggregate of approximately 10,200 square feet of office space in Lexington, MA. The lease expires in December 1996, provides for annual rent of approximately $356,000, and grants the Company a right of first refusal for an additional 8,100 square feet of laboratory space, subject to the present tenant electing not to remain in such space. The Company intends to renew its current lease and/or lease additional space at its present location or similar space in another location in the Boston, MA area. The Subsidiaries are parties to office leases providing for aggregate annual rental of approximately $987,000. The Company has guaranteed certain Subsidiaries' obligations under these leases.

Item 3.  Legal Proceedings

         The Company is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

EXECUTIVE OFFICERS AND KEY PERSONNEL

             The following table sets forth the names and positions of the executive officers and key personnel of the Company:

         Name                      Age        Position

Executive Officers

Lindsay A. Rosenwald, M.D.         41         Chairman of the Board of Directors

Glenn L. Cooper, M.D.              43         President, Chief Executive Officer
                                              and Director



Mark S. Butler                     50         Executive Vice President, Chief
                                              Administrative Officer and General
                                              Counsel

Thomas F. Farb                     40         Executive Vice President, Finance,
                                              Chief  Financial Officer and
                                              Treasurer

Bobby W. Sandage, Jr., Ph.D.       43         Executive Vice President, Research
                                              and Development and Chief Scientific Officer
Key Personnel

Brian R. Anderson                  50         Senior Vice President, Marketing
                                              and Commercial Development of
                                              Interneuron

Clayton I. Duncan                  47         President, Chief Executive Officer
                                              and Director of Intercardia

Douglass B. Given, M.D., Ph.D.     44         President, Chief Executive Officer
                                              and Director of Progenitor

James F. Pomroy                    62         Chairman of InterNutria


Executive Officers

         Lindsay A. Rosenwald, M.D. was a co-founder and since February 1989 has been Chairman of the Board of Directors of the Company. Dr. Rosenwald has been the Chairman and President of The Castle Group, Ltd., a biotechnology and biopharmaceutical venture capital firm, since October 1991, the Chairman and President of Paramount Capital Investment, LLC, a merchant banking firm, since 1995 and the Chairman and President of Paramount Capital, Inc., an investment banking firm, since February 1992. In June 1994, Dr. Rosenwald founded Paramount Capital Asset Management, Inc. a money management firm specializing in the biotechnology and health sciences industry. From 1987 until 1991, Dr. Rosenwald was a Managing Director, Corporate Finance at D.H. Blair & Co., Inc., an investment banking firm. Dr. Rosenwald received his M.D. from Temple University School of Medicine and his B.S. in Finance from Pennsylvania State University. Dr. Rosenwald is also a director of the following publicly -traded pharmaceutical or biotechnology companies: Titan Pharmaceuticals, Inc., Ansan, Inc., Atlantic Pharmaceuticals, Inc., Avigen, Inc.,VimRx Pharmaceuticals, Inc., Xenometrix, Inc., BioCryst Pharmaceuticals, Inc., Sparta Pharmaceuticals, Inc., and Neose Technologies, Inc. and is Chairman of the Board or a director of a number of privately held companies in biotechnology or pharmaceutical fields.

         Glenn L. Cooper, M.D. has been President, Chief Executive Officer and a director of the Company since May 1993. Dr. Cooper was also Progenitor's President and Chief Executive Officer from September 1992 to June 1994, is a director of each of the Subsidiaries and currently serves as acting President and Chief Executive Officer of Transcell. Prior to joining Progenitor, Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx Pharmaceuticals Corporation from August 1990. Dr. Cooper had been associated with Eli Lilly since 1985, most recently, from June 1987 to July 1990, as Director, Clinical Research, Europe, of Lilly Research Center Limited; from October 1986 to May 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from June 1985 to September 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories. Dr. Cooper received his M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and received his A.B. from Harvard College.

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

         Thomas F. Farb joined the Company in April 1994 as Senior Vice President (and in December 1995 was appointed Executive Vice President) Finance, Chief Financial Officer and Treasurer. Prior to joining the Company, from
October 1992, Mr. Farb was the Vice President of Finance and Corporate Development of Cytyc Corporation, a public medical device and diagnostics company. From 1989 to October 1992, he was Senior Vice President, Chief Financial Officer and a Director of Airfund Corporation, a commercial aircraft leasing company, and from October 1983 to April 1989, he held various positions at Symbolics, Inc., a computer and software manufacturer, including General Manager of Eastern Operations, Vice President, Finance and Corporate Development and Chief Financial Officer. Mr. Farb received an A.B. from Harvard College. He is a director of HNC Software, Inc. and Redwood Trust, Inc., both public companies.

         Bobby W. Sandage, Jr., Ph.D. joined the Company in November 1991 as Vice President - Medical and Scientific Affairs and was appointed Vice President
- Research and Development in February 1993, Senior Vice President - Research and Development in February 1994 and Executive Vice President - Research and Development and Chief Scientific Officer in December 1995. From February 1989 to November 1991 he was Associate Director, Project Management for the Cardiovascular Research and Development division of DuPont Merck Pharmaceutical Company. From May 1985 to February 1989 he was affiliated with the Medical Department of DuPont Critical Care, most recently as associate medical director, medical development. Dr. Sandage is an adjunct professor in the Department of Pharmacology at the Massachusetts College of Pharmacy. Dr. Sandage received his Ph.D. in Clinical Pharmacy from Purdue University and his B.S. in Pharmacy from the University of Arkansas. He is a director of Aeolus, a subsidiary of Intercardia.

Key Personnel

         Brian Anderson joined the Company in September 1995 as Senior Vice President, Marketing and Commercial Development. Prior to joining Interneuron, Mr. Anderson was associated with Bristol-Myers Squibb since August 1987. Most recently, since January 1994, he was Senior Director, CNS Marketing, U.S. Pharmaceuticals of Bristol-Myers Squibb Pharmaceutical Group; from April 1990 to December 1993 he was Senior Director, CNS Business Planning and from August 1987 to April 1990 he was Director, Business Development of Bristol-Myers International Group. Prior to joining Bristol-Myers, Mr. Anderson was associated with the Upjohn Company of Canada since 1971.

         Clayton I. Duncan joined Intercardia as its President, Chief Executive Officer and director in January 1995. Mr. Duncan served as President and Chief Executive Officer of Sphinx Pharmaceuticals Corporation from April 1989 to December 1993, and was a member of the Board of Directors of Sphinx from August 1988 to September 1994. From 1987 to 1990, Mr. Duncan was Chairman of the Board of CRX Medical, Inc., a medical products company founded by him. From 1987 to 1989, Mr. Duncan was General Partner of InterSouth Partners, a venture capital fund and, from 1979 to 1987, was Executive Vice President and a director of Carolina Securities Corporation, a regional investment banking firm. Mr. Duncan is also a director of Transcell.

         Douglass B. Given, M.D., Ph.D. joined Progenitor in January 1993 as Executive Vice President and was appointed President, Chief Executive Officer and a director of Progenitor in June 1994. From March 1989 to January 1993, Dr. Given was Vice President for U.S. Regulatory Affairs at the Schering-Plough Research Institute. From August 1986 to March 1989, Dr. Given was Vice President of Project Management and Worldwide Regulatory Affairs at G.D. Searle. From August 1983 to August 1986, he held clinical investigation positions at Eli Lilly. Dr. Given received his M.D. and Ph.D. from the University of Chicago, performed his postdoctoral training in Internal Medicine and Infectious Diseases at Harvard Medical School and Massachusetts General Hospital, and received an M.B.A. from the Wharton School at the University of Pennsylvania.

         James F. Pomroy was named Chairman of InterNutria in April 1995. From January 1994 to February 1995, Mr. Pomroy was President and Chief Executive Officer of Nutriceutical Products Corporation, and from January 1992 to January 1994, he served as Chairman and Chief Executive Officer of Everfresh Beverages. Previously, Mr. Pomroy was President and Chief Executive Officer of Drake Bakeries, Inc. from June 1989 to December 1991, and Chairman and Chief Executive Officer of Sundor Brands from April 1983 to March 1989. From November 1976 to March 1983, Mr. Pomroy was Executive Vice President of Iroquois Brands, and from 1972 to 1976 he was Senior Vice President of the Kitchens of Sara Lee. Mr. Pomroy holds an M.B.A. from Harvard University Graduate School of Business.

COMPLIANCE WITH SECTION l6(a) OF THE SECURITIES EXCHANGE ACT OF l934.

         To the  Company's  knowledge,  there  were no  reports  required  under
Section 16(a) of the Securities Exchange Act of l934 which were not timely filed during fiscal 1995.



PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a)      Price Range of Securities

         Interneuron's Common Stock trades on the Nasdaq National Market under the symbol "IPIC". The table below sets forth the high and low sales prices of Interneuron's Common Stock as reported by the Nasdaq National Market for the periods indicated. These prices are based on quotations between dealers, do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

                                                          High           Low
                                                          ----           ---
Fiscal Year Ended September 30, 1995:

         October 1 through December 31, 1994             $6 1/4          $4

         January 1 through March 31, 1995                 8               4 1/8

         April 1 through June 30, 1995                    10 3/4          6 3/4

         July 1 through September 30, 1995                19 1/4          9 1/8

Fiscal Year Ended September 30, 1996:

         October 1 through December 31, 1995             $31 1/4         $11 5/8

         January 1 through March 31, 1996                 38              22 1/2

         April 1 through June 30, 1996                    44 1/2          29 1/2

         July 1 through September 30, 1996                35 1/2          19 3/4

(b)      Approximate Number of Equity Security Holders

         The number of record holders of the Company's Common Stock as of December 13, 1996 was approximately 700. The Company believes that the number of beneficial owners exceeds 16,000.

(c)      Dividends

         The Company has never paid a cash dividend on its Common Stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends. Any dividends will be subject to the preferential dividend of $0.1253 per share payable on the outstanding Series B Preferred Stock ($30,000 per annum), $1.00 per share payable on the outstanding Series C Preferred Stock ($5,000 per annum) and dividends payable on any other preferred stock issued by the Company.



Item 6.  Selected Financial Data

         The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report thereon is included elsewhere in this Annual Report on Form 10-K along with said financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."


                                                          Fiscal Year Ended September 30,
                                                   (Amounts in thousands except per share data)


                                            1992              1993              1994             1995              1996
                                            ----              ----              ----             ----              ----

Statement of Operations Data:
-----------------------------

Revenues:

     Product revenue                    $       ---     $       ---      $     ---            $      ---       $   14,162
     Contract & license fee revenue              67          11,584                101             3,463            8,335
     Investment income                          759             938                505             1,039            4,465
                                          ---------      ----------            -------           -------         --------
     Total revenues                             826          12,522                606             4,502           26,962
                                          =========        ========            =======           =======        =========

Cost of product revenue                         ---             ---                ---               ---           11,617
Research and development expenses            10,235          20,014             17,737            15,168           17,824
Selling, general and
  administrative expenses                     2,863           5,242              8,403             7,878           17,497
Purchase of in-process research
  and development                               ---             ---              1,852               ---            8,584
Net loss                                    (12,272)        (12,734)           (27,386)          (17,981)         (27,986)
Net loss per common share               $      (.57)    $      (.50)     $       ( .98)       $     (.59)      $     (.76)
Weighted average common
        shares outstanding                   21,428          25,492             27,873            30,604           37,004


                                                                     ******************************
                                                                              September 30,
Balance Sheet Data:                                                     (Amounts in thousands)
-------------------

                                               1992            1993               1994              1995             1996
                                               ----            ----               ----              ----             ----

Working capital                             $16,025         $19,444            $ 8,577           $25,755         $155,246
Total assets                                 18,244          23,689             18,278            37,516          186,438
Capital lease obligations
    long-term portion                          ----           ----               1,025               782              526
Total liabilities                             1,472           2,462              8,501            10,486           22,303
Accumulated deficit                         (20,692)        (33,426)           (60,811)          (78,792)        (106,778)
Stockholders' equity                         16,771          21,227              9,777            21,392          144,762





Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Liquidity and Capital Resources

         Cash, Cash Equivalents and Marketable Securities

         At  September  30, 1996,  the Company had cash,  cash  equivalents  and marketable securities of $169,608,000, an increase of $134,619,000 from September 30, 1995, primarily reflecting (a) receipt in fiscal 1996 of (i) approximately $109,000,000 of net proceeds to Interneuron from the June 1996 public offering of 3,000,000 shares of Common Stock, (ii) approximately $30,000,000 of net proceeds to Intercardia (excluding $5,000,000 received from Interneuron), from the February 1996 Intercardia IPO, and (iii) approximately $17,000,000 of net proceeds to Interneuron from the exercise of Class B Warrants, options and other warrants; and (b) approximately $21,000,000 of cash used in operating activities and for capital expenditures.

         Redux

         During fiscal 1996, the Company acquired inventories in connection with the scale-up of the manufacturing process to support the launch and continued supply of Redux. Inventories related to Redux were approximately $8,000,000 at September 30, 1996 and depend to a large extent on forecasts provided by AHP and production capabilities of Boehringer. There can be no assurance that AHP's forecasts and the Company's production planning will be accurate, which may result in higher inventory costs to the Company or inadequate or excessive supplies of the product. In addition, there can be no assurance that the manufacture of the capsules and their sale to AHP will result in profits to Interneuron. There may be seasonality associated with Redux inventories and revenues which the Company is unable to determine.

         The contract manufacturing agreement between Boehringer and the Company obligates Boehringer to provide, and the Company to purchase, manufactured product to the extent defined in the agreement, through the current contract expiration date of December 31, 1998. At the expiration of the agreement, the Company would be obligated to purchase from Boehringer any unused manufacturing materials, work in process, or finished product and to assume any unfilled
Boehringer purchase commitments that could not be canceled prior to the expiration or termination of the agreement. See "Agreements - Redux Agreements."

         The Company is highly dependent upon AHP to market Redux and upon Redux to generate revenues. Currently applicable royalties to the Company under its agreements with AHP are: (i) "base" royalties to the Company equal to 11.5% of AHP's net sales (equal to the royalties required to be paid by the Company to Servier), and (ii) "additional" royalties ranging from 5% of the first $50,000,000 of net sales to 10% of net sales over $150,000,000 (based on the current status of dexfenfluramine as a scheduled drug and because the Company is supplying Redux to AHP). See "Business - Interneuron Products - Redux." In connection with the April 1996 receipt of FDA marketing clearance of Redux, the Company received a $500,000 milestone payment from AHP and will be entitled to an additional $6,000,000 payment and a $3,500,000 equity investment if dexfenfluramine is descheduled as a controlled substance by April 29, 1997. There is no assurance that dexfenfluramine will be descheduled as a controlled substance by such date. See "Risk Factors - Risks Relating to Redux."



         Intercardia

         In February 1996, Intercardia completed the Intercardia IPO resulting in net proceeds to Intercardia of approximately $30,000,000 (not including $5,000,000 from Interneuron's purchase of Intercardia shares in the Intercardia
IPO). Interneuron's ownership in Intercardia's outstanding capital stock decreased from approximately 88% at September 30, 1995 to approximately 60% at September 30, 1996 as a result of these transactions.

         In December 1995, Intercardia received $5,000,000 upon execution of the Astra Merck Collaboration, which obligates Astra Merck to fund certain future U.S. development, marketing and manufacturing costs and to assume Intercardia's funding obligation for the BEST Study, including the drug supplies and monitoring costs, and royalty obligation to BMS. Intercardia will be entitled to royalties based on net sales by Astra Merck. Intercardia has agreed to pay Astra Merck $10,000,000 in December 1997 and to reimburse Astra Merck for one-third of certain product launch costs, up to a total of $11,000,000. In the event Intercardia does not make either of these payments, royalties payable by Astra Merck to Intercardia will be substantially reduced. See "Agreements - Intercardia Agreements."

         In September 1994, Intercardia acquired 80% of the outstanding capital stock of CPEC in exchange for (i) 170,000 shares of Interneuron's Common Stock and (ii) payments to shareholders of CPEC and other related expenses and assumed liabilities totaling approximately $1,100,000. Intercardia agreed to make two additional purchase price payments, up to a maximum of 75,000 shares of Interneuron Common Stock each, subject to adjustment based on the fair market value at the time of issuance, upon the achievement of milestones relating to the regulatory review of bucindolol. As a result of the transaction, the Company recorded a charge for the purchase of in-process research and development of approximately $1,852,000. The Company may incur an additional noncash charge in connection with each future issuance of such securities, based upon their fair market value at the time of issuances, of a minimum of $750,000 and a maximum of $1,875,000. In January 1996, Interneuron acquired the remaining 20% of the outstanding capital stock of CPEC not owned by Intercardia by issuing an aggregate of 342,792 shares of Common Stock to the former CPEC minority stockholders. As a result of this transaction, the Company recorded a noncash charge for the purchase of in-process research and development of approximately $6,100,000 in fiscal 1996.

         Other Subsidiaries

         In December 1995, InterNutria acquired technology and know-how subsequently resulting in the PMS Escape product in exchange for $2,400,000, payable in two installments of Interneuron Common Stock, the first in December 1996 and the second in December 1997, at the then-prevailing market price. See "Results of Operations". InterNutria commenced a test-launch of PMS Escape in a regional market in March 1996 while continuing clinical studies of the product. The costs related to this test-launch and continuing clinical studies are estimated to be approximately $2,200,000 in fiscal 1997. There can be no assurance of the success of the test launch or the clinical studies.

         Interneuron is currently funding operations of Progenitor, Transcell and InterNutria. Expenses of the Subsidiaries, including those required under collaboration agreements, constitute a significant part of the Company's overall expenses.

         In June 1996, Progenitor filed a registration statement relating to an initial public offering of its common stock which was indefinitely postponed. There can be no assurance this offering will be completed. See "Business - Progenitor."

         Clinical Studies

         In addition to Redux-related expenses, the Company's principal expenditures are for product development and clinical trials, including expenses required under collaborative agreements. In particular, the Company is performing two pivotal Phase 3 clinical trials with citicoline which are expected to proceed at least through fiscal 1997. The costs of the clinical trials and related studies and the preparation of the NDA are estimated, based upon current trial protocols, to aggregate approximately $17,500,000. The Company is unable to predict with certainty the costs of related studies which will depend upon FDA requirements. Further, in the event the Company markets citicoline directly, additional funds would be required for manufacturing, distribution and selling efforts. The Company will also incur substantial development costs in connection with a Phase 2/3 clinical trial on pagoclone which commenced in November 1996, and on other products under development, including those which may be acquired by the Company in the future.

         Other

         Accounts receivable of $4,338,000 at September 30, 1996 include Interneuron's receivable from AHP for Redux capsules and support for Redux sales force expenses pursuant to the copromotion agreement between Interneuron and AHP and approximately $1,400,000 of Intercardia's receivable from Astra Merck for bucindolol development costs assumed by Astra Merck.


         Accrued expenses increased $3,610,000 to $11,604,000 at September 30, 1996 from $7,994,000 at September 30, 1995 primarily due to accruals related to purchases of Redux capsules and dexfenfluramine drug substance and the Company's and Subsidiaries' accruals relating to clinical trials and developmental studies and product marketing.

         Deferred revenue of $6,921,000 at September 30, 1996 consists primarily of payments received from AHP for dexfenfluramine drug substance that had not been used in the production process or recognized as revenue. See Note B of Notes to Consolidated Financial Statements.

         At September 30, 1996, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $100,000,000 which expire at various dates from 2004 to 2011. In addition, the Company had approximately $3,700,000 of tax credit carryforwards for federal income tax purposes expiring at various dates through 2011. The Company's ability to use the carryforwards may be subject to limitations resulting from ownership changes as defined in the U.S. Internal Revenue Code Sections 382 and 383.

         The Company's strategy includes evaluation of various technology, product or company acquisition and/or financing opportunities (including private placements and initial and follow-on equity offerings) and the Company and certain of its subsidiaries are currently engaged in discussions relating to such opportunities, although it has no agreements or commitments relating to any particular opportunity. Any such initiatives may involve the sale of securities of Interneuron or its subsidiaries and/or financial commitments to fund product development.

         While the Company believes it has sufficient cash for currently planned expenditures in fiscal 1997, it may seek additional funds through other equity and/or debt financings and corporate collaborations to provide working capital financing and funding for new business opportunities and future growth. In addition, certain subsidiaries are exploring various financings (including issuances of securities of the subsidiaries, possibly in combination with securities of Interneuron, in public offerings or private placements), collaborations or business combinations. If such efforts are not successful, certain activities at these subsidiaries may be reduced. Although Interneuron may acquire additional equity in subsidiaries through participation in financings or conversion of inter-company debt, equity financings by a subsidiary will likely reduce Interneuron's percentage ownership of that subsidiary and funds held by the subsidiaries will generally not be available to Interneuron. The Company's goal is for its subsidiaries to establish independent operations and financing through corporate alliances, third-party financings, mergers or other business combinations, with Interneuron generally retaining an ongoing equity interest. The nature of any such transaction is expected to vary depending on the business and capital needs of each subsidiary and the state of development of their respective technologies or products.

Results of Operations

Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995

         Total revenues increased $22,460,000 to $26,962,000 in fiscal 1996 from $4,502,000 in fiscal 1995 reflecting $14,162,000 in product revenue (primarily from initial sales of Redux), $8,335,000 in contract and license fee revenue and $4,465,000 in investment income.

         Product revenue of $14,162,000 in fiscal 1996 consists primarily of $8,348,000 of sales of Redux capsules and dexfenfluramine drug substance to AHP and $5,483,000 of total royalties received by Interneuron from AHP based upon AHP-reported net sales of Redux for the quarter ended June 30, 1996. The Company recognizes Redux royalty revenue when net sales are reported to it by AHP, which occurs in the quarter after AHP shipments of Redux to distributors. See Note B of Notes to Consolidated Financial Statements.

         Contract and license fee revenue increased $4,872,000, or 141%, to $8,335,000 in fiscal 1996 from $3,463,000 in fiscal 1995. This increase reflects primarily $5,000,000 received by Intercardia pursuant to the Astra Merck Collaboration, revenues derived under the co-promotion agreement with AHP to support Interneuron's sales force and a milestone payment from AHP paid upon the marketing approval of Redux. Partially offsetting these increases is a net reduction of $2,000,000 pertaining to payments made to Progenitor in fiscal 1995 pursuant to Progenitor's license agreement with Chiron.



         Investment  income  increased  $3,426,000,  or 330%,  to  $4,465,000 in fiscal 1996 from $1,039,000 in fiscal 1995. This increase is due to substantially higher weighted average invested cash balances resulting primarily from proceeds from Interneuron's and Intercardia's public offerings and the exercise of Interneuron's Class B Warrants and other warrants and options.

         Total costs and expenses increased $32,476,000 or 141%, to $55,522,000 in fiscal 1996 from $23,046,000 in fiscal 1995. For the first time, during Fiscal 1996, the Company incurred cost of product revenue, aggregating $11,617,000 and representing 36% of the increase in total costs and expenses. Cost of product revenue consists primarily of cost of Redux capsules and dexfenfluramine drug substance sold to AHP and royalties paid to Servier on total net sales of Redux. The Company also incurred charges of $8,584,000 relating to the purchase of in-process research and development, which represents 26% of the increase in total costs and expenses. The charges for the purchase of in-process research and development, of which $8,098,000 was noncash, related primarily to (i) Interneuron's acquisition of the remaining 20% of CPEC not owned by Intercardia in exchange for the issuance of 342,792 shares of Interneuron Common Stock and (ii) the Company's acquisition of technology and know-how to produce a specially-formulated dietary supplement for women's use during their pre-menstrual period (PMS Escape) in exchange for the issuance of Interneuron Common Stock in December 1996 and 1997. See Note 2 of Notes to Consolidated Financial Statements.

         Research and development expenses increased $2,656,000, or 18%, to $17,824,000 in fiscal 1996 from $15,168,000 in fiscal 1995. This increase is due primarily to increased license fees, patent expenses and milestones related to certain products in various stages of development and increased product development expenses relating to antioxidant small molecules, Melzone, PMS Escape and other products and compounds. The Company continues to expend substantial funds on the development of citicoline and commenced two additional pivotal Phase 3 trials in 1996 which are expected to continue through 1997. Additionally, the Company has begun a Phase 2/3 study on pagoclone and will share 50% of the costs of a Phase 4, or post-marketing, study on Redux with AHP, expected to commence during fiscal 1997. Research and development expenses in fiscal 1996 of $17,824,000 was comprised primarily of Interneuron's costs to develop citicoline dexfenfluramine and pagoclore and the subsidiaries' costs to develop their technologies, including Intercardia's efforts to develop bucindolol.

     Selling, general and administrative expense increased $9,619,000, or 122%, to $17,497,000 in fiscal 1996 from $7,878,000 in fiscal 1995. This increase reflects increased expenses from the Subsidiaries, including the addition of management personnel by Intercardia and InterNutria, costs relating to InterNutria's commencement of a regional test launch of PMS Escape and related sales, marketing and public relations expenses and costs relating to a proposed initial public offering by Progenitor which has been indefinitely postponed. During the quarter ended June 30, 1996, Interneuron hired an approximately 30 person sales force to co-promote Redux along with Wyeth-Ayerst and incurred related hiring and carrying costs. Interneuron is expected to incur additional costs in fiscal 1997 relating to a regional test launch of Melzone and Boston Sports Supplement and continued test marketing of PMS Escape. Redux co-promotion costs are expected to increase substantially in future periods.

     Primarily as a result of increased selling, general and administrative expenses and the non-recurring charges for the purchase of in-process research and development, particularly offset by increased contract and license fees and increased investment income, net loss increased to ($27,986,000) in fiscal 1996 from ($17,981,000) in fiscal 1995. Net loss per share increased to ($0.76) in fiscal 1996 from ($0.59) in fiscal 1995. Weighted average common shares increased in the fiscal 1996 periods reflecting additional equity issuances.

         The Company from time to time explores various technology, product or company acquisitions and/or business combinations or financing opportunities and is currently engaged in discussions relating to such opportunities. Any such initiatives may involve the issuance of shares of Interneuron's Common Stock or other securities and/or financial commitments for licensing fees and/or to fund product development, either of which may adversely affect the Company's consolidated financial condition or results of operations.

Fiscal Year Ended September 30, 1995 Compared to Fiscal Year Ended September 30, 1994

     Contract and license fee revenue increased $3,362,000 to $3,433,000 in fiscal 1995 from $101,000 in fiscal 1994. This increase is primarily due to the receipt of $2,500,000 by Progenitor under its license agreement with Chiron. The Company had minimal contract and license fee revenue in fiscal 1994. Also, investment income increased substantially primarily due to higher invested balances as well as higher prevailing interest rates. The Company may continue to experience significant fluctuations in revenues from the timing of license fees, contract and royalty income and milestone payments.

     Total costs and expenses decreased $4,946,000, or 18%, to $23,046,000 in fiscal 1995 from $27,992,000 in fiscal 1994. This decrease was due to a general reduction in spending and prioritizing of resources and the non-recurrence of a $1,852,000 charge during fiscal 1994 relating to the purchase of technology rights associated with the acquisition of CPEC. See Note L of Notes to the Consolidated Financial Statements. Activities of the Subsidiaries continued to represent a significant percentage of the Company's consolidated expenses and represented 54% and 42% of consolidated expenses in fiscal 1995 and 1994, respectively.

     Research and development expenses decreased $2,569,000, or 14% to $15,168,000 in fiscal 1995 from $17,737,000 in fiscal 1994. Substantial initial expenses incurred in fiscal 1994 for the Phase 3 clinical trial for citicoline caused a relative decrease in such spending in fiscal 1995. Also contributing to this decrease were reduced spending on development of certain other products by the Company and decreased spending by Transcell and Progenitor. Additionally, fiscal 1994 included an initial license payment by Interneuron to RPR for the acquisition of pagoclone and a non-recurring charge pertaining to the issuance of warrants to a licensee of the Company. Partially offsetting these decreases in fiscal 1995 was a $750,000 charge for Progenitor's obligation to fund certain manufacturing costs at Chiron, Intercardia's increased funding of Phase 3 clinical trial for bucindolol, and the Company's increased spending to prepare for Redux-related advisory committee meetings which occurred in September 1995.

     General and administrative expenses decreased $525,000, or 6%, to $7,878,000 in fiscal 1995 from $8,403,000 in fiscal 1994. This decrease was primarily due to decreased recruiting, relocation and severance costs and non-recurring business development costs which were partially offset by wage, benefit and administrative costs related to management additions and business development activity at Intercardia and InterNutria.

     Primarily as a result of increased revenues, decreased costs and expenses and the allocation of the net loss of certain Subsidiaries to their minority stockholders, net loss decreased $9,405,000, or 34%, to ($17,981,000) in fiscal 1995 from ($27,386,000) in fiscal 1994. Net loss per share decreased from ($.98) in fiscal 1994 to ($.59) in fiscal 1995 also reflecting an increase in weighted average shares outstanding from 27,873,000 in fiscal 1994 to 30,604,000 in fiscal 1995 resulting from additional equity issuances.

Item 8.  Financial Statement and Supplementary Data

     The response to this item is included in a separate section of this Report. See Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


PART III

     The information called by Item 10: Directors and Executive Officers of the Registrant; Item 11: Executive Compensation; Item 12: Security Ownership of Certain Beneficial Owners and Management; and Item 13: Certain Relationships and Related Transactions will be included in and is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                  RISK FACTORS

              An investment in the Company's securities is speculative in nature and involves a high degree of risk. Each prospective investor should carefully consider the following risk factors, as well as others described elsewhere in this Form 10-K, before making an investment.

         History of Losses; Accumulated Deficit and Potential Future Losses; Potential Fluctuations in Revenues. Until recently, the Company has been engaged primarily in research and development activities. At September 30, 1996, the Company had accumulated net losses since inception of approximately $107 million. Losses are continuing and cash continues to be used by operating activities. The Company will be required to conduct significant development and clinical testing activities and establish marketing, sales, regulatory and administrative capabilities for many of its proposed products, including products which may be acquired in the future, which are expected to result in continued operating losses for the foreseeable future. The extent of future losses and time required to achieve profitability are highly uncertain. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. The Company has experienced, and may continue to experience, fluctuations in revenues as a result of the timing of license fees, royalties, or product shipments regulatory approvals, product launches and milestone payments.

              Risks Relating to Redux. The Company's future success may depend in large part on the long-term marketing success of Redux. There can be no assurance as to the successful commercialization of Redux, which may be affected by various factors, including the following:

                      Safety  Issues;  Post-Marketing  Study.  Included  in  the
              FDA-approved labeling for Redux are references to certain risks that may be associated with dexfenfluramine and which were highlighted during the FDA's review of the drug. One issue relates to whether there is an association between appetite suppressants, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"), a rare but serious lung disorder. In the general population, the yearly occurrence of PPH is estimated to be about one to two cases per million. An epidemiologic study conducted in Europe examining risk factors for PPH showed that among other factors, weight reduction drugs including dexfenfluramine, systemic hypertension, and obesity itself were associated with a higher risk of PPH. Results of the final study, including a reclassification and inclusion of certain previously excluded cases by the authors of the study, estimated the yearly occurrence to be between 23 and 46 cases per million for patients taking appetite suppressants for greater than three months duration. Although the Company believes that the benefits of weight loss by obese patients meeting the labeling criteria for Redux outweigh the risk of developing PPH, issues relating to PPH may adversely affect the market for, and the sales and marketing of, Redux as well as the Company's business, financial condition and results of operations.

                      A second issue discussed in the FDA-approved  labeling for
              Redux is whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies related to this issue, conducted by third parties, purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity. The Company presented data relating to the lack of neurocognitive effects in patients taking Redux and believes that, as demonstrated in human trials, these animal studies are clinically irrelevant to humans because of pharmacokinetic differences between animals and humans (resulting in much higher brain concentrations of dexfenfluramine and its active metabolite in certain animals than in humans) and because of the high dosages used in animal studies. The Company has agreed with the FDA to conduct a Phase 4, or post marketing, study of Redux. Interneuron expects the Phase 4 study to be a double-blind placebo-controlled trial to further evaluate long-term neurocognitive function in patients taking Redux. Adverse results, if any, of this study or the perceived likelihood of the occurrence of the labeled risks in patients taking Redux may materially adversely affect the labeling market, and/or marketing, of the drug as well as the Company's business, financial condition and results of operations.

                      Recent FDA  Approval  and Launch;  Costs  Associated  with
              Sales Force; Potential Fluctuations in Revenues and Related Costs. Redux was launched commercially by AHP in June 1996. Accordingly, the Company has only limited experience in sales and manufacturing of Redux in commercial quantities and cannot predict the extent of fluctuations in revenues and costs and inventory levels. The Company has incurred substantial costs in connection with the launch of Redux, including costs associated with developing a sales force and implementation of co-promotion activities. Substantial working capital is required to fund inventories and receivables associated with the commercialization of Redux.

                      Dependence  on AHP for  Marketing:  The  success  of Redux depends to a significant extent on the marketing and sales efforts of AHP, over which the Company has minimal control. There can be no assurance that the Company will generate significant revenues from royalties, or that such royalties will be sufficient to offset the Company's significant investment in research and development, manufacturing, sales force and other costs associated with Redux.

                      Dependence on Suppliers;  Risks Related to  Manufacturing.
              The Company is required to purchase all dexfenfluramine bulk chemical from Servier at a fixed cost, subject to annual adjustments. The Company is responsible for supplying AHP with Redux finished product requirements and has contracted to purchase all Redux finished product until December 1998 from Boehringer, which is the sole manufacturer of the finished product identified in the Redux NDA. The Company will be required to obtain a replacement GMP manufacturing facility for Redux prior to expiration of the Boehringer agreement. There can be no assurance a replacement supplier will be approved by the FDA in sufficient time to avoid an interruption in supply. The Company is materially dependent on the ability of each of Servier and Boehringer to have manufactured and delivered, on a timely basis, sufficient quantities of bulk chemical and finished product, respectively, in accordance with applicable specifications. In the event Servier or Boehringer are unable to satisfy production requirements on a timely basis or are prevented for any reason from manufacturing bulk chemical or finished product, respectively, the Company would likely be unable to secure any alternate supplier or manufacturer without materially adverse disruption and substantially increased costs, if at all, which would materially adversely affect the Company's business and results of operations.

                      Inventory  levels  depend to a large  extent on  forecasts provided by AHP and production capabilities of Boehringer. There can be no assurance that AHP's forecasts and the Company's resulting production planning will be accurate, or that Boehringer (or its suppliers) will be able to manufacture product according to specifications on a timely basis, which may result in higher product costs to the Company or inadequate or excessive supplies of the product, any of which could materially adversely affect the Company's business and results of operations. There may be seasonality associated with Redux inventories and revenues which the Company is unable to determine. In addition, there can be no assurance that the manufacture and sale of Redux capsules will be profitable to the Company.


                      Effect of  Controlled  Substances  Act and  Similar  State
              Regulations. Fenfluramine and its isomers, including dexfenfluramine, are currently designated as Schedule IV substances under the Controlled Substances Act. This act imposes various registration and record keeping requirements and restricts the number of prescription refills. In September 1995, an advisory committee of the FDA recommended the removal of fenfluramine and its isomers, including dexfenfluramine, from these controls. There can be no assurance as to whether descheduling will occur or as to the timing of such descheduling. In connection with the committee's recommendation, the Company and AHP have agreed to develop and administer a program to monitor for potential abuse or misuse of dexfenfluramine. Further, state descheduling actions are required by many states even after federal descheduling. The continued status of dexfenfluramine as a controlled substance would adversely affect the marketability of the drug and is resulting in delayed milestone payments and equity investments in the Company. Interneuron will receive such payments and investment only if dexfenfluramine is descheduled prior to April 29, 1997. In addition, because dexfenfluramine is scheduled, royalties payable to the Company by AHP are lower than if the drug were descheduled.

                      Termination of Agreements.  The Servier  Agreements may be
              terminated by Servier under certain conditions, including an acquisition by a new party (other than existing stockholders or their affiliates as of the date of the Servier Agreements) of a 20% beneficial ownership interest in the Company without Servier's consent. The Servier Agreements also require Servier's consent to a Company sublicense, which consent was obtained in connection with the AHP Agreements. However, Servier has the right to withdraw its consent to the AHP Agreements in the event of a change in control of AHP or unless certain minimum net sales are achieved or payments are made as if such minimum sales were achieved. In the event of a breach of the Servier Agreements by the Company, or of other specified events which result in the termination of the Servier Agreements, AHP may succeed to the Company's position under the Servier Agreements. AHP has the right to terminate the AHP Agreements at any time on 12 months notice. Wyeth-Ayerst may also terminate the co-promotion agreement in the event annual sales generated by the Interneuron sales force do not exceed specified levels. The Company anticipates that for the foreseeable future, royalties from AHP on Redux sales will constitute a substantial portion of the Company's revenues. Accordingly, the termination of the Servier Agreements or the AHP Agreements would have a material adverse effect on the Company.

                      Other Risks. The successful  commercialization of Redux is also subject to other risks including those set forth under "Risks Factors -- Competition" and "- Uncertainty of Patent Protection and Proprietary Rights," "- Risks Relating to Managing Growth," "Competition," "- Risk of Product Liability" and "- Uncertainty Regarding Pharmaceutical Pricing and Reimbursement."

              Uncertainties Related to Clinical Trials. Before obtaining regulatory approval for the commercial sale of any of its pharmaceutical products under development, the Company must demonstrate that the product is safe and efficacious for use in each target indication. The results of preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing or use, and there can be no assurance that clinical trials of the products under development by the Company will demonstrate the safety and efficacy of such products or that, regardless of clinical trial results, FDA approval will be obtained. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials or have not received FDA approval, even after promising results in earlier trials. If clinical trials do not demonstrate the safety and efficacy of certain products under development, the Company may be adversely affected. Citicoline and bucindolol are currently in Phase 3 clinical trials and a Phase 2/3 clinical trial on pagoclone has recently commenced. There can be no assurance that these trials will confirm or demonstrate the safety and efficacy of the respective drug or that FDA approval will be obtained. Ferrer may terminate the Ferrer Agreement in the event FDA approval of citicoline is not obtained by January 1999. The Company also expects to conduct clinical evaluation on certain dietary supplement products under development to substantiate the claims that are expected to be made for the products. There can be no assurance that these clinical evaluations will be successful.

              Funding Requirements. The Company has expended and will continue to expend substantial funds to conduct research and development activities and preclinical and clinical testing on products under development, including products which may be acquired in the future. In addition, the Company is establishing sales and marketing capabilities for certain of its products. The Company is co-promoting Redux and intends to market and/or co-promote directly citicoline, Melzone and PMS Escape, assuming applicable regulatory approvals are obtained and test launches are successful. The Company will therefore be required to establish and maintain appropriate internal sales forces and functions and will require additional funds for manufacturing and marketing activities. The Company may seek additional funds through corporate collaborations or future equity or debt financings to provide funding for new business opportunities and future growth.

              Interneuron is also currently funding the activities of Progenitor, Transcell and InterNutria, each of which is seeking to enter into collaborations, business combinations or private or public equity or debt financings to pursue development and commercialization of their technologies or products. Although Interneuron may acquire additional equity in a subsidiary through participation in any such financing or conversion of intercompany debt, equity financings by a subsidiary will likely reduce Interneuron's percentage ownership of that subsidiary and funds raised by the subsidiaries will generally not be available to Interneuron. Although certain of the subsidiaries are engaged in discussions relating to potential business combinations or private or public equity financings, none of the subsidiaries has any commitments for additional financing and there can be no assurance that any such financing will be available on acceptable terms, if at all. In particular, Progenitor had filed a registration statement with the Commission relating to an initial public offering of its securities. Such offering has been postponed indefinitely and there can be no assurance that such offering will be completed or as to the timing or amount of any offering.(1) If adequate funds are not available to these subsidiaries on acceptable terms, such subsidiaries may be required to delay, scale back or eliminate some or all of their respective research and product development programs or product launches.

              Risks  Relating to Test Launches of  Non-Pharmaceutical  Products.
During 1996, the Company commenced a regional test launch of PMS Escape, a dietary supplement for women with pre-menstrual syndrome which is continuing to be clinically evaluated. The Company also recently commenced a regional test launch of Melzone, a low-dose dietary supplement formulation of melatonin and intends shortly to commence a test launch of Boston Sports Supplement. Based on the results of the test launches, ongoing clinical evaluation and the availability of sufficient funds, the Company may determine not to market any of these products, to conduct additional testing of any of these products or to market any of these products on a broader scale. There can be no assurance any of these test launches will be successful, or if successful, be predictive of the commercial viability of any product if marketed more broadly.

              Uncertainty of Government Regulation. The Company's research, development and pre-clinical and clinical trials and the manufacturing and marketing of most of its products are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and other countries. The process of obtaining FDA and other required regulatory approvals for drug and biologic products, including required preclinical and clinical testing, is lengthy, expensive and uncertain. There can be no assurance that, even after such time and expenditures, the Company will be able to obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product's marketing or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, the Company will be dependent upon the manufacturers of its products to maintain compliance with current Good Manufacturing Practices ("GMP") and on laboratories and medical institutions conducting preclinical studies and clinical trials to maintain both good laboratory and good clinical practices. There can be no assurance that GMP manufacturers capable of producing product according to forecasts can be obtained on a timely basis, or at all, for products under development, including citicoline and pagoclone, which would materially adversely affect the Company's ability to commercialize these products. Certain products are proposed to be marketed by the Company as dietary supplements, such
--------
     (1) A registration statement relating to those securities has been filed with the Commission but has not yet become effective. Those securities may not be sold nor offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sales of those securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.


as Melzone and PMS Escape. There can be no assurance that the FDA will not attempt to regulate the products as drugs, which would require the filing of NDAs and review and approval by the FDA prior to marketing, or otherwise restrict the marketing of these products. In addition, classification of these products as dietary supplements limits the types of claims that can be made in marketing.

              In addition to the regulatory framework for product approvals, the
Company and its collaborative partners may be subject to regulation under state and federal laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulation. The impact of such regulation upon the Company cannot be predicted and could be material and adverse.


              Uncertainty of Patent Position and Proprietary Rights. The Company's success will depend to a significant extent on its ability to obtain and enforce patent protection on its products and technologies, to maintain trade secrets and to operate without infringing on the proprietary rights of others. There can be no assurance that any Company patents will afford any competitive advantages or will not be challenged or circumvented by third parties or that any pending patent applications will result in patents being issued. Certain of the Company's patents and patent applications include biotechnology claims, the patentability of which generally is highly uncertain and involves complex legal and factual questions. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before a potential product can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

              The composition of matter patent on dexfenfluramine in the U.S. has expired. The use patent on dexfenfluramine for the treatment of abnormal carbohydrate craving, which has been licensed to the Company, expires in 2000. Competitors, including generic drug manufacturers, may market dexfenfluramine in the U.S. claiming uses for obesity, assuming FDA approval can be obtained. Thus there can be no assurance that this use patent will afford any competitive advantage or will not be challenged or circumvented by third parties, although the Company believes Redux will likely be entitled to market exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act") until April 1999. Subsequent to the expiration of market exclusivity or patent extension, the Company's revenues from Redux may be materially reduced. The Company's royalty obligations to Servier for the license of the know-how and trademark extend beyond the patent expiration date. This royalty obligation may adversely affect the Company's ability to compete against any then available generic drugs that are offered at lower prices. In addition, the Company's royalties from AHP are subject to 50% reduction if generic drug competition achieves a market share of 10% or greater of total new Redux prescriptions in two consecutive quarters.

              The U.S. composition of matter patent on bucindolol expires in November 1997, prior to the anticipated launch of the product. As a result, assuming FDA approval can be obtained, competitors, including generic drug manufacturers, may market bucindolol, subject to potential market exclusivity under the Waxman-Hatch Act. The Company's licensed U.S. patent covering the administration of citicoline to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine expires in 2003. As described in the licensed patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuro-muscular disorders including myasthenia gravis and post-stroke rehabilitation. The claim of the licensed patent, while being broadly directed to the treatment of inadequate release of brain acetylcholine, does not specifically recite the indications for which the IND has been filed.

              The Company may conduct research on pharmaceutical or chemical compounds or technologies, the patents or other rights to which may be held by third parties. Others have filed and in the future may file patent applications covering certain products or technologies that are similar to those of the Company. If products based on such technologies are commercialized by the Company, they may infringe such patents or other rights, licenses to which may not be available to the Company. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on the Company's business. There can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company or, if patents are issued, successfully design around the patented aspects of any technology developed by the Company. Furthermore, litigation may be necessary to enforce any patents issued to the Company, to determine the scope and validity of the patent rights of others or in response to legal action against the Company claiming damages for infringement of patent rights or other proprietary rights or seeking to enjoin commercial activities relating to the affected product or process. Not only is the outcome of any such litigation highly uncertain, but such litigation may also result in significant use of management and financial resources. The Company believes there may be significant litigation in the industry regarding patent and other intellectual property rights relating to leptin and leptin receptors; patent applications relating to leptin receptors have been filed by Progenitor. The Company is aware that Millennium has filed a patent application relating to a receptor for leptin and its use in obesity applications, and has licensed to Hoffman-LaRoche Inc. rights to develop certain therapeutics for obesity using Millennium's discovery of a leptin receptor.

              Millennium has filed a "Protest" in the United States Patent and Trademark Office in connection with certain Progenitor applications relating to leptin receptors. A Protest is an available procedure sometimes used by a third party to provide the patent examiner who is reviewing the involved application or applications with what the third party believes to be relevant information. The Protest procedure does not afford any right to the third party to participate in the patent prosecution process beyond the filing of its written Protest. Millennium's Protest primarily argues that any claims allowed to Progenitor should not be so broad as to cover Millennium's own leptin receptor.

              There can be no assurance that Millennium's patent application, or additional patent applications filed by Millennium or others, will not result in issued patents covering a leptin receptor, the leptin protein or other ligands, or any of their respective uses, including obesity. There can be no assurance that the invention by Millennium will be accorded an invention date later than Progenitor's invention date, that any patent will issue to Progenitor or that any such patent issued to Progenitor would be broad enough to cover leptin receptors of Millennium or others.

              To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to the Company's proposed products, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company. Most of the Company's consultants are employed by or have consulting agreements with third parties and any inventions discovered by such individuals generally will not become property of the Company. There can be no assurance that Company confidentiality agreements will not be breached or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

              Uncertainty Regarding Waxman-Hatch Act. Certain provisions of the Waxman-Hatch Act grant market exclusivity for certain new drugs and dosage forms. The Waxman-Hatch Act provides that a patent which claims a product, use or method of manufacture covering certain drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for research and FDA review of the product. Although the Company has applied for such protection for the use patent relating to dexfenfluramine, there can be no assurance that it will receive an extension. See "Risk Factors - Uncertainty of Patent Position and Proprietary Rights". The Waxman-Hatch Act also establishes a period of time from the date of FDA approval of certain new drug applications during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors, although it may accept or approve long-form applications (that is, other complete NDAs) for such drug. There can be no assurance the Company will receive marketing exclusivity any of its products, including bucindolol, for which the composition of matter patent expires in November 1997. There can be no assurance that any of the benefits of the Waxman-Hatch Act or similar foreign laws will be available to the Company or that such laws will not be amended or repealed.

              Risk of Clinical Trial and Product Liability. The use of the Company's products in clinical trials and the marketing of any products may expose the Company to substantial clinical trial and product liability claims. Certain of the Company's agreements require the Company to obtain specified levels of insurance coverage, naming the other party thereto as an additional insured. There can be no assurance that the Company will continue to be able to obtain such insurance coverage, that such insurance can be acquired in sufficient amounts to protect the Company or other named parties against such liability, at a reasonable cost, or at all or that any insurance obtained will cover any particular liability claim. The Company is required to indemnify Servier, Boehringer and AHP against claims, damages or liabilities incurred by any of them in connection with the marketing of dexfenfluramine under certain circumstances. The Company may also be required to indemnify other licensors against product liability claims incurred by them as a result of products developed by the Company under licenses from such entities. In the event of an uninsured or inadequately insured product liability claim, or in the event an indemnification claim was made against the Company, the Company's business and financial condition could be materially adversely affected.

              Early Stage of Products Under Development by the Company. The Company is investigating for therapeutic potential a variety of pharmaceutical compounds, technologies and other products at various stages of development. In particular, Progenitor and Transcell each are conducting very early stage research and all of their proposed products require significant further research and development, as well as testing and regulatory clearances, and are subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. The products under development by the Company are subject to the risk that any or all of these proposed products are found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. The Company is unable to predict whether any of its products will be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products or procedures are long and uncertain.

              Dependence   on  Others  for  Clinical   Development,   Regulatory
Approvals, Manufacturing and Marketing. The Company expects to rely upon collaborative partners for the development, manufacturing and marketing of certain of its products, including products which may be required in the future. The Company is therefore dependent on the efforts of these collaborative partners and the Company may have limited control over the manufacture and commercialization of such products. For example, with respect to bucindolol, neither the Company nor Intercardia controls the BEST Study, which is being conducted by the NIH and the VA, and the Company will be substantially dependent upon Astra Merck for the commercial success of the twice-daily formulation of bucindolol in the U.S., assuming FDA approval is obtained. In the event certain of the Company's collaborative partners terminate the related agreements or fail to manufacture or commercialize products, the Company would be materially adversely affected. Because the Company will generally retain a royalty interest in sales of products licensed to third parties, its revenues may be less than if it retained commercialization rights and marketed products directly. Although the Company believes that its collaborative partners will have an economic motivation to commercialize the products that they may license, the amount and timing of resources devoted to these activities generally will be controlled by each partner. There can be no assurance that the Company will be successful in establishing any additional collaborative arrangements, or that any such collaborative partners will be successful in commercializing products or not terminate their collaborative agreements with the Company.

              Risks Relating to Managing Growth. As a result of the Redux launch and, assuming additional proposed product launches occur, the Company anticipates experiencing a period of rapid growth, which is likely to place significant demands on the Company's management, operational, financial and accounting resources. The Company's intention to market certain products directly will further strain these resources. In particular, the Company is co-promoting Redux, which requires the Company to maintain a sales force and related management systems. The Company's future success will depend in part on whether it can expand its operational, financial and accounting systems and expand, train and manage its employee base. The Company's inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

              Competition. Competition from other pharmaceutical companies, biotechnology companies, dietary supplement companies and research and academic institutions is intense and expected to increase. The Company is aware of products and technologies under development by its competitors that address diseases being targeted by the Company and competitors have developed or are in the process of developing products or technologies that are, or in the future may be, the basis for competitive products. Redux may be subject to substantial competition. Dexfenfluramine is an isomer of fenfluramine, which is sold under the brand name Pondimin by AHP for approximately the same use as dexfenfluramine, although indicated only for "short-term (a few weeks) use." Although dexfenfluramine is distinguishable from fenfluramine, there can be no assurance that Redux, which is higher priced than Pondimin, will achieve greater market acceptance than Pondimin or any other prescription drug used to treat obesity. The Company is aware of drugs under development for the treatment of obesity including sibutramine, for which an affiliate of BASF AG has filed an NDA to treat obesity. Although an FDA advisory committee had recommended against its approval, it has been reported that the FDA has issued an approvable letter relating to the drug. In addition, the Company is aware of anti-obesity drugs under development by an affiliate of Roche Holdings Ltd. and by Neurogen Corporation. In addition, other drugs and technologies relating to the treatment of obesity are in earlier stages of development  and, due to the limited period of marketing  exclusivity,
Redux may eventually be subject to competition from generic versions of dexfenfluramine. The introduction of additional competitive products may substantially reduce the Company's revenues from Redux.

              Activase was recently approved for stroke and the Company is also aware of a number of products in clinical development pursuing an indication for stroke which could compete with citicoline. In addition, if regulatory approval is obtained, bucindolol may compete with carvedilol, which is under development in the U.S. by SmithKline Beecham, for the treatment of congestive heart failure. An advisory committee of the FDA recommended against the approval of carvedilol to treat congestive heart failure, although the Company believes SmithKline Beecham is continuing to seek to gain FDA approval for the drug. In addition, Melzone will compete with a substantial number of available melatonin dietary supplement products and PMS Escape will compete with a number of products for use during the pre-menstrual period.

              Many companies in the pharmaceutical and dietary supplement industries have substantially greater financial resources and development capabilities than the Company and have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing products. In addition to competing with universities and other research institutions in the development of products, technologies and processes, the Company may compete with other companies in acquiring rights to products or technologies. There can be no assurance that the Company will develop products that are more effective or achieve greater market acceptance than competitive products, or that the Company's competitors will not succeed in developing products and technologies that are safer or more effective or less expensive than those being developed by the Company or that would render the Company's products and technologies less competitive or obsolete.

              Dependence Upon Key Personnel and Consultants. The Company is dependent on certain executive officers and scientific personnel. The Company has key person life insurance policies on the lives of Glenn L. Cooper, M.D., Richard Wurtman, M.D. and Lindsay A. Rosenwald, M.D. Drs. Wurtman and Rosenwald devote only a portion of their time to the Company's business. In addition, the Company is dependent upon certain executive officers or scientific personnel of the subsidiaries, each of which has separate management who are responsible, to a large extent, for the day-to-day operations and the strategic direction of the respective subsidiary. In addition, the Company relies on independent consultants to design and supervise clinical trials and assist in preparation of FDA submissions.

              Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate additional highly skilled employees, could adversely affect the Company's business and prospects. There can be no assurance that the Company will be able to retain its existing personnel or to attract additional qualified employees.


              Uncertainty Regarding Pharmaceutical Pricing and Reimbursement. The Company's business will be affected by the efforts of governmental and third-party payors to contain or reduce the cost of health care. There have been, and the Company anticipates that there will continue to be, a number of proposals to implement government control over the pricing or profitability of prescription pharmaceuticals, as is currently the case in many foreign markets. The announcement or adoption of such proposals could have an adverse effect on the Company. Furthermore, the Company's ability to commercialize its products may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of companies that are prospective collaborative partners of the Company. Successful commercialization of many of the Company's products, including Redux, may depend on the availability of reimbursement for the cost of such products and related treatment from third-party health care payors, such as the government, private insurance plans and managed care organizations. There can be no assurance that such reimbursement will be available. Such third-party payors are increasingly challenging the price of medical products and services.

              Control by Present Stockholders; Anti-Takeover Provisions. The officers, directors and principal stockholders of the Company (including individuals or entities related to such stockholders) beneficially own approximately 47% of Interneuron's outstanding Common Stock. Accordingly, these officers, directors and stockholders may have the ability to exert significant influence over the election of the Company's Board of Directors and to determine corporate actions requiring stockholder approval.

              The Board of Directors has the authority, without further approval of the Company's stockholders, to fix the rights and preferences of and to issue shares of preferred stock. Further, the Servier


Agreements may be terminated in the event of any acquisition by a new party (other than existing stockholders or their affiliates as of the date of the Servier Agreements) of a 20% beneficial interest in the Company. The preferred stock held by AHP provides that AHP's consent is required prior to the merger of the Company, the sale of substantially all of the Company's assets or certain other transactions. In addition, Ferrer may terminate the Ferrer Agreement in the event an unaffiliated third party acquires 50% of Interneuron's Common Stock. In addition, outstanding options under the Company's Stock Option Plans become immediately exercisable upon certain changes in control of the Company. In addition, Delaware corporate law imposes limitations on certain business combinations. These provisions could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company and, accordingly, could adversely affect the price of the Company's Common Stock.

              No Dividends. The Company has not paid any cash dividends on its Common Stock since inception and does not expect to do so in the foreseeable future. Any dividends will be subject to the preferential cumulative dividend of $0.1253 per share and $1.00 per share payable on the outstanding Series B Preferred Stock and Series C Preferred Stock, respectively, held by AHP and dividends payable on any other preferred stock issued by the Company.

              Possible   Volatility  of  Stock  Price.  The  market  prices  for
securities of emerging growth companies have historically been highly volatile. Future announcements concerning the Company or its subsidiaries, including
Intercardia, which is publicly-traded, or the Company's competitors, including the results of testing and clinical trials, technological innovations or competitive products, government regulations, developments concerning proprietary rights, litigation, the Company's results of operations or public concern as to the safety or commercial value of the Company's products, may have a significant impact on the market price of the Company's Common Stock.

              Shares  Eligible  for  Future  Sale;  Registration  Rights.  As of
December 13, 1996, approximately 41,017,875 shares of Common Stock were outstanding. Of these shares, approximately 19,000,000 are owned by affiliates (or individuals or entities that may be deemed affiliates) of the Company or are "restricted securities" within the meaning of Rule 144. Substantially all of these shares are eligible for sale under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of the Company as that term is defined under the Securities Act of 1933, as amended (the "Securities Act"), is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least two years that does not exceed the greater of (i) one percent of the then outstanding shares of Common Stock, or
(ii) the average weekly trading volume in the Common Stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain requirements as to the manner of sale, notice and the availability of current public information about the Company. However, a person who is not an affiliate and has beneficially owned such shares for at least three years is entitled to sell such shares without regard to the volume or other requirements.

              A stockholder of the Company with demand registration rights has requested that the Company file a registration statement on Form S-3 relating to the resale of such stockholder's shares of Common Stock and the Company intends to file such registration statement in December 1996. Other stockholders of the Company have demand and/or piggy back registration rights, including (i) one stockholder of the Company with demand and piggy-back registration rights relating to 622,222 shares of Common Stock issuable upon conversion of preferred stock, (ii) two stockholders of the Company having piggy-back registration rights until March 1997 relating to an aggregate of approximately 1,330,000 shares of Common Stock; (iii) individuals and entities entitled to receive shares of Common Stock in each of December 1996 and 1997 with a market value of $1,200,000 at the time of each issuance have registration rights in January 1997 and 1998 relating to the resale of those shares; and (iv) in the event up to a maximum of 2,181,250 shares of Common Stock are issued in June 1998 pursuant to certain put protection rights, holders of such shares will have registration rights at that time.

              The Company has outstanding other registration statements on Form S-3 relating to the resale of shares of Common Stock and has registration statements on Form S-8 relating to its 1989 Stock Option Plan, 1994 Long-Term Incentive Plan and its 1995 Stock Purchase Plan.

              Outstanding Options and Warrants. As of September 30, 1996, approximately 5,000,000 shares of Common Stock were issuable upon exercise of outstanding options and warrants. In addition, the Company is required to issue additional shares of Common Stock in connection with technology acquisitions and may issue additional shares if certain put protection rights are exercised. To the extent such shares are issued, the interest of holders of Common Stock will be diluted.



PART IV

Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)   1.  Financial Statements

          An index to Consolidated Financial Statements appears on page F-1.

      2.  Schedules

          All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

      3.  Exhibits

          3.4         -    Restated Certificate of Incorporation of Registrant (17)
          3.5         -    By-Laws of Registrant (1)
          4.4         -    Certificate of Designation establishing Series C Preferred Stock(17)
          4.6         -    Form of Registrant Warrant issued in subsidiary private
                           placement (25)
          4.7         -    Form of Registrant Warrant issued to designees of Paramount
                           Capital, Inc., and  D.H. Blair& Co., Inc.(25)
          10.5 (a)    -    Consultant and Non-competition Agreement between the
                           Registrant, Richard Wurtman, M.D. (34)
          10.5 (b)    -    Consultant and Non-competition Agreement between InterNutria,
                           Inc. and Judith Wurtman, Ph.D. (34)
          10.6        -    Assignment of Invention and Agreement between Richard Wurtman,
                           M.D.,Judith Wurtman and the Registrant (1)
          10.7        -    Management Agreement between the Registrant
                           and Lindsay Rosenwald, M.D. (1)
          10.9(a)     -    Restated and Amended 1989 Stock Option Plan  (7)
          10.10       -    Form of Indemnification Agreement (1)
          10.11       -    Restated Amendment to MIT Option Agreement (1)
          10.12(a)    -    Patent and Know-How License Agreement between the
                           Registrant and Les Laboratoires Servier ("Servier") dated February 7, 1990 ("License
                           Agreement") (1)
          10.12(b)    -    Revised Appendix A to License Agreement (1)
          10.12(c)    -    Amendment Agreement between Registrant and Servier, Orsem and Oril, Produits
                           Chimiques dated November 19,1992(3)(12)
          10.12(d)    -    Amendment Agreement dated April 28, 1993 between Registrant and
                           Servier (16)
          10.12 (e) -      Consent and Amendment Agreement among Servier, American Home Products Corp.
                           and Registrant (34)
          10.13       -    Trademark License Agreement between the  Registrant and Orsem dated February 7,
                           1990 (1)
          10.14       -    Supply Agreement between the Registrant and Oril Products Chimiques dated
                           February 7, 1990 (1)(3)
          10.15(a)   -     Form of Indemnification Agreement between the Registrant and Alexander M. Haig,
                           Jr.  (1)
          10.16       -    Assignment of Invention by Richard Wurtman, M.D. (1)
          10.22(a)   -     License Agreement dated January 15, 1993, as amended, between the
                           Registrant and Grupo Ferrer (3)(16)
          10.25       -    License Agreement between the Registrant and the Massachusetts
                           Institute of Technology (4)
          10.28       -    Letter Agreement between the Registrant and  Bobby W. Sandage, Jr., Ph.D. (7)



          10.29       -    Amended Lease dated December 12, 1991 for  Registrant's offices in
                           Lexington, Massachusetts (7)
          10.29(a)    -    First Amendment to Lease dated as of October 14, 1994 between Registrant and
                           Ledgemont Realty Trust (25)
          10.30       -    License Agreement dated January 1, 1992 between the Trustees of Princeton
                           University and the Registrant (3)(8)
          10.31       -    Research Agreement dated as of July 1, 1991  between the Registrant and the
                           Trustees of   Princeton University (3)(8)
          10.32       -    Consulting Agreement dated as of July 1, 1991 between the Registrant and Daniel
                           Kahne, Ph.D. (3)(8)
          10.33       -    License Agreement dated January 28, 1992 between Ohio University, The Castle
                           Group, Inc. and Scimark Corporation (assigned to Progenitor, Inc.)(3)(8)
          10.34       -    Sponsored Research Agreement between Scimark Corporation (assigned to
                           Progenitor, Inc.) and Ohio University (3)(8)
          10.34(a)    -    Letter Amendment between Progenitor, Inc. and  Ohio University (18)
          10.35       -    Technology License Contract dated December 18, 1991 between the
                           Registrant and the Mayo  Foundation for Medical Education and Research (3) (8)
          10.36       -    Exclusive License Agreement dated February 24, 1992 between the
                           Registrant and Purdue Research Foundation (9)
          10.37       -    License Agreement dated as of February 15, 1992 between the
                           Registrant and Massachusetts Institute of Technology (9)
          10.39       -    Employment Agreement between Transcell Technologies, Inc. and Elizabeth Tallet dated November 11, 1992 and Guarantee  by
                           Registrant (13)
          10.40       -    Patent and Know-How Sublicense and Supply Agreement between
                           Registrant and American Cyanamid Company dated November 19, 1992 (3)(12)
          10.41       -    Equity Investment Agreement between Registrant and American Cyanamid Company dated November 19, 1992 (12)
          10.42       -    Trademark License Agreement between Registrant and American
                           Cyanamid Company dated November 19, 1992 (12)
          10.43       -    Consent Agreement between Registrant and Servier dated November
                           19,1992 (12)
          10.45       -    Agreement between Registrant and Parexel International Corporation dated October 22, 1992 (as of July 21, 1992) (3) (14)
          10.46       -    License Agreement dated February 9, 1993 between the Registrant and Massachusetts
                           Institute of Technology (3)(15)
          10.47       -    Sublease between Enichem America and Transcell Technologies, Inc.
                           including guarantee by the Registrant (15)
          10.49       -    License Agreement between Registrant and Elan Corporation, plc dated September
                           9, 1993 (3)(18)
          10.51       -    Letter Agreement between the Registrant and Mark Butler (18)
          10.52       -    License Agreement dated February 18, 1994 between Registrant and
                           Rhone-Poulenc Rorer, S.A. (20)
          10.54       -    Form of Purchase Agreement dated as of February 24, 1994 (20)
          10.54(a)    -    Form of Amendment to Purchase Agreement (20)
          10.55       -    Patent License Agreement between Registrant and Massachusetts
                           Institute of Technology dated March 1, 1994 (20)
          10.57       -    Employment Letter dated February 28, 1994 between the Registrant and Thomas F.
                           Farb (21)
          10.58       -    Master Equipment Lease including Schedules  and Exhibits between
                           Phoenix Leasing and Registrant (agreements for Transcell and
                           Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and Progenitor (22)
          10.59       -    Exhibit D to Agreement between Registrant and Parexel International
                           Corporation dated as of March 15, 1994 (3)(22)


          10.60(a)   -     Acquisition Agreement dated as of May 13, 1994 among the Registrant, Intercardia,
                           Inc., Cardiovascular Pharmacology Engineering Consultants, Inc. (CPEC), Myocor,
                           Inc. and the sellers named therein (23)
          10.60(b)   -     Amendment dated June 15, 1994 to the Acquisition  Agreement (23)
          10.61      -     License  Agreement  dated  December  6,  1991  between Bristol-Myers
                           Squibb and CPEC, as amended (3)(23)
          10.61(a)   -     Letter Agreement dated November 18, 1994 between CPEC and Bristol-Myers
                           Squibb (25)
          10.62      -     Lease Agreement between Thomas R. Eggers and  Progenitor, Inc. dated as of
                           November 1994 with Registrant guaranty (25)
          10.63      -     Form of Stock Purchase Agreement dated December 15, 1994 (25)
          10.64      -     Form of Investor Rights Agreement among Progenitor, Transcell, Registrant and each investor in the subsidiary private placement (25)
          10.64(a)   -     Form of Investor Rights Agreement among Intercardia, the Registrant and each investor in the Intercardia private placement (25)
          10.65      -     1994 Long-Term Incentive Plan (25)
          10.67      -     Employment Agreement between Intercardia and Clayton I. Duncan with Registrant guarantee (25)
          10.67(a)   -     Amendment to Employment Agreement between Intercardia, Inc. and Clayton I.
                           Duncan (36)
          10.68(a)   -     Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase Plan, as amended (36)
          10.69      -     Office Lease, dated April 24, 1995 between Intercardia, Inc. and Highwoods/Forsyth
                           Limited Partnership, with Registrant Guaranty (27)
          10.70 (a)  -     License and Collaboration Agreement by and between Progenitor, Inc., and Chiron
                           Corporation dated March 31, 1995 (3) (30)
          10.71      -     Securities  Purchase  Agreement  dated June 2, 1995
                           between  the   Registrant   and  Reliance   Insurance
                           Company, including Warrant and exhibits (29)
          10.72      -     Sponsored Research and License Agreement dated as of May 1, 1995 between
                           Progenitor and Novo Nordisk (3) (30)
          10.73      -     Form of Stock Purchase Agreement dated as of June 28, 1995 (31)
          10.74      -     Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings) (32)
          10.75      -     Stock Purchase Agreement dated as August 23, 1995 between the Registrant and
                           Paresco, Inc. (32)
          10.76      -     Stock Purchase Agreement dated as of September 15, 1995 between the Registrant and Silverton International Fund Limited (32)
          10.77      -     Subscription Agreement dated September 21, 1995, as of August 31, 1995, including
                           Registration Rights Agreement between Registrant and GFL Advantage Fund
                           Limited. (32)
          10.78      -     Contract Manufacturing Agreement dated November 20,1995 between Registrant and
                           Boehringer Ingelheim Pharmaceuticals, Inc. (3) (34)
          10.79      -     Development and Marketing Collaboration and License Agreement
                           between Astra Merck, Inc., Intercardia, Inc. and CPEC, Inc., dated December 4, 1995.
                           (3) (33)
          10.80      -     Intercompany Services Agreement between Registrant and Intercardia, Inc. (33)
          10.81      -     Asset Purchase Agreement dated November 14, 1995 among Registrant, InterNutria,
                           Inc., and Walden Laboratories, Inc. (34)
          10.82      -     Employment Agreement between Registrant and Glenn L. Cooper,  M.D. dated April
                           30, 1996 effective as of May 13, 1996 (37)
          10.83      -     Co-promotion Agreement effective June 1, 1996 between Wyeth-Ayerst
                           Laboratories and Interneuron Pharmaceuticals, Inc. (3)(38)
          10.84      -     Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles,
                           Inc. dated July 12, 1996(38)
          10.85      -     Amendment No. 1 dated July 3, 1996 to Master Consulting Agreement between
                           Interneuron Pharmaceuticals, Inc. and Quintiles, Inc. dated July 12, 1996 (3)(38)
          10.86      -     Lease Agreement between Transcell Technologies, Inc. and Cedar Brook Corporate
                           Center, L.P., dated September 19, 1996, with Registrant guaranty


          21          -    List of Subsidiaries
          23          -    Consent of Coopers & Lybrand L.L.P.
          27          -    Financial Data Schedule

---------------------------

(1)       Incorporated by reference to the Registrant's registration statement on Form S-1 (File No. 33-32408)
          declared effective on March 8, 1990.
(3)       Confidential Treatment requested for a portion of this Exhibit.
(4)       Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended  September
          30, 1990.
(7)       Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(8)       Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended
          December 31, 1991.
(9)       Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended
          March 31, 1992.
(12)      Incorporated by reference to the Registrant's Form 8-K dated November 30, 1992.
(13)      Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's Registration Statement
          on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(14)      Incorporated  by reference to the  Registrant's  Annual Report on Form
          10-K for the fiscal year ended September 30, 1992.
(15)      Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended
          December 31, 1992
(16)      Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended
          March 31, 1993
(17)      Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended
          June 30, 1993
(18)      Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1993
(20)      Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1
          (File no. 33-75826)
(21)      Incorporated by reference to the Registrant's Form 8-K dated March 31, 1994
(22)      Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended
          March 31, 1994
(23)      Incorporated by reference to the Registrant's Form 8-K dated June 20, 1994
(25)      Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
          September 30, 1994
(27)      Incorporated by reference to the Registrant's Quarterly Report on From 10-Q for the six months ended
          March 31, 1995
(29)      Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated June 2, 1995
(30)      Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated May 16, 1995; Exhibit
          10.70 (a) supersedes Exhibit 10.70.
(31)      Incorporated  by reference to  Registrant's  Quarterly  Report on Form
          10-Q for the nine months ended June 30, 1995.
(32)      Incorporated by reference to Registrant's Report on Form 8-K dated August 16, 1995.
(33)      Incorporated by reference to Registration Statement filed on Form S-1 (No. 33-80219) by Intercardia, Inc.
          on December 8, 1995.
(34)      Incorporated by reference to  Registrant's  Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(36)      Incorporated by reference to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File
          No. 333-1273) filed March 15, 1996.
(37)      Incorporated by reference to Registrant's Registration Statement on Form S-3 (File No. 333-03131) filed
          May 3, 1996
(38)      Incorporated by reference to Registrant's Quarterly Report on Form 10-Q or 10-Q/A for the quarter ended
          June 30, 1996.

(b)       Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the three month period ended September 30, 1996.




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Audited Financial Statements                                              Page
----------------------------                                              ----

Report of Independent Accountants..........................................F-2

Consolidated Balance Sheets -- September 30, 1996 and 1995.................F-3

Consolidated Statements of Operations -- For the years ended
  September 30, 1996, 1995 and 1994........................................F-4

Consolidated Statements of Stockholders' Equity -- For the years ended September 30, 1996, 1995 and 1994..................................F-5

Consolidated Statements of Cash Flows -- For the years ended
  September 30, 1996, 1995 and 1994........................................F-6

Notes to Consolidated Financial Statements.................................F-7



                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Stockholders of Interneuron Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Interneuron Pharmaceuticals, Inc. as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interneuron Pharmaceuticals, Inc. as of September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
November 8, 1996



                        INTERNEURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)


                                                                                 September 30,        September 30,
                                                                                     1996                 1995
                                                                                  -------------       -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                         $145,901            $16,781
     Marketable securities                                                               17,068             18,208
     Accounts receivable                                                                  4,338                237
     Inventories                                                                          8,376                  -
     Prepaids and other current assets                                                    1,324                190
                                                                                ---------------     --------------
             Total current assets                                                       177,007             35,416

Marketable securities                                                                     6,639                  -
Property and equipment, net                                                               2,689              1,671
Other assets                                                                                103                429
                                                                               ----------------     --------------
                                                                                       $186,438            $37,516
                                                                               ================     ==============

                                                    LIABILITIES

Current liabilities:
     Accounts payable                                                                   $ 2,575         $    1,161
     Accrued expenses                                                                    11,604              7,994
     Deferred revenue                                                                     6,921                  -
     Current portion of capital lease obligations                                           661                506
                                                                               ----------------     --------------
             Total current liabilities                                                   21,761              9,661

Long-term portion of capital lease obligations                                              526                782
Other long-term liabilities                                                                  16                 43

Minority interest                                                                        19,373              5,638

                                               STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, authorized 5,000,000 shares:
     Series B, 239,425 shares issued and outstanding at September 30, 1996 and September 30, 1995, respectively (liquidation preference at
     September  30, 1996 $3,026)                                                          3,000              3,000
     Series C, 5,000 shares issued and outstanding at September 30, 1996 and September 30, 1995, respectively (liquidation preference at
     September  30, 1996 $502)                                                              500                500
Common stock,  par value $.001;  60,000,000  shares  authorized;
     41,015,969 and 33,284,006 shares issued and outstanding at
     September  30, 1996 and September 30, 1995, respectively                                41                 33
Additional paid-in capital                                                              247,999             96,651
Accumulated deficit                                                                    (106,778)           (78,792)
                                                                               ----------------     --------------
     Total stockholders' equity                                                         144,762             21,392
                                                                               ----------------     --------------
                                                                                       $186,438            $37,516
                                                                               ================     ==============

 The accompanying notes are an integral part of the consolidated financial statements.


                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)




                                                                    For the years ended September 30,

                                                             1996                 1995                 1994
                                                             ----                 ----                 ----
Revenues:
     Product revenue                                      $14,162              $     -              $     -
     Contract and license fee revenue                       8,335                3,463                  101
     Investment income                                      4,465                1,039                  505
                                                        ---------         ------------        -------------
         Total revenues                                    26,962                4,502                  606


Costs and expenses:
     Cost of product revenue                               11,617                    -                    -
     Research and development                              17,824               15,168               17,737
     Selling, general and administrative                   17,497                7,878                8,403
     Purchase of in-process research and development        8,584                    -                1,852
                                                        ---------         ------------        -------------
         Total costs and expenses                          55,522               23,046               27,992



Net loss from operations                                  (28,560)             (18,544)             (27,386)

Minority interest                                             574                  563                    -
                                                      -----------           ----------        -------------

Net loss                                                 ($27,986)            ($17,981)            ($27,386)
                                                      ===========           ==========        =============

Net loss per common share                                  ($0.76)              ($.059)              ($0.98)
                                                      ===========           ==========        =============

Weighted average common shares
outstanding                                                37,004               30,604               27,873
                                                      ===========           ==========        =============




 The accompanying notes are an integral part of the consolidated financial statements.


                        INTERNEURON PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          (Dollar amounts in thousands)

                                                       Common  Stock         Preferred Stock
                                                -------------------------  -------------------- Additional                Total
                                                    Number of   Par Value   Number of            Paid in   Accumulated Stockholders'
                                                     Shares       Amount     Shares     Amount   Capital     Deficit      Equity
                                                -------------------------  ---------- ---------- ---------  ----------- -----------

Balance at September 30, 1993.................      26,851,867  $    27     244,425    $3,500   $51,125     ($33,426)      $21,226

Proceeds from exercise of Class B
  Warrants......... ..........................         177,000                                      841                        841
Proceeds from exercise of stock options.......         110,500                                      465                        465
Private placements of common stock,
  net of issuance costs of $1,609.............       1,707,000        2                          13,752                     13,754
Issuance of warrants..........................                                                      180                        180
Issuance of common stock for technology
  rights..... ................................         170,000                                      759                        759
Dividends on preferred stock..................                                                      (63)                       (63)
Net loss......................................                                                               (27,385)      (27,385)
                                                ---------------  ------  ----------   -------  --------      --------      --------
      Balance at September 30, 1994...........      29,016,367       29     244,425     3,500    67,059      (60,811)        9,777

Proceeds from exercise of Class B Warrants....         257,107                                    1,221                      1,221
Proceeds from exercise of stock options.......          61,200                                      151                        151
Private placement of common stock, net of
  issuance costs of $1,244 ...................       3,009,045        3                          24,698                     24,701
Dividends on preferred stock..................                                                      (35)                       (35)
Proceeds from offerings of Employee Stock
  Purchase Plan........... ...................          10,287                                       70                         70
Proceeds from exercise of unit purchase
  options and Class A warrants                         930,000        1                           2,324                      2,325
Proceeds from issuance of Put Protection
  Rights and warrants...... ..................                                                    1,163                      1,163
Net/loss......................................                                                               (17,981)      (17,981)
                                                 -------------  -------  ----------   -------  --------    ----------   ----------
      Balance at September 30, 1995...........      33,284,006       33     244,425     3,500    96,651      (78,792)       21,392
Proceeds from exercise of Class B and other
  warrants.............. .....................       3,524,897        4                          13,124                     13,128
Proceeds from exercise of stock options.......         740,022        1                           3,141                      3,142
Public offering  of common stock, net of
  issuance costs  of $850.. ..................       3,000,000        3                         109,127                    109,130
Proceeds from offering of Employee Stock
  Purchase Plan............ ..................          16,672                                      146                        146
Dividends on preferred stock..................                                                      (35)                       (35)
Shares issued in payment of dividends.........           9,935                                      105                        105
Issuance of common stock for technology
  rights .....................................         342,792                                    8,827                      8,827
Shares and payments pursuant to private
  placement agreements...... .................          97,645                                      (35)                       (35)
Gain on sale of stock by subsidiary...........                                                   16,348                     16,348
Stock-based compensation......................                                                      600                        600
      Net loss................................                                                               (27,986)      (27,986)
                                                 -------------  -------  ----------   -------  --------   ----------    ----------
      Balance at September 30, 1996                 41,015,969      $41     244,425    $3,500  $247,999    ($106,778)     $144,762
                                                 =============  =======  ==========    ======  ========    =========    ==========

The accompanying notes are an integral part of the consolidated financial statements

                        INTERNEURON PHARMACEUTICALS, INC.
                                  CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                 For the years ended September 30,

                                                              1996                   1995               1994
                                                            ---------            ----------         ----------
Cash flows from operating activities:
     Net loss                                               ($27,986)              ($17,981)          ($27,386)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
             Depreciation and amortization                      889                     715                685
             (Gain) loss on disposal of fixed assets             38                     (34)                46
             Amortization of bond premium                         -                       -                 24
             Minority interest in net loss of consolidated
                subsidiaries                                    (574)                  (563)                 -
             Noncash license fee expense                           -                      -                180
             Purchase of in-process research and
                development                                    8,098                      -                759
             Noncash compensation                              1,422                      -                326
             Change in assets and liabilities:
                Accounts receivable and other assets          (4,909)                  (186)               851
                Inventories                                   (8,376)                     -                  -
                Accounts payable                               1,414                     44                535
                Deferred revenue                               6,921                      -                  -
                Accrued expenses and other liabilities         3,649                  2,129              4,124
                                                               -----                  -----              -----
Net cash (used) by operating activities                      (19,414)               (15,876)           (19,856)
                                                              ------                 ------             ------
Cash flows from investing activities:
     Capital expenditures                                     (1,850)                  (504)            (1,178)
     Purchase of marketable securities                       (56,641)               (22,465)           (12,621)
     Proceeds from maturities and sales of
             marketable securities                            51,141                  8,614             22,736
     Proceeds from sale of fixed assets                           63                     47                  -
                                                               -----                 ------             ------
Net cash provided (used) by investing activities              (7,287)               (14,308)             8,937
                                                               -----                 ------             ------
Cash flows from financing activities:
     Net proceeds from issuance of stock and
             other financing activities                      125,510                 29,630             14,671
     Net proceeds from issuance of stock by
             subsidiaries                                     30,569                  6,070                  -
     Proceeds from sale/leaseback                                313                    324              1,498
     Principal payments of capital lease obligations            (571)                  (416)              (118)
                                                             -------                 ------             ------
Net cash provided by financing activities                    155,821                 35,608             16,051
                                                             -------                 ------             ------

Net change in cash and cash equivalents                      129,120                  5,424              5,132

Cash and cash equivalents at beginning of period              16,781                 11,357              6,225
                                                              ------                 ------              -----

Cash and cash equivalents at end of period                  $145,901                $16,781            $11,357
                                                            ========                =======            =======


 The accompanying notes are an integral part of the consolidated financial statements.




                        INTERNEURON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  Nature of the Business:

Interneuron Pharmaceuticals, Inc. (the "Company") is a diversified biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates primarily for neurological and behavioral disorders, including obesity, stroke, anxiety and insomnia. The Company focuses primarily on developing products that mimic or affect neurotransmitters, which are chemicals that carry messages between nerve cells of the central nervous system ("CNS") and the peripheral nervous system. The Company is also developing products and technologies, generally outside the CNS field, through four subsidiaries ("the Subsidiaries"): Intercardia, Inc.
("Intercardia"), focuses on cardiovascular disease; Progenitor, Inc. ("Progenitor"), focuses on developmental genomics; Transcell Technologies, Inc. ("Transcell"), focuses on carbohydrate-based drug discovery; and InterNutria, Inc. ("InterNutria"), focuses on dietary supplement products.

B.  Summary of Significant Accounting Policies:

Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned Subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Marketable Securities: The Company invests available cash in short-term bank deposits, money market funds, U.S. and foreign commercial paper and U.S. and foreign government securities. Cash and cash equivalents includes investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as non-current if they mature one year or more beyond the balance sheet date. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. At September 30, 1995, all investments held were classified as "held-to-maturity". At September 30, 1996, all investments held were classified as "available-for-sale."

Property and Equipment: Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method based upon the following estimated useful lives:

Estimated Useful Lives:

Office equipment. . . . . . . . . . . . . . . . .. . . . . . . .  2 to 5 years

Laboratory equipment..  . . . . . . . . . . . . . . . . . . . . . . .  5 years

Leasehold improvements. . . . . . Shorter of lease term or estimated useful life




Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged, respectively, to operations.

Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market. Drug inventory costs are capitalized commencing from the time the pertinent drug is recommended for approval by an Advisory Committee of the U.S. Food and Drug Administration ("FDA") for drugs that are subject to FDA approval and from the time product is manufactured with the intention of commercial sale for products not requiring FDA approval.

Revenue Recognition: Product revenue consists of product sales which are recognized at the later of shipment or acceptance and royalties from licensed products which are recognized when the amount of and basis for such royalties are reported to the Company in accordance with the related license agreements. Cash received in advance of product shipments or acceptance is recorded as deferred revenue. Contract and license fee revenue consists of contractual research milestone payments, sales and marketing payments, research and development grants and contractual research and development funding and is recognized when services are performed or when contractual obligations are met.

Research and Development: Research and development costs are expensed in the period incurred.

Income Taxes: Deferred tax liabilities and assets are recognized based on temporary differences between the financial statement basis and tax basis of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is established if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized (see Note I).

Accounting  for  Stock-Based  Compensation:   In  October  1995,  the  Financial
Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, which changes measurement, recognition and disclosure standards for stock-based compensation. The Company will adopt the disclosure requirements of SFAS No. 123 in fiscal year 1997 and will continue to measure stock-based compensation in accordance with present accounting rules. As such, the adoption of SFAS No. 123 will not impact the financial position or the results from operations of the Company.

Issuance of Stock by a Subsidiary: Gains on the issuance of common stock by a subsidiary are included in net income unless the subsidiary is a research and development, start-up or development stage company or an entity whose viability as a going concern is under consideration. In those situations the Company accounts for the change in its proportionate share of the subsidiary's net assets resulting from the additional equity raised by the subsidiary as an equity transaction and credits any resulting gain to additional paid-in capital.

Uncertainties: The Company is subject to risks common to companies in the Biotechnology industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

Reclassification: Certain prior year amounts have been reclassified to conform with fiscal 1996 classifications.




C.   Marketable Securities:

Investments in marketable securities consisted of the following at September 30, 1996 and 1995:

                                                          1996                               1995
                                                 ------------------------          --------------------------
                                                                  Market                            Market
                                                   Cost           Value               Cost           Value
                                                   ----           -----               ----           -----
U.S. government treasury
     and agency obligation .................  $2,005,000      $2,033,000          $4,953,000     $4,950,000
Foreign government and
     corporate obligations .................   3,260,000       3,193,000                   -              -
U.S. corporate notes .......................  18,442,000      18,503,000          13,255,000     13,255,000
                                               ----------      ----------          ----------     ----------
Total ..................................... $ 23,707,000     $23,729,000         $18,208,000    $18,205,000
                                            ============     ===========         ===========    ===========

At September 30, 1996, marketable securities representing $6,639,000 of the total cost mature between September 30, 1997 and 1998 and marketable securities representing $17,068,000 of the total cost mature within one year from September 30, 1996. At September 30, 1996 and 1995, marketable securities were carried at cost due to insignificant differences from market value. At September 30, 1996, gross unrealized gains and loses were $144,000 and $122,000, respectively.

D.   Inventories:

Inventories at September 30, 1996 consisted of:

Raw materials                                                     $5,420,000
Finished goods                                                     2,956,000
                                                                   ---------
                                                                  $8,376,000
                                                                  ==========

Raw materials consists primarily of dexfenfluramine drug substance and finished goods consists primarily of finished Redux(TM).

E.  Property and Equipment:

At September 30, 1996 and 1995, property and equipment consisted of the following:

                                                     1996              1995
                                                     ----              ----
Office equipment ............................     $1,622,000       $  796,000
Laboratory equipment ........................      2,612,000        2,036,000
Leasehold improvements ......................        242,000          337,000
                                                 -----------       ----------
                                                   4,476,000        3,169,000
Less:  accumulated depreciation
           and amortization .................     (1,787,000)      (1,498,000)
                                                   ---------        ---------
                                                  $2,689,000       $1,671,000
                                                  ==========       ==========

Included in the above amounts is property and equipment under capital lease obligations of $2,169,000 and $1,890,000 at September 30, 1996 and 1995,
respectively, and related accumulated depreciation of $845,000 and $619,000 at September 30, 1996 and 1995, respectively. Leased assets consist primarily of laboratory equipment. The Company paid $158,000 and $146,000 in interest expense during the years ended September 30, 1996 and 1995, respectively, related to these capital lease obligations.



F.  Accrued Expenses:

At September 30, 1996 and 1995 accrued expenses consisted of the following:

                                               1996                    1995
                                         ----------------            ---------
Professional fees. . . . . . . . . .       $    947,000            $   526,000
Clinical and sponsored research. . .          5,490,000              3,737,000
Compensation related . . . . . . . .          3,058,000              1,504,000
Shared manufacturing costs . . . . .                  -                701,000
Other. . . . . . . . . . . . . . . .          2,109,000              1,526,000
                                            -----------              ---------
                                            $11,604,000             $7,994,000
                                           ============            ===========

G.  Commitments:

The Company leases its facilities, as well as certain laboratory equipment and furniture, under non-cancelable operating leases. Rent expense under these leases was approximately $1,195,000, $1,055,000 and $913,000 for the years ended September 30, 1996, 1995 and 1994, respectively. The Company also leases certain property and equipment under capital leases.

At September 30, 1996, the Company's future minimum payments under lease arrangements are as follows:

     Fiscal Year                Operating Leases                Capital Leases
     -----------                ----------------                --------------
     1997                            $ 1,022,000                    $ 777,000
     1998                              1,078,000                      329,000
     1999                              1,059,000                      204,000
     2000                              1,050,000                       47,000
     2001                                997,000                            -
     Thereafter                        5,093,000                            -
                                   -------------                --------------
Total lease payments                 $10,299,000                    $1,357,000
                                     ===========

Less: amount representing interest                                    (170,000)
                                                                   -----------
Present value of net minimum lease payments                        $ 1,187,000
                                                                   ===========

H.  Stockholders' Equity:

Preferred Stock: The Certificate of Incorporation of the Company authorizes the issuance of 5,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions, including the dividend, conversion, voting, redemption (including sinking fund provisions), and other rights, liquidation preferences, and the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders of the Company. In fiscal 1993 the Company issued shares of Series B and Series C Preferred Stock in connection with an agreement with American Home Products Corp. (see Note K).

Common Stock and Warrants: In March 1990, the Company completed its initial public offering of securities. The offering consisted of 1,782,500 units at $6.00 per unit, each unit consisting of three shares of Common Stock, $.001 par value, and three Class A Warrants. Each Class A Warrant entitled the holder to purchase one share of Common Stock and one Class B Warrant at an exercise price of $2.20. As of February 1992, all such Class A Warrants had been exercised. Each Class B Warrant entitled the holder to purchase one share of Common Stock at $4.75 per share, from the date of issuance through March 15, 1996. During fiscal 1995, 257,107 Class B Warrants were exercised and proceeds of approximately $1,221,000 were realized by the Company. In fiscal 1996, Class B
Warrants were exercised (including 165,000 that were exercised on a cashless basis by an affiliate of the Company resulting in the issuance of 138,432 shares of Common Stock of the Company) resulting in net proceeds to the Company of approximately $10,612,000 and the issuance of approximately 2,375,000 shares of Common Stock.


In connection with the initial public offering, the Company also provided the underwriter with Unit Purchase Options to purchase up to 155,000 units for $8.40 per unit. In fiscal 1995, all 155,000 Unit Purchase Options and underlying Class A Warrants were exercised resulting in proceeds of $2,325,000 and issuance of 930,000 shares of the Company's Common Stock and 465,000 Class B Warrants, which were exercised in full in fiscal 1996.

In fiscal 1994, the Company completed a private placement of 1,707,000 shares of its Common Stock resulting in net proceeds of approximately $13,754,000.

In fiscal 1995, the Company completed private placements of 3,009,045 shares of its Common Stock, at prices ranging from $3.75 to $13.08 per share, which resulted in net proceeds of approximately $24,701,000. Additionally as part of the private placements, the Company issued warrants to purchase 500,000 and 62,500 shares of its Common Stock at $10.00 and $12.77 per share, respectively, which are exercisable through June 1,2002 and August 16, 2000, respectively. In connection with these private placements, 91,000 additional warrants to purchase shares of the Company's Common Stock were issued to certain financial intermediaries at prices ranging from $5.00 to $13.08 per share which expire at various dates from July 5, 2000 to February 3, 2005. At September 30, 1996, 70,000 of these warrants were outstanding at prices ranging from $5.00 to $7.88 per share and expiring from June 1, 2002 to February 3, 2005.

Pursuant to certain placement agreements, an additional 97,645 shares of the Company's Common Stock were issued during the year ended September 30, 1996.

In January 1996, the Company issued 342,792 shares of Common Stock for the purchase of the remaining 20% of outstanding capital stock of CPEC, Inc. ("CPEC") not owned by Intercardia (see Note L).

In June 1996, the Company completed a public offering of 3,000,000 shares of Common Stock at $39.00 per share and received proceeds, net of issuance costs, of approximately $109,130,000.

During fiscal 1995, certain Subsidiaries issued convertible preferred stock through private placements which resulted in net proceeds of approximately $7,233,000 (the "Subsidiaries' Private Placements"). In connection with certain of the Subsidiaries' Private Placements the Company issued 218,125 warrants to purchase shares of the Company's Common Stock exercisable at $4.625 per share until June 30, 1998 (the "Warrants") of which 41,250 warrants were outstanding at September 30, 1996. Additionally, investors in the private placements have the ability on June 30, 1998 to cause the Company to purchase from them certain amounts of the convertible preferred stock deemed to be illiquid but in no circumstance for an amount greater than that initially paid by the investor (the "Put Protection Rights"). The Company received approximately $1,163,000 from the proceeds of the offerings as consideration for its issuance of the Warrants and the Put Protection Rights, which was recorded as an equity issuance by the Company. The Company may pay cash or issue its Common Stock to settle any obligations arising from the Put Protection Rights and intends to choose settlement through issuance of its Common Stock. The Company could be required to issue up to a maximum aggregate of approximately 2,181,250 shares of Common Stock under certain circumstances if the Put Protection Rights were exercised in full and the Company's Common Stock is valued at $2.00 per share or less. Investors also received registration rights relating to the shares underlying the Warrants and Put Protection Rights. In connection with these private placements, the Company issued to designees of the Placement Agent which is an affiliate of the Company (see Note J), warrants to purchase approximately 21,813 shares of Common Stock at $4.625 per share, exercisable through June 30, 1998.

In connection with the Subsidiaries' Private Placements, Interneuron converted the amounts owed to Interneuron by these Subsidiaries as a result of Interneuron's funding of the Subsidiaries' operations into convertible preferred stock of these Subsidiaries. In fiscal 1996, Intercardia completed an initial public offering of 2,530,000 shares of Intercardia common stock (see Note M). The Company's percentage of ownership in Progenitor, Transcell and Intercardia changed from approximately 78%, 79% and 88%, respectively, at September 30, 1995 to approximately 76%, 78% and 60%, respectively, at September 30, 1996.



Stock Options and Warrants: Under the Company's 1989 Stock Option Plan (the "1989 Plan"), incentive or non-qualified options to purchase 3,000,000 shares of the Company's Common Stock may be granted to employees. Under the Company's 1994 Long-Term Incentive Plan (the "1994 Plan"), employees, directors and consultants to the Company may be granted incentive or non-qualified options to purchase up to 2,700,000 shares of the Common Stock of the Company and restricted stock awards of up to 300,000 shares of the Common Stock of the Company. Restricted stock awards may be made without payment of consideration by the recipient and may be subject to performance criteria and restriction periods. Under the 1989 and 1994 Plans ("the Plans") the exercise price of incentive options granted must not be less than the fair market value of the Common Stock as determined on the date of grant and the term of each grant cannot exceed ten years.

The Company has also granted outside of the Plans options to purchase shares of the Company's Common Stock ("Non-Plan Options"). At September 30, 1996, 100,000 Non-Plan options were outstanding

The Company has issued warrants to purchase shares of the Company's Common Stock, certain of which were issued in connection with various financing arrangments and have been disclosed in this and other Notes to the Consolidated Financial Statements.




Presented below under the caption "Stock Options" is all Plan and Non-Plan option activity and under the caption "Warrant" is all warrant activity certain of which may also be disclosed in this and other Notes to the Consolidated Financial Statements:


                                        Stock Options                            Warrants
                                   ---------------------------      --------------------------------
                                                   Option                                 Warrant
                                                   ------                                 -------
                                    Shares          Price                 Shares           Price
                                    ------          -----                 ------           -----

Outstanding at
September 30, 1993                2,127,441       $ .83-$12.63          1,020,000       $4.00-$9.00

  Granted                           916,500       $5.12-$10.00            125,000       $5.12-$14.00

  Exercised                       ( 110,500)      $0.00-$ 6.25                 -

 Canceled                           (13,600)      $4.38-$ 9.63                 -
                                     ------                        ---------------
Outstanding at
September 30, 1994                2,919,841       $ .83-$12.63          1,145,000       $4.00-$14.00

  Granted                         1,225,200       $4.88-$12.75            893,438       $4.63-$13.08

  Exercised                         (61,200)      $.83-$ 7.12                  -

  Canceled                           (2,400)      $5.12-$ 7.12                 -
                                ------------                       ---------------
Outstanding at
September 30, 1995                4,081,441       $ .83-$12.63          2,038,438       $4.00-$14.00

  Granted                           848,300       $14.75-$42.00            75,000       $23.25-$29.75

  Exercised                        (740,021)      $2.00-$10.00         (1,309,125)      $4.00-$14.00

  Canceled                         (298,000)      $6.50-$42.00                 -
                                    -------                       ----------------
Outstanding at
September 30, 1996                3,891,720       $ .83-$32.00            804,313       $4.63-$29.75
                                  =========                       ================



At September 30, 1996, outstanding stock options and warrants were exercisable as follows:


Exercise Price Per Share:             Under $5.00      $5.00 to $10.00          Over $10.00         Total
                                      -----------      ---------------          -----------        --------

     Stock options                        127,315            3,066,705            697,700         3,891,720
     Warrants                              61,813              605,000            137,500           804,313
                                          -------        -------------           --------        ----------

                                          189,128            3,671,705            835,200        4,696,033
                                          =======        =============          =========        =========


At September 30, 1996, 2,210,998 stock options and 740,980 warrants were exercisable and there were no awards of restricted stock. All outstanding options vest at various rates over periods up to six years and expire at various dates from August 1, 1999 to September 26, 2006. All outstanding warrants expire at various dates from June 30, 1998 to February 3, 2005.




Employee Stock Purchase Plan: On March 22, 1995, the stockholders approved the Company's 1995 Employee Stock Purchase Plan ("the 1995 Plan") covering an aggregate of 100,000 shares of Common Stock which is offered in one-year offerings ("an Offering"), the first of which began April 1, 1995. Each Offering is divided into two six-month Purchase Periods (the "Purchase Periods"). Employees may contribute up to ten percent (10%) of gross wages, with certain limitations, via payroll deduction, to the 1995 plan. Stock will be purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the last sale price of the Company's Common Stock on the first day of an Offering or the last day of the related Purchase Period. In fiscal 1995 and 1996, 10,287 and 16,672 shares, respectively, of Common Stock had been purchased pursuant to the 1995 plan.

Other: In addition to the 41,016,000 shares of Common Stock outstanding at September 30, 1996, there were approximately 14,000,000 potentially issuable shares of Common Stock ("Reserved Common Shares"). Included in the number of Reserved Common Shares are the following: (i) 4,756,000 shares of Common Stock reserved for issuance upon conversion of the Company's authorized but unissued Preferred Stock; (ii) 622,222 shares of Common Stock issuable upon conversion of issued and outstanding Preferred Stock; (iii) 2,181,250 shares reserved for the maximum number of shares issuable under the Put Protection Rights, which assumes exercise for the full amount possible; (iv) 4,900,000 shares reserved for issuance under the Plans and the 1995 Plan (of this amount approximately 3,800,000 has been granted, not all of which was vested); (v) an estimated 250,000 shares issuable in connection with certain acquisitions; and (vi) approximately 804,000 shares reserved for issuance from exercise of outstanding warrants.

I.  Income Taxes:

At September 30, 1996 and 1995, the significant components of the Company's deferred tax asset consist of the following:

                                                                 1996              1995
                                                                 ----              ----
Federal and state net operating loss
         carryforwards                                      $38,798,000          $28,315,000
Federal and state tax credit carryforwards                    3,721,000            3,527,000
Deferred revenue and accrued expenses                         3,723,000            2,555,000
                                                             ----------         ------------
Total deferred tax asset before
         valuation allowance                                 46,242,000           34,397,000
Valuation allowance against total
         deferred tax asset                                 (46,242,000)         (34,397,000)
                                                            ------------        -------------

Net deferred tax asset                                      $         -         $         -
                                                            ============        =============

At September 30, 1996, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $100,000,000 which expire at various dates from 2004 to 2011. In addition, the Company had approximately $3,700,000 of tax credit carryforwards for federal income tax purposes expiring at various dates through 2011. The Company's ability to use the carryforwards may be subject to limitations resulting from ownership changes as defined in the U.S. Internal Revenue Code Sections 382 and 383.

J.  Related Party Transactions:

The Company licensed certain patents and technologies from Massachusetts Institute of Technology ("MIT") relating to research of a principal shareholder and director and his associates. The Company is obligated to reimburse MIT for one half of any patent prosecution and maintenance costs to maintain certain of these licenses.




During fiscal 1995, Paramount Capital, Inc. ("Paramount") served as placement agent for the Subsidiaries' Private Placements (see Note H). Lindsay A. Rosenwald, M.D., the Chairman of the Board and a principal stockholder of the Company, is the Chairman, Chief Executive Officer and sole stockholder of Paramount.

Paramount earned $657,000 in commissions related to the Subsidiaries' Private Placements. In addition, the Company issued to Dr. Rosenwald and other designees of Paramount warrants to purchase a total of 21,813 shares of the Company's Common Stock at $4.625 per share, exercisable through June 30, 1998, of which 20,583 were outstanding at September 30, 1996.

D.H. Blair and Co., Inc. ("Blair") was a selected dealer associated with the Subsidiaries' Private Placements. Blair is substantially owned by relatives of the sole stockholder of the parent of D.H. Blair Investment Banking Corp., a principal stockholder of the Company. Blair earned $113,000 in commissions related to the Subsidiaries' Private Placements. Designees of Paramount (including Dr. Rosenwald) and Blair also received warrants to purchase an aggregate of 10% of the preferred stock of the Subsidiaries sold in the Subsidiaries' Private Placements. These warrants represent less than 1% of the subsidiaries outstanding stock at September 30, 1996.

Under consulting agreements with two directors and a party related to a director to provide scientific advice and administrative services, the Company is obligated to make monthly payments, generally for a one year period subject to annual renewals. Payments were $180,000, $174,000 and $163,000 for the years ended September 30, 1996, 1995 and 1994, respectively. Also, one of these directors received additional payments aggregating approximately $103,000 related to certain patent matters and the April 1996 FDA approval of Redux. Another director has a three year consulting agreement with the Company to provide services for a total of up to $120,000. Payments under this agreement were $32,000, $36,000, and $11,000 in fiscal 1996, 1995, and 1994, respectively.

In  fiscal  1996,   InterNutria   acquired   certain   technology   from  Walden
Laboratories,  Inc. of which the Company's  Chairman is a stockholder  (see Note
L).

Advances were provided to several employees of the Company and its Subsidiaries for moving and relocation costs. As of September 30, 1996 and 1995, these loans totaled approximately $204,000 and $560,000 respectively. Certain amounts will be repaid and certain amounts will be forgiven upon achievement of specific milestones; remaining balances will be repaid by the earlier of four years from the date of the loan or termination of the executive's employment.

The Company made contributions of $182,000, $147,000 and $134,000 in the years ended September 30, 1996, 1995 and 1994, respectively, to The Center for Brain Science and Metabolism Charitable Trust of which one of the Company's directors is the scientific director.

K.  Agreements:

Servier: In February 1990, as amended, the Company entered into a series of agreements with Les Laboratoires Servier ("Licensor") under which the Company agreed to pursue activities designed to obtain approval to market dexfenfluramine, a prescription drug developed by the Licensor for the treatment of obesity associated with carbohydrate craving. Under the terms of the agreements, the Company obtained U.S. marketing rights to the product in exchange for future royalty payments based upon net product sales, as defined. These agreements required non-refundable royalties of $100,000 paid in February 1991, and $300,000 in each subsequent February, until approval of the NDA, which occurred on April 29, 1996. Additionally, under the terms of these agreements, the Company is required to purchase the bulk compound from an affiliate of the Licensor. The Company is obligated to pay to the Licensor 11.5% of net sales by "AHP" (see below). During fiscal 1996, the Company incurred an expense of and paid to the Licensor royalties of approximately $3,800,000 which fulfills the Company's initial annual minimum royalty obligation to the Licensor. Payments will continue to be made quarterly based upon sales of Redux.

American Home Products: In November 1992, the Company entered into an agreement with American Cyanamid Company (which subsequently was acquired by American Home Products Corp.) ("AHP") for the development and marketing in the U.S. of dexfenfluramine for use in treating obesity associated with carbohydrate craving. On this date, the Company received $2,000,000 for a patent license and sold to American Home 239,425 shares of its convertible Series B Preferred Stock for $3,000,000. Holders of Series B Preferred Stock are entitled to receive mandatory dividends of $.1253 per share payable at the election of the Company in cash or Common Stock. Such dividends are payable annually on April 1 of each year, accrue on a daily basis and are cumulative. Holders of Series B Preferred Stock are also entitled to a liquidation preference of $12.53 per share, plus accumulated and unpaid dividends. Holders of Series B Preferred Stock are entitled to convert such shares into an aggregate of 533,333 shares of Common Stock (a conversion price of $5.625 per share) subject to adjustment in the event of future dilution. The agreement provides for additional cash payments for the patent license and additional purchases of convertible Preferred Stock based upon the Company's achievement of certain milestones. Additionally, the agreement with AHP provides for royalty payments to the Company based upon net sales of dexfenfluramine and for AHP to share equally with the Company certain research and development expenses.

In June 1993, the Company received payments from AHP in connection with the submission of a New Drug Application ("NDA") for dexfenfluramine, consisting of $2,500,000 in a milestone payment and $500,000 through the purchase of 5,000 shares of convertible Series C Preferred Stock. Holders of Series C Preferred Stock are entitled to receive mandatory dividends of $1.00 per share payable annually on April 1, of each year, which accrue on a daily basis and are cumulative. Holders of Series C Preferred Stock are also entitled to a liquidation preference of $100 per share, plus accumulated and unpaid dividends. Holders of Series C Preferred Stock are entitled to convert such shares into an aggregate of 88,888 shares of Common Stock of the Company (a conversion price of $5.625 per share) subject to anti-dilution adjustment. Holders of the Series B and C Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders, other than the election of directors, generally holding the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock are convertible.

On September 29, 1995 dexfenfluramine was recommended for removal from Schedule IV of the Controlled Substances Act (the "Descheduling") by a joint committee of the Endocrinologic and Metabolic Advisory Committee and Drug Abuse Advisory Committee of the FDA and on April 29, 1996 received clearance for marketing as a twice-daily prescription drug for the treatment of obesity. If the Descheduling is effected within one year of NDA approval, the Company would receive $6,000,000 as a milestone payment and $3,500,000 as an equity investment from AHP. The Company is uncertain whether the Descheduling will occur within the time required to receive this payment and investment.

AHP has the right to terminate its sublicense upon twelve months notice to the Company. The AHP agreements provide that Servier has the right to withdraw its consent to the sublicense in the event that any entity acquires stock in AHP sufficient to elect a majority of AHP's Board of Directors or otherwise obtains control of AHP, provided that no such termination shall occur if AHP or its successor achieves minimum net sales of $75,000,000 in the first marketing year or $100,000,000 thereafter or pays Servier amounts to which it would have been entitled if AHP had achieved such minimum net sales. Servier consented to the AHP acquisition of American Cyanamid Company.

On April 29, 1996, dexfenfluramine received FDA clearance for marketing under the name Redux. The Company's License Agreement with AHP provides for base royalties equal to 11.5% of AHP's net sales and additional royalties ranging from 5% of the first $50,000,000 of AHP's annual net sales if Redux is a scheduled drug to 11% of AHP's annual net sales over $200,000,000, providing Redux is supplied to AHP by the Company and is descheduled. Royalties of approximately $5,500,000 on net sales through June 30, 1996 were reflected as product revenue in fiscal 1996. AHP will make quarterly royalty payments to the Company for net sales of Redux. The Company manufactures Redux through an arrangement with Boehringer Ingleheim Pharmaceuticals, Inc. (see Boehringer) and is the exclusive supplier of Redux to AHP.

Boehringer: In November 1995, the Company entered into an exclusive manufacturing agreement with Boehringer Ingleheim Pharmaceuticals, Inc. ("Boehringer") under which Boehringer agreed to supply, and the Company agreed to purchase from Boehringer, all of the Company's requirements for dexfenfluramine capsules. The contract, which expires December 31, 1998, contains certain minimum purchase and insurance commitments by the Company and requires conformance by Boehringer to the FDA's Good Manufacturing Practices


regulations. The agreement provides for the Company to be able to qualify a second source manufacturer under certain conditions.

Ferrer: The Company has licensed from Ferrer International, S.A. exclusive rights to citicoline, a drug for potential treatment for memory and motor impairment due to ischemic stroke, for commercialization in the U.S., Puerto Rico and Canada. A license fee and future royalties on net sales of citicoline were consideration provided to Ferrer.

Rhone-Poulenc Rorer: In February 1994, the Company entered into a license agreement with Rhone-Poulenc Rorer S.A., granting the Company worldwide exclusive rights to an anti-anxiety compound (pagoclone). The Company paid an upfront license fee of $250,000 upon execution of the agreement. Additional payments totaling $1,250,000 relating to the initiation of clinical trials and submission of an NDA are required based upon achievement of milestones, certain of which were achieved in fiscal 1996. Payments to be made by the Company upon approval of an NDA will range from $3,000,000 to $5,000,000, depending on the number of countries in which approval is achieved. Additional royalties will be paid based on sales.

Bristol-Myers Squibb: Intercardia acquired CPEC (see Note L), which holds an exclusive worldwide license to bucindolol, for use in the treatment of congestive heart failure, which CPEC acquired from Bristol-Myers Squibb Company ("BMS"). Royalties will be due to BMS based upon net sales of the product.

Astra Merck: In December 1995, Intercardia executed a Development and Marketing Collaboration and License Agreement (the "Astra Merck Collaboration") with Astra Merck, Inc. ("Astra Merck") to provide for the development, commercialization and marketing in the U.S. of a twice-daily formulation of bucindolol for the treatment of congestive heart failure. Intercardia received $5,000,000 upon execution of the Astra Merck Collaboration, which was recognized as contract and license fee revenue in the first quarter of fiscal 1996, and may receive additional payments based upon achievement of certain milestones and royalties based on net sales of bucindolol in the U.S. Intercardia has agreed to pay Astra Merck $10,000,000 in December 1997 and to reimburse Astra Merck for one-third of certain product launch costs, up to a total of $11,000,000. In the event Intercardia elects not to make these payments, future royalties payable by Astra Merck to Intercardia will be substantially reduced. During the year ended
September 30, 1996, Astra Merck made payments or assumed liabilities of approximately $4,300,000 on Intercardia' behalf. These amounts did not flow through the Consolidated Statement of Operations, as they were offset against related expenses. Astra Merck had paid approximately $2,900,000 of this amount by September 30, 1996 and approximately $1,400,000 was included as offsetting accounts receivable and accrued expenses on the Balance Sheet at September 30, 1996.

Chiron: In April 1995, Progenitor entered into an agreement with Chiron Corporation ("Chiron") to collaborate in the development and commercialization of Progenitor's proprietary gene therapy technology.

Progenitor received an initial payment of $2,500,000 in April 1995 and paid $750,000 for certain start-up manufacturing costs to Chiron during fiscal 1995 and 1996. These amounts have been recognized as contract revenue and research and development expense, respectively, in the year ended September 30,1995. Progenitor received an additional $500,000 payment in January 1996, which was recognized as contract revenue in fiscal 1996.

L.  Acquisitions:

In May 1994, Intercardia entered into an agreement to acquire 80% of the outstanding common stock of CPEC, Inc. (formerly Cardiovascular Pharmacology Engineering and Consultants, Inc.), ("CPEC"), subject to conditions which were met on September 26, 1994, the effective date of the acquisition. CPEC has an exclusive worldwide license in North America and Europe to bucindolol, a non-selective beta-blocker currently under development for congestive heart failure. Bucindolol began a Phase 3 clinical trial, the Beta-blocker Evaluation of Survival Trial (the "BEST Study"), for treatment of congestive heart failure in cooperation with the National Institutes of Health (the "NIH") and The Department of Veteran Affairs (the "VA") in April 1995. The NIH and VA have agreed to provide up to $15,750,000 throughout the study and CPEC is obligated to provide up to an additional


$2,000,000, of which $1,250,000 has been paid through September 30, 1996, and fund other costs of the study including drug supply and clinical monitoring.

The purchase price of CPEC was approximately $1,852,000 comprised of 170,000 shares of Common Stock of the Company, payments to stockholders of CPEC, assumed liabilities, and other related expenses. Additionally, future issuances of Interneuron's Common Stock are required upon achieving the milestones of filing an NDA and receiving an approval letter from the FDA. The value of these additional shares is not included in the purchase price because their issuance is contingent upon achieving these milestones. Substantially all of the purchase price has been allocated to the bucindolol technology rights. However, because bucindolol was not a currently commercializable product at the time of acquisition and future benefits are dependent upon successful completion of clinical trials and FDA approval, the Company recorded a charge to operations for the costs associated with this transaction. Future issuances of Common Stock will result in additional charges.

Intercardia and CPEC also entered into a consulting agreement with a corporation owned by the minority stockholders of CPEC providing for consulting fees aggregating $300,000 over a three year period beginning October 1994.

In January 1996, the Company acquired the remaining 20% of the outstanding capital stock of CPEC not owned by Intercardia by issuing an aggregate of 342,792 shares of Common Stock to the former CPEC minority stockholders. For the same reasons as stated above, the Company, recorded a charge for the purchase of in- process research and development of approximately $6,084,000 in fiscal 1996.

In  December  1995,   Internutria  acquired  from  Walden   Laboratories,   Inc.
("Walden"), the technology and know-how to produce a specially formulated dietary supplement for women's use during their pre-menstrual period called PMS Escape in exchange for $2,400,000 payable in two installments of Common Stock, the first in late calendar 1996 and the second in late calendar 1997, at the then-prevailing market price. Certain affiliates of the Company are or were stockholders or Walden but will not receive any of the purchase price. The Company recorded a charge of approximately $2,150,000 in fiscal 1996 in connection with this transaction for the purchase of in-process research and development as the future benefits from this technology will depend upon the successful completion of certain clinical trials.

M.  Intercardia:

In February 1996, Intercardia completed an initial public offering of 2,530,000 shares of Intercardia common stock at $15.00 per share resulting in proceeds, net of offering costs, of approximately $35,000,000 (the "Intercardia IPO") the Company purchased 333,333 shares of the Intercardia IPO for approximately $5,000,000. The Company's ownership of Intercardia' outstanding capital stock decreased from approximately 88% at September 30, 1995 to approximately 60% as a result of the Intercardia IPO, without giving effect to exercise of options and warrants. In certain circumstances, the Company has the right to purchase additional shares of Intercardia common stock at fair market value to provide that the Company's equity ownership in Intercardia does not fall below 51%. As a result of the Intercardia IPO, Put Protection Rights that could have caused the Company to issue in June 1998 up to approximately 1,914,000 shares of Common Stock expired. As a result of the Intercardia IPO and the Company's purchase of 333,333 shares thereof, the Company recognized a gain on its investment in Intercardia of approximately $16,350,000 which has been recorded as an increase to the Company's Additional paid-in capital.




                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNEURON PHARMACEUTICALS, INC.

Date:  December 16, 1996              By:  /s/ Glenn L. Cooper
                                           -------------------
                                           Glenn L. Cooper, M.D.,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.


          Name                               Title                                   Date
          ----                               -----                                   ----

/s/ Glenn L. Cooper                  President and Chief Executive              December  16, 1996
----------------------------         Officer and Director (Principal
Glenn L. Cooper, M.D.                Executive Officer)

/s/ Lindsay Rosenwald
----------------------------         Chairman of the                            December 16, 1996
Lindsay Rosenwald, M.D.              Board of Directors

----------------------------         Director                                   December  , 1996
Harry Gray

/s/ Alexander M. Haig, Jr.           Director                                   December 16, 1996
----------------------------
Alexander M. Haig, Jr.

/s/ Peter Barton Hutt                Director                                   December  , 1996
----------------------------
Peter Barton Hutt

/s/ Malcolm Morville                 Director                                   December 16, 1996
----------------------------
Malcolm Morville

/s/ Robert K. Mueller                Director                                   December 16, 1996
----------------------------
Robert K. Mueller

/s/ Lee J. Schroeder                 Director                                   December 16, 1996
----------------------------
Lee J. Schroeder

----------------------------         Director                                   December , 1996
David Sharrock

/s/ Richard Wurtman
----------------------------         Director                                   December 16, 1996
Richard Wurtman, M.D.

/s/ Thomas F. Farb
----------------------------         Executive Vice President,                  December 16, 1996
Thomas F. Farb                       Finance and Chief Financial
                                     Officer (Principal Financial
                                     and Accounting Officer)

