Form 10-K/A
period 1996-09-30
INTERNEURON PHARMACEUTICALS INC
filed 1996-12-20
CIK 854222

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


PART II

ITEM 8.  Financial Statement and Supplemental Data


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


                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)




                                                                    For the years ended September 30,

                                                             1996                 1995                 1994
                                                             ----                 ----                 ----
Revenues:
     Product revenue                                      $14,162              $     -              $     -
     Contract and license fee revenue                       8,335                3,463                  101
     Investment income                                      4,465                1,039                  505
                                                        ---------         ------------        -------------
         Total revenues                                    26,962                4,502                  606


Costs and expenses:
     Cost of product revenue                               11,617                    -                    -
     Research and development                              17,824               15,168               17,737
     Selling, general and administrative                   17,497                7,878                8,403
     Purchase of in-process research and development        8,584                    -                1,852
                                                        ---------         ------------        -------------
         Total costs and expenses                          55,522               23,046               27,992



Net loss from operations                                  (28,560)             (18,544)             (27,386)

Minority interest                                             574                  563                    -
                                                      -----------           ----------        -------------

Net loss                                                 ($27,986)            ($17,981)            ($27,386)
                                                      ===========           ==========        =============


Net loss per common share                                  ($0.76)              ($0.59)              ($0.98)
                                                      ===========           ==========        =============


Weighted average common shares
outstanding                                                37,004               30,604               27,873
                                                      ===========           ==========        =============




 The accompanying notes are an integral part of the consolidated financial statements.


                        INTERNEURON PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)

                                                       Common  Stock         Preferred Stock
                                                -------------------------  -------------------- Additional                Total
                                                    Number of   Par Value   Number of            Paid-in   Accumulated Stockholders'
                                                     Shares       Amount     Shares     Amount   Capital     Deficit      Equity
                                                -------------------------  ---------- ---------- ---------  ----------- -----------

Balance at September 30, 1993.................      26,851,867  $    27     244,425    $3,500   $51,125     ($33,426)      $21,226

Proceeds from exercise of Class B
  Warrants......... ..........................         177,000                                      841                        841
Proceeds from exercise of stock options.......         110,500                                      465                        465
Private placements of common stock,
  net of issuance costs of $1,609.............       1,707,000        2                          13,752                     13,754
Issuance of warrants..........................                                                      180                        180
Issuance of common stock for technology
  rights..... ................................         170,000                                      759                        759
Dividends on preferred stock..................                                                      (63)                       (63)
Net loss......................................                                                               (27,385)      (27,385)
                                                ---------------  ------  ----------   -------  --------      --------      --------
      Balance at September 30, 1994...........      29,016,367       29     244,425     3,500    67,059      (60,811)        9,777

Proceeds from exercise of Class B Warrants....         257,107                                    1,221                      1,221
Proceeds from exercise of stock options.......          61,200                                      151                        151
Private placement of common stock, net of
  issuance costs of $1,244 ...................       3,009,045        3                          24,698                     24,701
Dividends on preferred stock..................                                                      (35)                       (35)
Proceeds from offering of Employee Stock
  Purchase Plan........... ...................          10,287                                       70                         70
Proceeds from exercise of unit purchase
  options and Class A warrants                         930,000        1                           2,324                      2,325
Proceeds from issuance of Put Protection
  Rights and warrants...... ..................                                                    1,163                      1,163
Net loss......................................                                                               (17,981)      (17,981)
                                                 -------------  -------  ----------   -------  --------    ----------   ----------
      Balance at September 30, 1995...........      33,284,006       33     244,425     3,500    96,651      (78,792)       21,392
Proceeds from exercise of Class B and other
  warrants.............. .....................       3,524,897        4                          13,124                     13,128
Proceeds from exercise of stock options.......         740,022        1                           3,141                      3,142
Public offering  of common stock, net of
  issuance costs  of $850.. ..................       3,000,000        3                         109,127                    109,130
Proceeds from offering of Employee Stock
  Purchase Plan............ ..................          16,672                                      146                        146
Dividends on preferred stock..................                                                      (35)                       (35)
Shares issued in payment of dividends.........           9,935                                      105                        105
Issuance of common stock for technology
  rights .....................................         342,792                                    8,827                      8,827
Shares and payments pursuant to private
  placement agreements...... .................          97,645                                      (35)                       (35)
Gain on sale of stock by subsidiary...........                                                   16,348                     16,348
Stock-based compensation......................                                                      600                        600
Net loss......................................                                                               (27,986)      (27,986)
                                                 -------------  -------  ----------   -------  --------   ----------    ----------
      Balance at September 30, 1996...........      41,015,969      $41     244,425    $3,500  $247,999    ($106,778)     $144,762
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

Cash, Cash Equivalents and Marketable Securities: The Company invests available cash in short-term bank deposits, money market funds, U.S. and foreign commercial paper and U.S. and foreign government securities. Cash and cash equivalents includes investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as non-current if they mature one year or more beyond the balance sheet date. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. At September 30, 1995, all investments held were classified as "held-to-maturity." At September 30, 1996, all investments held were classified as "available-for-sale."

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
                                                                   ---------
                                                                  $8,376,000
                                                                  ==========

Raw materials consist primarily of dexfenfluramine drug substance and finished goods consist primarily of finished Redux(TM).

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

In fiscal 1995, the Company completed private placements of 3,009,045 shares of its Common Stock, at prices ranging from $3.75 to $13.08 per share, which resulted in net proceeds of approximately $24,701,000. Additionally as part of the private placements, the Company issued warrants to purchase 500,000 and 62,500 shares of its Common Stock at $10.00 and $12.77 per share, respectively, which are exercisable through June 1,2002 and August 16, 2000, respectively. In connection with these private placements, 91,000 additional warrants to purchase shares of the Company's Common Stock were issued to certain financial intermediaries at prices ranging from $5.00 to $13.08 per share which expire at various dates from July 5, 2000 to February 3, 2005. At September 30, 1996, 70,000 of these warrants were outstanding at prices ranging from $5.00 to $7.88 per share and expire from June 1, 2002 to February 3, 2005.

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

The Company has also granted outside of the Plans options to purchase shares of the Company's Common Stock ("Non-Plan Options"). At September 30, 1996, 100,000 Non-Plan Options were outstanding.

The Company has issued warrants to purchase shares of the Company's Common Stock, certain of which were issued in connection with various financing arrangments and have been disclosed in this and other Notes to the Consolidated Financial Statements.


Presented below under the caption "Stock Options" is all Plan and Non-Plan option activity and under the caption "Warrants" is all warrant activity, certain of which may also be disclosed in this and other Notes to the Consolidated Financial Statements:


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



Employee Stock Purchase Plan: On March 22, 1995, the stockholders approved the Company's 1995 Employee Stock Purchase Plan (the "1995 Plan") covering an aggregate of 100,000 shares of Common Stock which is offered in one-year offerings (an "Offering"), the first of which began April 1, 1995. Each Offering is divided into two six-month Purchase Periods (the "Purchase Periods"). Employees may contribute up to ten percent (10%) of gross wages, with certain limitations, via payroll deduction, to the 1995 Plan. Stock will be purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the last sale price of the Company's Common Stock on the first day of an Offering or the last day of the related Purchase Period. In fiscal 1995 and 1996, 10,287 and 16,672 shares, respectively, of Common Stock had been purchased pursuant to the 1995 Plan.

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

American Home Products: In November 1992, the Company entered into an agreement with American Cyanamid Company (which subsequently was acquired by American Home Products Corp.) ("AHP") for the development and marketing in the U.S. of dexfenfluramine for use in treating obesity associated with carbohydrate craving. On this date, the Company received $2,000,000 for a patent license and sold to AHP 239,425 shares of its convertible Series B Preferred Stock for $3,000,000. Holders of Series B Preferred Stock are entitled to receive mandatory dividends of $.1253 per share payable at the election of the Company in cash or Common Stock. Such dividends are payable annually on April 1 of each year, accrue on a daily basis and are cumulative. Holders of Series B Preferred Stock are also entitled to a liquidation preference of $12.53 per share, plus accumulated and unpaid dividends. Holders of Series B Preferred Stock are entitled to convert such shares into an aggregate of 533,333 shares of Common Stock (a conversion price of $5.625 per share) subject to adjustment in the event of future dilution. The agreement provides for additional cash payments for the patent license and additional purchases of convertible Preferred Stock based upon the Company's achievement of certain milestones. Additionally, the agreement with AHP provides for royalty payments to the Company based upon net sales of dexfenfluramine and for AHP to share equally with the Company certain research and development expenses.

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

L.  Acquisitions:

In May 1994, Intercardia entered into an agreement to acquire 80% of the outstanding common stock of CPEC, Inc. (formerly Cardiovascular Pharmacology Engineering and Consultants, Inc.) ("CPEC"), subject to conditions which were met on September 26, 1994, the effective date of the acquisition. CPEC has an exclusive worldwide license in North America and Europe to bucindolol, a non-selective beta-blocker currently under development for congestive heart failure. Bucindolol began a Phase 3 clinical trial, the Beta-blocker Evaluation of Survival Trial (the "BEST Study"), for treatment of congestive heart failure in cooperation with the National Institutes of Health (the "NIH") and The Department of Veteran Affairs (the "VA") in April 1995. The NIH and VA have agreed to provide up to $15,750,000 throughout the study and CPEC is obligated to provide up to an additional


$2,000,000, of which $1,250,000 has been paid through September 30, 1996, and fund other costs of the study including drug supply and clinical monitoring.

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

In  December  1995,   InterNutria  acquired  from  Walden   Laboratories,   Inc.
("Walden"), the technology and know-how to produce a specially formulated dietary supplement for women's use during their pre-menstrual period called PMS Escape in exchange for $2,400,000 payable in two installments of Common Stock, the first in late calendar 1996 and the second in late calendar 1997, at the then-prevailing market price. Certain affiliates of the Company are or were stockholders of Walden but will not receive any of the purchase price. The Company recorded a charge of approximately $2,150,000 in fiscal 1996 in connection with this transaction for the purchase of in-process research and development as the future benefits from this technology will depend upon the successful completion of certain clinical trials.

M.  Intercardia:

In February 1996, Intercardia completed an initial public offering of 2,530,000 shares of Intercardia common stock at $15.00 per share resulting in proceeds, net of offering costs, of approximately $35,000,000 (the "Intercardia IPO"). The Company purchased 333,333 shares of the Intercardia IPO for approximately $5,000,000. The Company's ownership of Intercardia's outstanding capital stock decreased from approximately 88% at September 30, 1995 to approximately 60% as a result of the Intercardia IPO, without giving effect to exercise of options and warrants. In certain circumstances, the Company has the right to purchase additional shares of Intercardia common stock at fair market value to provide that the Company's equity ownership in Intercardia does not fall below 51%. As a result of the Intercardia IPO, Put Protection Rights that could have caused the Company to issue in June 1998 up to approximately 1,914,000 shares of Common Stock expired. As a result of the Intercardia IPO and the Company's purchase of 333,333 shares thereof, the Company recognized a gain on its investment in Intercardia of approximately $16,350,000 which has been recorded as an increase to the Company's Additional paid-in capital.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNEURON PHARMACEUTICALS, INC.

Date:  December 19, 1996              By:  /s/ Glenn L. Cooper
                                           -------------------
                                           Glenn L. Cooper, M.D.,
                                           President and Chief Executive Officer