Form 10-Q
period 1996-12-31
INTERNEURON PHARMACEUTICALS INC
filed 1997-02-14
CIK 854222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                              --------------------

[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1996

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

(Former name,former address and former fiscal year, if changed since last report): Not Applicable

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

         Class                                Outstanding at February 12, 1997:
Common Stock $.001 par value                  41,075,797 shares












                        INTERNEURON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                      PAGE


Item 1.   Financial Statements

Consolidated Balance Sheets as of December 31, 1996
         and September 30, 1996.......................................................................3

Consolidated Statements of Operations for the Three Months
         ended December 31, 1996 and 1995.............................................................4

Consolidated Statements of Cash Flows for the Three Months ended
         December 31, 1996 and 1995 ..................................................................5

Notes to Unaudited Consolidated Financial Statements..................................................6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations...................................................................7

PART II.  OTHER INFORMATION

Item 5.   Other Information .........................................................................16

Item 6.   Exhibits and Reports on Form 8-K...........................................................16

SIGNATURES...........................................................................................17




                        INTERNEURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
               (Dollar amounts in thousands except per share data)


                                                                                 December 31,        September 30,
                                                                                     1996                 1996
                                                                                 ------------        -------------
                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                         $127,620            $145,901
     Marketable securities                                                               19,192              17,068
     Accounts receivable                                                                  3,001               4,338
     Inventories                                                                          7,483               8,376
     Prepaids and other current assets                                                    1,859               1,324
                                                                                    -----------        ------------
             Total current assets                                                       159,155             177,007

Marketable securities                                                                    22,791               6,639
Property and equipment, net                                                               2,808               2,689
Other assets                                                                                125                 103
                                                                                   ------------       -------------
                                                                                       $184,879            $186,438
                                                                                   ============       =============

                                                        LIABILITIES

Current liabilities:
     Accounts payable                                                                 $   1,894           $   2,575
     Accrued expenses                                                                    11,852              11,604
     Deferred revenue                                                                     8,333               6,921
     Current portion of capital lease obligations                                           663                 661
                                                                                     ----------       -------------
             Total current liabilities                                                   22,742              21,761

Long-term portion of capital lease obligations                                              357                 526
Other long-term liabilities                                                                  21                  16

Minority interest                                                                        19,695              19,373


                                                   STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, authorized 5,000,000 shares: Series B, 239,425 shares issued and  outstanding at December 31, 1996 and September 30, 1996,
     (liquidation preference at December  31, 1996 $3,034)                                3,000               3,000
     Series C, 5,000 shares issued and outstanding at December 31, 1996 and September 30, 1996  (liquidation preference at
     December  31, 1996  $503)                                                              500                 500
Common stock,$.001 par value, 60,000,000 shares authorized;
     41,073,297 and 41,015,969 shares issued and outstanding at
     December  31, 1996 and September 30, 1996, respectively                                 41                  41
Additional paid-in capital                                                              248,232             247,999
Accumulated deficit                                                                    (109,709)           (106,778)
                                                                                     ----------       -------------
     Total stockholders' equity                                                         142,064             144,762
                                                                                     ----------       -------------
                                                                                       $184,879            $186,438
                                                                                   ============       =============

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended December 31, 1996 and 1995
                                   (Unaudited)
                  (Amounts in thousands except per share data)


                                                              Three months ended December 31,
                                                         ---------------------------------------
                                                            1996                          1995
                                                         ---------                     ---------

Revenues:
Product revenue                                            $13,711                    $        -
Contract and license fees                                    3,981                         5,344
                                                         ---------                         -----
    Total revenues                                          17,692                         5,344

Costs and expenses:
Cost of product revenue                                      9,904                             -
Research and development                                     7,518                         3,126
Selling, general and administrative                          5,517                         2,711
Purchase of in-process research and development                  -                         2,150
                                                         ---------                      --------
     Total costs and expenses                               22,939                         7,987

Net loss from operations                                    (5,247)                       (2,643)

Investment income, net                                       2,589                           434

Minority interest                                             (273)                         (974)
                                                         ----------                     ---------

Net loss                                                   ($2,931)                      ($3,183)
                                                          =========                     =========

Net loss per common share                                   ($0.07)                       ($0.09)
                                                          =========                     =========

Weighted average common
shares outstanding                                          41,020                        33,524
                                                          =========                     =========


 The accompanying notes are an integral part of these unaudited consolidated financial statements.



                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 1996 and 1995
                                   (Unaudited)
                             (Dollars in thousands)

                                                                   Three months ended December 31,
                                                                 ---------------------------------
                                                                    1996                 1995
                                                                 ------------        -------------
Cash flows from operating activities:
     Net loss                                                      ($2,931)            ($3,183)
     Adjustments to reconcile net loss to net cash
         (used) provided  by operating activities:
         Depreciation and amortization                                 318                 190
         Loss on disposal of fixed assets                                -                   2
         Minority interest in net income/loss of
            consolidated subsidiaries                                  273                 974
         Purchase of in-process research and development                 -               2,082
         Noncash compensation                                          171                 283
     Change in assets and liabilities:
             Accounts receivable                                     1,337                  (9)
             Other assets                                             (557)             (1,266)
             Inventories                                               893                   -
             Accounts payable                                         (681)                436
             Deferred revenue                                        1,412                   -
             Accrued expenses and other liabilities                    354                 259
                                                                 ---------          -----------
Net cash provided (used) by operating activities                       589                (232)
                                                                 ---------          -----------

Cash flows from investing activities:
     Capital expenditures                                             (438)               ( 77)
     Purchase of marketable securities                             (23,124)            (16,462)
     Proceeds from maturities and sales of
        marketable securities                                        4,849              16,947
     Proceeds from disposal of fixed assets                              -                   9
                                                                 ---------          -----------
Net cash provided (used)  by investing activities                  (18,713)                417
                                                                 ---------          -----------

Cash flows from financing activities:
     Net proceeds from issuance of stock and other
       equity transactions                                              10               1,303
     Principal payments of capital lease obligations                  (167)               ( 75)
                                                                -----------        ------------
Net cash provided (used) by financing activities                      (157)              1,228
                                                                -----------           ---------

Net change in cash and cash equivalents                            (18,281)              1,413
Cash and cash equivalents at beginning of period                   145,901              16,781
                                                                 ---------          -----------

Cash and cash equivalents at end of period                        $127,620             $18,194
                                                                 =========          ===========



         The accompanying notes are an integral part of these unaudited consolidated financial statements.


               INTERNEURON PHARMACEUTICALS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.    Basis of Presentation:

      The consolidated financial statements included herein have been prepared by Interneuron Pharmaceuticals, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10K for the fiscal year ended September 30, 1996.

     The consolidated financial statements include the accounts of Interneuron Pharmaceuticals, Inc. ("Interneuron" or the "Company") and its subsidiaries (the "Subsidiaries"), Progenitor, Inc. ("Progenitor"), Transcell Technologies, Inc. ("Transcell"), Intercardia, Inc. ("Intercardia"), and InterNutria, Inc. ("InterNutria"). All significant intercompany activity has been eliminated.

B.   Significant Accounting Policies:

     Certain prior year amounts have been reclassified to conform with fiscal 1997 classifications.

C.   Agreements:

     In December 1996, Progenitor entered into an agreement with Amgen, Inc. ("Amgen") (the "Amgen Agreement") , granting Amgen certain exclusive rights for the development and commercialization of products using Progenitor's leptin receptor technology. Amgen paid Progenitor a $500,000 initial license fee in January 1997, which was reflected in contract and license fee revenue in the three month period ended December 31, 1996. Progenitor may also receive certain development and regulatory milestone payments and potential royalties on sales. Amgen also agreed to purchase Progenitor Common Stock in the event of a Progenitor initial public offering.

     In December 1996, Intercardia executed an agreement with BASF Pharma/Knoll AG ("Knoll") ("the Knoll Collaboration") to provide for the development, manufacture and marketing of bucindolol in all countries with the exception of the United States and Japan (the "Territory"). The Knoll Collaboration relates to both the twice-daily bucindolol formulation and the once-daily bucindolol
formulation   currently  under  development.   Under  the  terms  of  the  Knoll
Collaboration, Knoll made a $2,143,000 payment to CPEC, Inc. ("CPEC", Intercardia's majority-owned subsidiary, of which Interneuron owns the minority portion) in December 1996, which was recognized as contract and license fee revenue in the three month period ended December 31, 1996, and a $1,000,000 payment due to CPEC in January 1997. Knoll will make future payments to CPEC upon the achievement of product approval and sales milestones.

     Knoll and Intercardia will share the development and marketing costs of bucindolol in the Territory. In general, Knoll shall pay approximately 60% of the development and marketing costs prior to product launch and Intercardia shall pay approximately 40% of such costs, subject to certain maximum dollar limitations. CPEC will be entitled to a royalty equal to 40% of net profits, as defined in the Knoll Collaboration, and would be responsible for, and pay to Knoll, 40% of any net loss, as defined.


D.  Inventories

     Inventories consisted of:           December 31,       September 30,
                                            1996                 1996
                                       --------------     --------------

     Raw materials                       $4,244,000          $5,420,000
     Finished goods                       3,239,000           2,956,000
                                         ----------          ----------
                                         $7,483,000          $8,376,000
                                         ==========          ==========


     Raw materials consist primarily of dexfenfluramine drug substance and finished goods consist primarily of finished Redux(TM).

E.   Subsequent Events

     In February 1997, the Company announced that its Board of Directors has authorized it to purchase from time to time through open market transactions up to 200,000 shares of the common stock of Intercardia. As of February 13, 1997, the Company owned 59.6% of Intercardia's 6,743,000 outstanding shares of common stock. A purchase of Intercardia shares will result in a charge to the consolidated results of operations of Interneuron.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:



Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's SEC filings under "Risk Factors", including, in particular risks relating to the commercialization of Redux, such as marketing, competition, safety, regulatory, patent, product liability, supply and other risks; uncertainties relating to clinical trials; manufacturing and supply risks; the early stage of products under development; risks relating to product launches and managing growth; government regulation, patent risks, dependence on third parties and competition.

     The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Unless the context indicates otherwise, all references to the Company include Interneuron and its Subsidiaries.

Redux

     On April 29, 1996, the Company's first pharmaceutical product, Redux (dexfenfluramine hydrochloride capsules) C-IV received clearance by the U.S. Food and Drug Administration ("FDA") for marketing as a twice-daily prescription therapy to treat obesity. The approved indication is for the management of obesity, including weight loss and maintenance of weight loss in patients on a reduced calorie diet who have a body mass index ("BMI") of greater than or equal to 30 kg/m2 or greater than or equal to 27 kg/m2 in the presence of other risk factors, such as hypertension, diabetes and elevated cholesterol. Under license and co-promotion agreements, Redux is being marketed in the U.S. by Wyeth-Ayerst Laboratories ("Wyeth- Ayerst"), a division of American Home Products Corp., ("AHP"), and co-promoted by the Company.

     The Company's revenues relating to Redux are currently primarily derived from: (1) royalties paid by AHP to the Company based on the net sales of Redux capsules by AHP to distributors (2) sales of Redux capsules to AHP and (3) financial support of the Company's sales force provided by AHP.

     The Company's license agreement with AHP provides for royalties to the Company consisting of (i) "base" royalties equal to 11.5% of AHP's net sales, (an amount equal to the royalty required to be paid by the Company to Les Laboratoires Servier ("Servier"), a French pharmaceutical company from which the Company obtained U.S. rights to Redux to treat abnormal carbohydrate craving and obesity,) and (ii) "additional" royalties based on net sales of Redux by AHP. The percentage of "additional" royalties varies depending upon (x) the status of Redux as a scheduled or descheduled drug and (y) whether or not the Company supplies the finished dosage formulation of Redux to AHP. Redux is currently scheduled as a controlled substance, and the Company manufactures the finished dosage formulation of the drug. The Company recognizes royalty revenue and associated expense in the fiscal quarter when AHP reports to Interneuron AHP's shipments to distributors. Accordingly, such revenue is reported by the Company in the quarter following actual shipments by AHP.




     The following sets forth the currently applicable additional royalties on net sales payable to the Company, on an annual contract basis, based on (i) the status of dexfenfluramine as a scheduled drug and (ii) the Company supplying Redux to AHP:


         First $50,000,000                               5.0%
         Next $100,000,000                               8.0%
         Over $150,000,000                              10.0%


Royalty rates are subject to a 50% reduction if generic drug competition exceeds a 10% market share in two consecutive quarters.


     Under a co-promotion agreement with Wyeth-Ayerst, the Company's sales force is promoting Redux to selected specialists, in return for financial support of the sales force and a percentage of resulting revenues less certain expenses. The copromotion agreement with AHP calls for a reduction of the Redux sales force costs paid by AHP to Interneuron from 100% during the first year of the agreement to 50% during the second year of the agreement. Total maximum payments from AHP will be reduced to approximately $1,650,000 for the twelve month period beginning June 1997 from approximately $3,300,000 for the twelve month period which commenced in June 1996. Under the agreement, total payments to the Company in connection with sales force support and profit sharing will not exceed $10,000,000 per year. The copromotion agreement is cancellable by Wyeth-Ayerst under certain conditions.


     The  Company  has  a  manufacturing  agreement  with  Boehringer  Ingelheim
Pharmaceuticals, Inc. ("Boehringer") under which Boehringer manufactures finished dosage formulation of Redux capsules on behalf of the Company for sale to AHP. This agreement obligates Boehringer to provide, and the Company to purchase, manufactured Redux capsules to the extent defined in the agreement, through the current contract expiration date of December 31, 1998. At the expiration or termination of the agreement, the Company would be obligated to purchase from Boehringer any unused manufacturing materials, work in process, or finished product and to assume any unfilled Boehringer purchase commitments that could not be canceled prior to the expiration or termination of the agreement. The Company recognizes revenue from the sale of these capsules upon acceptance by AHP, typically 45 days after shipment.


     Included in the FDA-approved labeling for Redux are references to certain risks that may be associated with dexfenfluramine and which were highlighted during the FDA's review of the drug. One issue relates to whether there is an association between appetite suppressants, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"), a rare but serious lung disorder estimated to occur in the general population at one to two cases per million adults per year. An epidemiologic study conducted in Europe known as IPPHS (International Primary Pulmonary Hypertension Study) examined risk factors for PPH and showed that among other factors, weight reduction drugs, including dexfenfluramine, and obesity itself were associated with a higher risk of PPH. In the final report of IPPHS, published in the New England Journal of Medicine (August 29, 1996), the authors estimated yearly occurrence of PPH for patients taking appetite suppressants for greater than three months duration to be between 23 and 46 cases per million patients per year. The revised labeling for Redux discloses this revised estimate.



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


     Inventories of $7,483,000 at December 31, 1996 consist primarily of dexfenfluramine drug substance and finished Redux capsules. Inventory levels depend to a large extent on sales forecasts provided by AHP, production planning by the Company, and production capabilities of Boehringer. There can be no assurance that Boehringer will be able to manufacture product in adequate quantities or on a timely basis, or that AHP's sales forecasts and the Company's production planning will be accurate, which may result in higher inventory costs to the Company or inadequate or excessive supplies of the product. In addition, there can be no assurance that the manufacture of the capsules and their sale to AHP will result in profits to Interneuron. There may be potential seasonality associated with Redux inventories and revenues which the Company is not currently able to determine. AHP pays the Company for certain portions of dexfenfluramine drug substance prior to its incorporation into the manufacturing process. Such payments are included in, and are the primary components of, the deferred revenue balance of $8,333,000 at December 31, 1996.


     Results of Operations

         Product revenue of $13,711,000 in the three month period ended December 31,1996 consists primarily of royalty revenue of approximately $6,800,000 from AHP based upon AHP-reported net sales of Redux and approximately $6,800,000 of revenue from the Company's sale of Redux capsules to AHP. The Company recognizes Redux royalty revenue when net sales are reported to the Company by AHP, which occurs in the quarter after AHP shipments of Redux to distributors.


         Contract and license fee revenue decreased $1,363,000, or 26%, from $5,344,000 for the three month period ended December 31, 1995 to $3,981,000 for the three month period ended December 31,1996. During the three month period ended December 31, 1996, contract revenue consisted primarily of approximately $2,100,000 Intercardia received from an initial payment pursuant to the Knoll Collaboration, $500,000 due to Progenitor pursuant to the Amgen Agreement and $825,000 Interneuron received pursuant to the Copromotion Agreement with Wyeth Ayerst to support the Interneuron Redux sales force. During the three month period ended December 31,1995, contract and license fee revenue consisted primarily of $5,000,000 Intercardia received from an initial payment pursuant to the Development and Marketing Collaboration and License Agreement between Astra Merck Inc.("Astra Merck"), Intercardia, Inc., and CPEC, Inc. (" the Astra Merck Collaboration").


         Total costs and expenses increased $14,952,000, or 187%, from $7,987,000 for the three month period ended December 31,1995 to $22,939,000 for the three month period ended December 31,1996. Of this increase, $9,904,000, or 66% consists of cost of product revenue which did not exist in the comparable period of the prior fiscal year. Cost of product revenue is comprised primarily of the cost of Redux capsules and dexfenfluramine drug substance sold to AHP and royalties paid to Servier based upon AHP's reported net sales of Redux. Total costs and expenses during the three month period ended December 31, 1995 included a charge of $2,150,000 for InterNutria's acquisition of technology and know-how related to PMS Escape(TM) which would be paid for by the issuance of the Company's Common Stock. In December 1996, the Company issued approximately 55,000 shares of Common Stock as the first of two payments for InterNutria's acquisition of this technology. The second $1,200,000 installment will be paid in December 1997 through an additional issuance of the Company's Common Stock.


         Research and development expenses increased $4,392,000, or 140%, from $3,126,000 for the three month period ended December 31,1995 to $7,518,000 for the three month period ended December 31,1996. This increase is primarily the result of expenses relating to two pivotal Phase 3 citicoline trials, the initiation of a pivotal Phase 2/3 pagoclone clinical trial, certain post-approval clinical expenses relating to Redux and additional staffing and related expenses at the Subsidiaries. Research and development expenses include only a relatively small amount for bucindolol as a substantial portion of the non-government sponsored development expenses of bucindolol have been assumed and are being paid by Astra Merck.


         Selling, general and administrative expenses increased $2,806,000, or 104%, from $2,711,000 for the three month period ended December 31,1995 to $5,517,000 for the three month period ended December 31,1996. The largest portion of the increase is due to approximately $1,843,000 of the Company's cost for its Redux sales force and promotional expenses incurred by the Company for Melzone, a low-dose form of melatonin as a dietary supplement for normal, restful sleep, and by InterNutria for its products. Also contributing to the increase in fiscal 1997 are costs resulting from additional staffing, consultants and insurance relating to the Company's growth.

         Investment income, net of interest expense, increased $2,155,000, or 497%, from $434,000 for the three month period ended December 31, 1995 to $2,589,000 for the three month period ended December 31,1996. This increase is due to significantly higher invested balances of cash, cash equivalents and marketable securities resulting primarily from funds received from public offerings in fiscal 1996 by Interneuron and Intercardia.

         Primarily as a result of the foregoing, the Company incurred a net loss of ($2,931,000), or ($.07) per share, for the three month period ended December 31, 1996 compared to a net loss of ($3,183,000), or ($.09) per share, for the three month period ended December 31, 1995. Weighted average common shares increased in the three month period ended December 31, 1996 reflecting additional equity issuances.



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

Liquidity and Capital Resources

         Cash, Cash Equivalents and Marketable Securities:

         At December 31, 1996, the Company had cash, cash equivalents and marketable securities aggregating $169,603,000, compared to $169,608,000 at September 30, 1996. Cash, cash equivalents and marketable securities remained constant primarily due to the $2,931,000 net loss incurred in the three months ended December 31, 1996 adjusted for certain noncash expenses and cash being provided by a decrease in accounts receivable and an increase in deferred revenue resulting primarily from payments by AHP.

         Clinical Studies:

         The Company is incurring substantial expenditures for product development and clinical trials, including expenses required under collaborative agreements. In particular, the Company is performing two pivotal Phase 3 clinical trials of citicoline (along with other supportive trials), for treatment of stroke, one of which is expected to extend into fiscal 1998. The costs of the clinical trials and related studies and the preparation of the NDA are estimated, based upon current trial protocols, to aggregate approximately $17,500,000, of which approximately $2,500,000 has been paid through December 31, 1996. The Company is unable to predict with certainty the costs of any related or additional studies which will depend upon FDA requirements. Further, in the event the Company markets citicoline directly, significant additional funds would be required for manufacturing, distribution, and selling efforts.

         The Company has begun to incur substantial costs to develop pagoclone for which a Phase 2/3 trial commenced in November 1996. The Company has estimated the total costs of all currently planned clinical studies, license fees to Rhone-Poulenc Rorer Pharmaceuticals, Inc., and NDA preparation for pagoclone to be approximately $33,000,000, which will be incurred over the next several years. This amount does not include funds that will be required to manufacture and market pagoclone.

         In December 1996, the Company entered into an agreement with Algos Pharmaceutical Corporation to collaborate in the development and commercialization of LidodexNS[TM], which combines two drugs that are currently marketed for other indications. This combination product is in pre-clinical development for the acute intra-nasal treatment of migraine headaches. The development of this and other products, including those which may be acquired by the Company in the future will require substantial additional funds.

         There can be no assurance that results of ongoing current preclinical or clinical trials will be successful, that additional trials will not be required, that any drug under development will receive FDA approval in a timely manner or at all, or that such drug could be successfully manufactured or in accordance with good manufacturing practice regulations marketed in a timely manner, or at all, any of which could materially adversely affect the Company.




         Subsidiaries:

         Intercardia
         -----------

         Pursuant to the Astra Merck Collaboration, Intercardia has agreed to pay Astra Merck $10,000,000 in December 1997 and up to $11,000,000 for one-third of product launch costs for bucindolol incurred beginning when Intercardia files an NDA with the FDA for the twice-daily formulation of bucindolol and continuing through the first 12 months subsequent to the first commercial sale of the formulation. In the event Intercardia elects not to make these payments, the royalties payable by Astra Merck to Intercardia would be substantially reduced. There can be no assurance of the success of the Beta-blocker Evaluation of Survival Trial (the "BEST Study") or that bucindolol will be successfully commercialized. A substantial portion of the bucindolol development costs are being assumed and paid by the National Institutes of Health, the Department of Veterans Affairs and Astra Merck.


         Pursuant to the Knoll Collaboration (see Note C of Notes to Unaudited Consolidated Financial Statements), Intercardia is responsible for approximately 40% of the development and marketing costs of bucindolol in the Territory, which includes all countries other than the United States and Japan, subject to certain maximum dollar limitations. The Company's portion of development and clinical trial costs for the Territory is estimated to be up to $10,000,000. Intercardia is also responsible for approximately 40% of the once-daily development costs which relate to development solely for the Territory and approximately 67% of once-daily development costs which have a worldwide benefit.


         In May 1996, an FDA advisory committee met and discussed the use of carvedilol, a competitive drug being developed by SmithKline Beecham for the treatment of congestive heart failure ("CHF"), but recommended against its approval. Another advisory panel meeting has been scheduled to review carvedilol on February 27, 1997 and there can be no assurance that carvedilol will not be approved for treatment of CHF in the United States.

         Progenitor
         ----------




         In December 1996, Progenitor entered into an agreement with Amgen, granting Amgen certain exclusive rights for the development and commercialization of products using Progenitor's leptin receptor technology. Amgen paid Progenitor a $500,000 initial license fee in January 1997, which was reflected in contract and license fee revenue in the three month period ended December 31, 1996. Progenitor may also receive certain development and regulatory milestone payments and potential royalties on sales. Amgen also agreed to purchase Progenitor Common Stock in the event of a Progenitor initial public offering.

         General
         -------

         Interneuron is currently funding operations of Progenitor, Transcell and InterNutria. Expenses of the Subsidiaries, including those required under collaboration agreements, constitute a significant part of the Company's overall expenses.

         In February 1997, the Company announced that its Board of Directors has authorized it to purchase from time to time through open market transactions up to 200,000 shares of the common stock of Intercardia. As of February 13, 1997, the Company-owned 59.6% of Intercardia's 6,743,000 outstanding shares of common stock. Based upon Intercardia's closing price of $18.00 on February 12, 1997, the Company could expend up to $3,600,000 if it were to purchase all 200,000 shares. A purchase of Intercardia shares will result in a charge to the consolidated results of operations of Interneuron.

         Accounts receivable of $3,001,000 at December 31, 1996 consists primarily of Intercardia's receivable from Astra Merck relating to Astra Merck's funding of certain costs of the BEST Study, the Company's receivable from AHP and Progenitor's receivable from Amgen.

         Accrued expenses of $11,852,000 at December 31, 1996 consist primarily of obligations related to clinical trials and sponsored research, consultants and other service providers, compensation and other items.

         The Company's strategy includes evaluation of various technology, product or company acquisition and/or financing opportunities (including private placements and initial and follow-on equity offerings) and the Company and certain of its subsidiaries are currently engaged in discussions relating to such opportunities. Any such initiatives may involve the issuance of securities of Interneuron or its subsidiaries and/or financial commitments and would result in increased expenses for research and development, on a consolidated basis.

         While the Company believes it has sufficient cash for currently planned expenditures in fiscal 1997, it may seek additional funds through other equity and/or debt finances and corporate collaborations to provide working capital financing and funding for new business opportunities and future growth. In addition, certain subsidiaries are exploring various financings (including issuances of securities of the subsidiaries, possibly in combination with securities of Interneuron, in public offerings or private placements), collaborations or business combinations. If such efforts are not successful, certain activities at these subsidiaries may be reduced.

         Although Interneuron may acquire additional equity in subsidiaries through participation in financings, purchases from third parties, including open market purchases and conversion of inter-company debt, equity financings by a subsidiary will likely reduce Interneuron's percentage ownership of that subsidiary and funds held by the subsidiaries will generally not be available to Interneuron. The Company's goal is for its subsidiaries to establish independent operations and financing through corporate alliances, third-party financings, mergers or other business combinations, with Interneuron generally retaining an ongoing equity interest. The nature of any such transaction is expected to vary depending on the business and capital needs of each subsidiary and the state of development of their respective technologies or products.



PART II - OTHER INFORMATION

Item 5.       Other Information

              On February 12, 1997, a registration statement relating to the resale by certain stockholders of Interneuron of an aggregate of 1,555,422 shares of Interneuron's Common Stock (including 500,000 shares underlying warrants) was declared effective by the Securities and Exchange Commission.

Item 6.       Exhibits and Reports on Form 8-K

(a)           Exhibits

10.87         -       Lease dated February 5, 1997 between Registrant and
                      Ledgemont Realty Trust
27            -       Financial Data Schedule

(b)  Reports on Form 8-K

     In January 1997, the Company filed a report on Form 8-K dated December 19, 1996 reporting information under Item 5 thereof.






                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        INTERNEURON PHARMACEUTICALS, INC.



Date: February   14, 1997                By: /s/ Glenn L. Cooper
                                            ------------------------------------
                                         Glenn L. Cooper, M.D., President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


Date: February   14, 1997                By: /s/ Thomas F. Farb
                                            ------------------------------------
                                         Thomas F. Farb,
                                         Executive Vice President, Finance
                                         Chief Financial Officer and Treasurer


Date: February   14, 1997                By: /s/ Dale Ritter
                                            ------------------------------------
                                         Dale Ritter
                                         Vice President, Corporate Controller
                                         (Principal Accounting Officer)





