Form 10-Q
period 1997-03-31
INTERNEURON PHARMACEUTICALS INC
filed 1997-05-15
CIK 854222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                              --------------------

[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997

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

(Former name, former address and former fiscal year, if changed since last report):Not Applicable

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

         Class                                   Outstanding at May 13, 1997:
Common Stock $.001 par value                     41,043,708 shares, excluding
                                                 182,585 treasury shares

                        INTERNEURON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q



PART I.           FINANCIAL INFORMATION                                                                       PAGE

                  Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 1997
                  and September 30, 1996......................................................................... 3

                  Consolidated Statements of Operations for the Three and Six Months ended
                  March 31, 1997 and 1996.........................................................................4

                  Consolidated Statements of Cash Flows for the Six Months ended
                  March 31, 1997 and 1996.........................................................................5

                  Notes to Unaudited Consolidated Financial Statements............................................6

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations...........................................9


PART II.          OTHER INFORMATION

                  Item 4.           Submission of Matters to a Vote of
                                    Security Holders.............................................................21

                  Item 6.           Exhibits and Reports on Form 8-K.............................................21


SIGNATURES.......................................................................................................23



                                         INTERNEURON PHARMACEUTICALS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)
                                (Dollar amounts in thousands except per share data)

                                                                                   March 31,         September 30,
                                                                                     1997                 1996
                                                                                     ----                 ----
                                                      ASSETS
Current assets:
     Cash and cash equivalents                                                         $ 93,414            $145,901
     Marketable securities                                                               29,471              17,068
     Accounts receivable                                                                  1,926               4,338
     Inventories                                                                          6,356               8,376
     Prepaids and other current assets                                                    5,961               1,324
                                                                                    -----------        ------------
             Total current assets                                                       137,128             177,007

Marketable securities                                                                    37,475               6,639
Property and equipment, net                                                               3,024               2,689
Other assets                                                                                165                 103
                                                                                   ------------       -------------
                                                                                       $177,792            $186,438
                                                                                       ========           =========

                                                        LIABILITIES

Current liabilities:
     Accounts payable                                                                 $   2,249           $   2,575
     Accrued expenses                                                                    16,268              11,604
     Deferred revenue                                                                     5,694               6,921
     Current portion of capital lease obligations                                           931                 661
                                                                                     ----------       -------------
             Total current liabilities                                                   25,142              21,761

Long-term portion of capital lease obligations                                            1,194                 526
Other long-term liabilities                                                                  19                  16

Minority interest                                                                        19,016              19,373

                                                   STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, authorized 5,000,000 shares: Series B, 239,425 shares  issued and  outstanding  at March 31, 1997 and  September  30, 1996
     (liquidation preference at
     March  31, 1997 $3,041)                                                              3,000               3,000
     Series C, 5,000 shares issued and outstanding at March 31, 1997 and September 30, 1996  (liquidation preference at
     March  31, 1997  $504)                                                                 500                 500
Common stock, $.001 par value, 80,000,000 shares authorized:
     41,226,293 issued and 41,015,969 shares issued and outstanding at
     March  31, 1997 and September 30, 1996, respectively                                    41                  41
Additional paid-in capital                                                              249,020             247,999
Accumulated deficit                                                                    (117,559)           (106,778)
Unrealized losses on marketable securities                                                 (218)                  -
Treasury stock, at cost, 128,835 shares at March 31, 1997 and no
     shares at September 30, 1996                                                        (2,363)                  -
                                                                                    ------------     --------------
     Total stockholders' equity                                                         132,421             144,762
                                                                                      ---------           ---------
                                                                                       $177,792            $186,438
                                                                                       ========            ========

          The  accompanying  notes  are an  integral  part  of  these  unaudited consolidated financial statements.




                                          INTERNEURON PHARMACEUTICALS, INC.
                                                    CONSOLIDATED
                                              STATEMENTS OF OPERATIONS
                             For the three and six months ended March 31, 1997 and 1996
                                                     (Unaudited)
                                     (Amounts in thousands except per share data)


                                    For the three months ended March 31,       For the six months ended March 31,
                                    ------------------------------------       ----------------------------------

                                              1997             1996                        1997            1996
                                              ----             ----                        ----            ----

Revenues:
Product revenue                           $ 17,477    $           -                    $ 31,188    $          -
Contract and license fees                    2,297              905                       6,278           6,249
                                        ----------        ---------                    --------       ---------
   Total revenues                           19,774              905                      37,466           6,249

Costs and expenses:
Cost of product revenue                     11,999                -                      21,903               -
Research and development                     9,966            3,599                      17,484           6,726
Selling, general and administrative          5,827            4,170                      11,344           6,881
Purchase of in-process research
  and development                            2,261            6,084                       2,261           8,234
                                         ---------         --------                   ---------       ---------
     Total costs and expenses               30,053           13,853                      52,992          21,841

Net loss from operations                   (10,279)         (12,948)                    (15,526)        (15,592)

Investment income, net                       2,008              555                       4,597             989

Minority interest                              421              432                         148            (542)
                                         ---------        ---------                  ----------       ----------

Net loss                                   $(7,850)        $(11,961)                   $(10,781)       $(15,145)
                                           ========        =========                   =========       =========

Net loss per common share                 $ ( 0.19)       $  ( 0.34)                 $   ( 0.26)     $    (0.44)
                                          =========       ==========                 ===========     ===========

Weighted average common
      shares outstanding                    41,098           35,308                      41,059          34,411
                                           =======         ========                     =======        ========




          The  accompanying  notes  are an  integral  part  of  these  unaudited consolidated financial statements.


                                          INTERNEURON PHARMACEUTICALS, INC.
                                                    CONSOLIDATED
                                              STATEMENTS OF CASH FLOWS
                                   For the six months ended March 31, 1997 and 1996
                                                     (Unaudited)
                                            (Dollar amounts in thousands)

                                                                    Six months ended March 31,
                                                                    --------------------------
                                                                    1997                  1996
                                                                    ----                  ----

Cash flows from operating activities:
     Net loss                                                  $   (10,781)        $   (15,145)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
         Depreciation and amortization                                 646                 381
         Gain on disposal of fixed assets                                -                  (6)
         Minority interest in net income/loss of
            consolidated subsidiaries                                 (148)                542
         Purchase of in-process research and development             1,861               8,098
         Noncash compensation                                          176                 896
         Change in assets and liabilities:
             Accounts receivable                                     2,412                (908)
             Inventories                                             2,020              (3,629)
             Prepaids and other current assets                      (4,637)               (281)
             Other assets                                              (62)                 97
             Accounts payable                                         (326)                937
             Deferred revenue                                       (1,227)              1,942
             Accrued expenses and other liabilities                  4,452                (559)
                                                           ---------------     ----------------
Net cash (used) by operating activities                             (5,614)             (7,635)
                                                             --------------      --------------

Cash flows from investing activities:
     Capital expenditures                                             (726)               (141)
     Purchase of marketable securities                             (53,600)            (36,233)
     Proceeds from maturities and sales of
        marketable securities                                       10,143              21,789
     Purchases of Intercardia stock                                 (2,436)                  -
     Proceeds from disposal of fixed assets                              -                  40
                                                          -----------------     ---------------
Net cash (used) by investing activities                            (46,619)            (14,545)
                                                              -------------    ----------------

Cash flows from financing activities:
     Net proceeds from issuance of common and treasury stock         1,101              13,608
     Net proceeds from issuance of stock by subsidiaries               276              30,362
     Purchase of treasury stock                                     (2,315)                  -
     Proceeds from sale/leaseback                                    1,050                 132
     Principal payments of capital lease obligations                  (366)               (244)
                                                            ---------------    ----------------
Net cash (used) provided by financing activities                      (254)             43,858
                                                            ---------------     ---------------

Net change in cash and cash equivalents                            (52,487)             21,678
Cash and cash equivalents at beginning of period                   145,901              16,781
                                                             -------------      --------------

Cash and cash equivalents at end of period                     $    93,414       $      38,459
                                                               ===========       -------------




         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.    Basis of Presentation:

      The consolidated financial statements included herein have been prepared by Interneuron Pharmaceuticals, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1996.

     The unaudited consolidated financial statements include the accounts of Interneuron Pharmaceuticals, Inc. ("Interneuron" or the "Company") and its subsidiaries (the "Subsidiaries"), Progenitor, Inc. ("Progenitor"), Transcell Technologies, Inc. ("Transcell"), Intercardia, Inc. ("Intercardia"), and InterNutria, Inc. ("InterNutria"). All significant intercompany activity has been eliminated.

     The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") in the quarter ending December 31, 1997. SFAS 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS 128.
Management has not determined the effect of adopting SFAS 128.

B.   Significant Accounting Policies:

     Certain prior year amounts have been reclassified to conform with fiscal 1997 classifications.

C.  Inventories:


     Inventories consisted of:                                 March 31,         September 30,
                                                                1997                 1996
                                                            ------------          ----------

     Raw materials                                            $4,168,000          $5,420,000
     Finished goods                                            2,188,000           2,956,000
                                                            ------------          ----------
                                                              $6,356,000          $8,376,000
                                                              ==========          ==========

     Raw materials consisted primarily of dexfenfluramine drug substance and finished goods consisted primarily of finished and packaged Redux(TM) capsules.

D.  Subsidiaries:

     In December 1996, Progenitor entered into an agreement with Amgen, Inc. ("Amgen") (the "Amgen Agreement"), granting Amgen certain exclusive rights for the development and commercialization of products using Progenitor's leptin receptor technology. Amgen paid Progenitor a $500,000 initial license fee in January 1997, which was reflected in contract and license fee revenue in the six month period ended March 31, 1997. Progenitor may also receive from Amgen certain development and regulatory milestone payments and potential royalties on sales. Amgen also agreed to purchase Progenitor common stock in the event of a Progenitor initial public offering.

     In December 1996, Intercardia executed an agreement with BASF Pharma/Knoll AG ("Knoll") ("the Knoll Collaboration") to provide for the development, manufacture and marketing of bucindolol in all countries with the exception of the United States and Japan (the "Territory"). The Knoll Collaboration relates to both the twice-daily bucindolol formulation and the once-daily bucindolol formulation currently under development. Under the terms of the Knoll Collaboration, Knoll made in December 1996 a $2,143,000 payment to CPEC, Inc. ("CPEC", Intercardia's majority-owned subsidiary, of which Interneuron owns the minority portion) which was recognized as contract and license fee revenue in the six month period ended March 31, 1997, and a $1,000,000 payment to CPEC in January 1997 which was recognized as contract and license fee revenue in the three and six month periods ended March 31, 1997. Knoll will make future payments to CPEC upon the achievement of product approval and sales milestones.

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

     In February 1997, Progenitor announced an agreement to acquire Mercator, Inc. ("Mercator") a privately-held genomics company, subject to certain conditions, including completion of an initial public offering by Progenitor for approximately $22,000,000, payable in Progenitor common stock, plus the assumption of Mercator liabilities. Progenitor also agreed to provide Mercator with an interim operating line of credit through July 1997 of up to $6,600,000, funding for which will be provided by Interneuron. At March 31, 1997, advances under this line of credit totaled approximately $1,300,000 and are reflected in prepaids and other current assets.

     In March 1997, Progenitor filed registration statements with the Securities and Exchange Commission relating to a proposed initial public offering of 2,750,000 shares of Progenitor common stock (plus up to an additional 412,500 shares to cover over-allotments) and the proposed acquisition by Progenitor of Mercator. Based on the proposed terms of the offering and the acquisition, assuming the completion of the offering and the Mercator acquisition on the filed terms, Interneuron will own approximately 43% of Progenitor's outstanding common stock without giving effect to any exercise of the over-allotment option or any options or warrants, and subject to change based upon the timing of the offering, the offering price, the number of Progenitor shares issued in connection with the Mercator acquisition and the amount of Progenitor's indebtedness to Interneuron. In connection with the acquisition, Progenitor will incur non-recurring charges to operations currently estimated to aggregate approximately $30,000,000, a portion of which are non-cash charges related to the purchase of in-process research and development subject to increase based upon several factors including the timing of the transactions and unanticipated costs. Due to market conditions and other factors, there is no assurance that Progenitor's initial public offering or acquisition of Mercator will be completed, in which case Progenitor will incur charges to operations for amounts expended in connection with the two proposed transactions, including funds advanced under the line of credit. Interneuron will record a portion of these charges based on its ownership interest in Progenitor.

E.   Other:

     In February 1997, the Company announced that its Board of Directors had authorized it to purchase from time to time through open-market transactions up to 200,000 shares of the common stock of Intercardia. As of March 31, 1997, the Company had purchased 104,400 shares of Intercardia common stock for an aggregate purchase price of approximately $2,436,000, of which approximately $1,861,000 was recorded as purchase of in-process research and development in the three and six month periods ended March 31, 1997. As a result of these purchases, the Company's ownership of Intercardia increased from 59.6% at September 30, 1996 to 61.0% at March 31, 1997 based upon the number of outstanding shares of Intercardia at such dates.

     At the Company's annual meeting of stockholders, on March 5, 1997, the Company's stockholders approved an increase to the number of authorized shares of Common Stock from 60,000,000 to 80,000,000.

     In March 1997, the Company announced that its Board of Directors had authorized it to repurchase from time to time through open-market transactions up to 1,500,000 shares of the Company's Common Stock. As of March 31, 1997, the Company had repurchased 142,500 shares for an aggregate purchase price of approximately $2,619,000, of which 13,665 shares were reissued pursuant to employee stock option and stock purchase plans. Such repurchases and re-issuances are recorded as treasury stock transactions.

     At March 31, 1997, the Company had outstanding a Standby Letter of Credit for $800,000 to secure certain facility and laboratory build-out costs being incurred by a subsidiary as part of a lease for its headquarters. This Standby Letter of Credit is collateralized by a certificate of deposit and expires the sooner of September 15, 1997 or receipt by the subsidiary's landlord of payment of the build-out costs.

F.   Subsequent Event:

     On May 9, 1997, the Company purchased in private transactions from Swiss Bank Corporation, London Branch ("SBC") capped call options on Interneuron Common Stock. These call options give Interneuron the right to purchase from SBC up to a total of 1,240,000 shares of Interneuron Common Stock at a strike price of $17.75. The call options are exercisable only at their maturities, which are September 24, 1997, March 9, 1998, May 21, 1998 and August 24, 1998 each with respect to 310,000 shares, and are subject to caps of $26.00, $34.00, $38.00 and $40.00, respectively, which limit the economic benefit to the Company of these call options. The call options which the Company purchased are expected to be settled, if exercised, with cash in an amount equal to the difference between the strike price and the market price, subject to caps which will limit the total amount of cash the Company could receive or increase the strike prices in the case of stock settlement when the market price of the Company's Common Stock exceeds the applicable cap price.

     In exchange for the purchases of these call options, in lieu of cash purchase prices, the Company sold to SBC call options entitling SBC to purchase from the Company at a strike price of $40.30 per share, an aggregate of 2,000,000 shares of Interneuron Common Stock, 1,000,000 shares on each of May 21 and May 24, 1999. The Company will have the right to settle these call options with cash or stock, subject to certain conditions. If exercised, the Company expects to settle the call options that it sold through issuances by the Company to SBC of up to an aggregate of 2,000,000 authorized and unissued shares of Common Stock, subject to the effectiveness of a registration statement covering the resale of these shares. The sale or potential sale of such shares could have an adverse effect on the market price of the Company's Common Stock.

     SBC has advised that it has engaged, and may engage, in transactions, including buying and selling shares of the Company's Common Stock, to offset its risk relating to the options. Purchases and sales could affect the market price of the Company's Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and under the Securities Exchange Act of 1934 "Risk Factors" and elsewhere, including, in particular risks relating to the commercialization of Redux, such as marketing and revenue fluctuations, safety, regulatory, competition patent, product liability, supply and other risks; uncertainties relating to clinical trials; manufacturing and supply risks; the early stage of products under development; risks related to contractual obligations; risks relating to product launches and managing growth; government regulation, patent risks, dependence on third parties and competition.

     The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto appearing elsewhere in this report and audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996. Unless the context indicates otherwise, all references to the Company include Interneuron and its Subsidiaries.

Redux

     On April 29, 1996, the Company's first pharmaceutical product, Redux (dexfenfluramine hydrochloride capsules) C-IV received clearance by the U.S. Food and Drug Administration ("FDA") for marketing as a twice-daily prescription therapy to treat obesity. The approved indication is for the management of obesity, including weight loss and maintenance of weight loss in patients on a reduced calorie diet who have a body mass index ("BMI") of greater than or equal to 30 kg/m2 or greater than or equal to 27 kg/m2 in the presence of other risk factors, such as hypertension, diabetes and elevated cholesterol. Under license and co-promotion agreements, Redux is being marketed in the U.S. by Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corp. ("AHP") and co-promoted by the Company.

     The Company's revenues relating to Redux are currently primarily derived from: (1) royalties paid by AHP to the Company based on the net sales of Redux capsules by AHP to distributors; (2) sales of Redux capsules to AHP; and (3) financial support of the Company's sales force provided by AHP.

     The Company's license agreement with AHP provides for royalties to the Company consisting of (i) "base" royalties equal to 11.5% of AHP's net sales, (an amount equal to the total royalties required to be paid by the Company to Les Laboratoires Servier ("Servier"), and (ii) "additional" royalties based on net sales of Redux by AHP. The percentage of "additional" royalties varies depending upon (x) the status of Redux as a scheduled or descheduled drug and
(y) whether or not the Company supplies the finished capsules of Redux to AHP. At March 31, 1997, Redux was scheduled as a controlled substance and the Company manufactures the finished dosage formulation of the drug. In April 1997, the Drug Enforcement Agency ("DEA") published a recommendation for the removal of fenfluramine and its isomers including dexfenfluramine from Schedule IV and all other controls of the Controlled Substances Act. If after a comment period the DEA were to issue a final rule consistent with its proposal, then Redux would no longer carry the C-IV designation and would no longer be subject to such DEA controls. Certain states will deschedule the drug automatically upon federal descheduling while other states have varying proceedures for descheduling.

     The following sets forth the applicable "additional" royalties payable to the Company based on annual net sales, on an annual contract basis commencing in May of each contract year, assuming the Company is supplying finished capsules of Redux, based on the status of dexfenfluramine as a scheduled or descheduled drug:

         Scheduled
         ---------
         First $50,000,000                                        5.0%
         Next $100,000,000                                        8.0%
         Over $150,000,000                                       10.0%

         Descheduled
         -----------
         First $150,000,000                                       8.0%
         Next $ 50,000,000                                       10.0%
         Over $200,000,000                                       11.0%

     Royalty rates are subject to a 50% reduction if generic drug competition exceeds a 10% market share in two consecutive quarters. The Company recognizes royalty revenue and associated expense in the fiscal quarter when AHP reports to Interneuron AHP's shipments to distributors. Accordingly, royalty revenue is reported by the Company in the quarter following actual shipments by AHP. Pursuant to the Company's agreement with AHP, if the potential descheduling of Redux were to occur within a year of FDA approval, AHP would be required to make a milestone payment to, and equity investment in, the Company. Due to the timing of the potential descheduling, the

Company believes it may not receive the descheduling-related milestone payment and equity investment from AHP.

     Under a copromotion agreement with Wyeth-Ayerst effective June 1, 1996, the Company's sales force is promoting Redux to selected specialists, in return for financial support of the sales force and a percentage of resulting revenues less certain expenses. The copromotion agreement with AHP calls for a reduction of the Redux sales force costs paid by AHP to Interneuron from 100% during the first year of the agreement to 50% during the second year of the agreement. Total maximum payments from AHP will be reduced to approximately $1,650,000 for the twelve month period beginning June 1997 from approximately $3,300,000 for the twelve month period which commenced in June 1996. The copromotion agreement is cancelable by Wyeth-Ayerst under certain conditions. There is no assurance the Company will meet such conditions which includes a minimum revenue requirement for which sufficient information is currently not available.

     The Company has a manufacturing agreement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") under which Boehringer manufactures and packages finished capsules of Redux on behalf of the Company for sale to AHP. This agreement obligates Boehringer to provide, and the Company to purchase, manufactured Redux capsules to the extent defined in the agreement, through the current contract expiration date of December 31, 1998. At the expiration or termination of the agreement, the Company would be obligated to purchase from Boehringer any unused manufacturing materials, work in process, or finished product and to assume any unfilled Boehringer purchase commitments that could not be canceled prior to the expiration or termination of the agreement. If the Boehringer agreement is not extended, the Company will be required to obtain a replacement good manufacturing practices ("GMP") qualified manufacturing facility for Redux. The Company is currently evaluating manufacturing alternatives. There can be no assurance a replacement manufacturer will be approved by the FDA in sufficient time to avoid an interruption in the commercial supply of Redux. The Company recognizes revenue from the sale of these capsules upon acceptance by AHP, typically 45 days after shipment.

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

     The FDA-approved labeling for Redux also includes discussion as to whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies conducted by third parties related to this issue purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity. The Company has presented data relating to the lack of neurocognitive effects in patients taking Redux to the FDA and believes that, as demonstrated in human trials, these animal studies are clinically irrelevant to humans because of pharmacokinetic differences between animals and humans and because of the high dosages used in the animal studies. The Company and Wyeth- Ayerst have agreed with the FDA to conduct a certain Phase 4, or post-marketing, study of Redux. This study and related costs are estimated to be approximately $10,000,000 and are expected to be incurred primarily by Interneuron over an approximately two to three year period. Wyeth-Ayerst is responsible to pay for 50% of these estimated costs.

     The use patent on dexfenfluramine currently expires in mid 2000. In accordance with the Waxman-Hatch Act, the U.S. Patent and Trademark Office ("PTO") is currently considering an extension of the dexfenfluramine patent to compensate the Company for a portion of the time dexfenfluramine was being tested and considered for approval. The PTO has instituted a petition period, which ends on August 27, 1997, during which it will accept comments regarding such extension. If such extension is granted by the PTO, the dexfenfluramine patent will be extended for approximately an additional 3.5 years. Also, the Company believes it is entitled under the Waxman-Hatch Act to a minimum three year period of exclusivity from the date of FDA approval, during which applications for generic versions of the drug may not be approved, although the Company has applied for a five year period of exclusivity. There can be no assurance of receipt of such exclusivity or patent extension on a timely basis or at all.

     Redux may be subject to substantial competition. AHP also sells Pondimin to treat obesity. In May 1997, an FDA advisory panel recommended approval of Xenical, a Hoffman-La Roche, Inc. drug, for the treatment of obesity. In addition, other drugs, including sibutramine, for which an NDA has been filed, and technologies are under regulatory review or development to treat obesity.

     Inventories of $6,356,000 at March 31, 1997 consisted primarily of dexfenfluramine drug substance and finished and packaged capsules of Redux. Inventories decreased from $8,376,000 at September 30, 1996. Inventory levels depend to a large extent on sales forecasts provided by AHP, AHP's management of its inventory levels, production planning by the Company, and production capabilities of Boehringer. There can be no assurance that Boehringer will be able to manufacture product in adequate quantities or on a timely basis, or that AHP's sales forecasts and the Company's production planning will be accurate, which may result in higher inventory costs to the Company or inadequate or excessive supplies of the product. In addition, there can be no assurance that the manufacture of the capsules and their sale to AHP will result in profits to Interneuron. Because of the relativity limited (less than one year) marketing experience with Redux, the Company is unable to predict with certainty trends for Redux sales or AHP and Interneuron inventory balances. Further, there may be fluctuations in Redux sales which could affect inventory balances as a result of many factors, including seasonality, promotion and advertising, publicity, the introduction of competitive products, and other factors. AHP pays the Company for certain portions of dexfenfluramine drug substance prior to its incorporation into the manufacturing process. Such payments are included in, and are the majority components of, the deferred revenue balance of $5,694,000 at March 31, 1997.

Results of Operations

     Total revenues increased substantially in the three and six month periods ended March 31, 1997 over the same periods in the prior fiscal year primarily as a result of the launch of Redux in June 1996. Total revenues of $19,774,000 in the three month period ended March 31, 1997 consisted of $17,477,000 of product revenue and $2,297,000 of contract and license fees, and total revenues of $37,466,000 in the six month period ended March 31, 1997 consisted of $31,188,000 of product revenue and $6,278,000 of contract and license fees.

     Product revenue of $17,477,000 in the three month period ended March 31, 1997 consists primarily of royalty revenue of approximately $10,200,000 based on AHP's net sales of Redux and approximately $7,100,000 of revenue from the Company's sale of Redux capsules to AHP. Product revenue of $31,188,000 in the six month period ended March 31, 1997 consists primarily of royalty revenue of approximately $17,000,000 based on AHP's net sales of Redux and approximately $13,900,000 of revenue from the Company's sale of Redux capsules to AHP. The Company recognizes Redux royalty revenue when net sales are reported to the Company by AHP, which occurs in the quarter after AHP shipments of Redux to distributors. The Company did not report any product revenue in the comparable fiscal 1996 periods.

     Contract and license fee revenue increased $1,392,000, or 154%, from $905,000 for the three month period ended March 31, 1996 to $2,297,000 for the three month period ended March 31, 1997 and was $6,278,000 for the six month period ended March 31, 1997, essentially unchanged from $6,249,000 for the six month period ended March 31, 1996. The increase in the 1997 three month period reflects primarily CPEC's contract payment from Knoll and the Company's revenue from Wyeth-Ayerst supporting the Interneuron Redux sales force pursuant to the Copromotion Agreement with Wyeth-Ayerst. Contract and license fee revenue in the six month period ended March 31, 1996 consisted primarily of $5,000,000 CPEC received pursuant to its agreement with Astra Merck for the development of bucindolol and in the six month period ended March 31, 1997 consisted primarily of CPEC's contract payments from Knoll and the Company's revenue from Wyeth-Ayerst supporting the Interneuron Redux sales force pursuant to the Copromotion Agreement with Wyeth-Ayerst.

     Total costs and expenses increased $16,200,000, or 117%, from $13,853,000 for the three month period ended March 31,1996 to $30,053,000 for the three month period ended March 31, 1997 and $31,151,000, or 143%, from $21,841,000 for the six month period ended March 31, 1996 to $52,992,000 for the six month period ended March 31, 1997. Cost of product revenue, which did not exist in the fiscal 1996 periods, comprised approximately 74% and 70%, respectively, of the three and six month period increases in total costs and expenses. The three and six month periods ended March 31, 1997 included expense for the purchase of in-process research and development of $2,261,000 resulting primarily from the Company's open market purchases of Intercardia common stock (see Note E of Notes to Unaudited Consolidated Financial Statements). The three and six month periods ended March 31, 1996 included expense for the purchase of in-process research and development of $6,084,000 from the Company's acquisition of the remaining 20% of CPEC which was not owned by Intercardia in exchange for the issuance of Interneuron Common Stock, and the six month period ended March 31, 1996 included expense of $2,150,000 for InterNutria's acquisition of technology and know-how related to PMS Escape which is being paid by the issuance of Interneuron Common Stock.

     Research and development expenses increased $6,367,000, or 177%, from $3,599,000 for the three month period ended March 31,1996 to $9,966,000 for the three month period ended March 31, 1997 and $10,758,000, or 160%, from $6,726,000 for the six month period ended March 31, 1996 to $17,484,000 for the six month period ended March 31, 1997. Increases in the 1997 three and six month periods reflect expenses relating to two pivotal Phase 3 citicoline trials, the pivotal Phase 2/3 pagoclone clinical trial initiated in the first quarter of fiscal 1997, Intercardia's expenses relating to once-a-day and tablet formulations of bucindolol, certain post-approval clinical expenses relating to Redux and additional staffing and related expenses at the Company and the Subsidiaries. Research and development expenses include only a relatively small amount for bucindolol, as a substantial portion of the non-government sponsored development expenses for bucindolol have been assumed, and are being paid, by Astra Merck.

     Selling, general and administrative expenses increased $1,657,000, or 40%, from $4,170,000 for the three month period ended March 31,1996 to $5,827,000 for the three month period ended March 31, 1997 and $4,463,000, or 65%, from $6,881,000 for the six month period ended March 31, 1996 to $11,344,000 for the six month period ended March 31, 1997. These increases are primarily due to costs relating to the Company's Redux sales force, increased personnel costs, additional staffing, consultants and insurance relating to the Company's growth and promotional expenses incurred for regional test launches of PMS Escape(TM) and Melzone(TM). Partially offsetting these increases was a non-recurring expense recorded in the three month period ended March 31, 1996 for severance and related charges incurred by Transcell relating to certain management changes.

     Investment income, net of interest expense, increased substantially over the three and six month periods herein reported due to significantly higher invested balances of cash, cash equivalents and marketable securities resulting primarily from funds received from public offerings in fiscal 1996 by Interneuron and Intercardia.

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

Liquidity and Capital Resources

     Cash, Cash Equivalents and Marketable Securities:

     At March 31, 1997, the Company had cash, cash equivalents and marketable securities aggregating $160,360,000, compared to $169,608,000 at September 30, 1996. Approximately $4,600,000 of this decrease is the result of the Company's open-market purchases of Intercardia and Interneuron Common Stock (see Note E of Notes to Unaudited Consolidated Financial Statements).




     Clinical Studies:

     The Company is incurring substantial expenditures for product development and clinical trials. In particular, the Company is performing two additional pivotal Phase 3 clinical trials of citicoline (along with other supportive trials), for treatment of ischemic stroke, one of which is expected to be completed during the third quarter of fiscal 1997 (the "Fiscal 1997 Phase 3 Trial") and one of which is expected to extend into fiscal 1998 (the "Fiscal 1998 Phase 3 Trial"). There can be no assurance the Fiscal 1997 Phase 3 Trial or the Fiscal 1998 Phase 3 Trial will confirm the results of the initial completed pivotal Phase 3 trial on citicoline. Depending upon the results of the Fiscal 1997 Phase 3 Trial the Company may file an NDA for citicoline to treat ischemic stroke within approximately six months after completion of the analysis of the data. The Fiscal 1998 Phase 3 Trial may be used to support product labeling requirements. Assuming the Company files an NDA after completion of the Fiscal 1997 Phase 3 Trial, the costs of all currently known clinical trials and related studies and the preparation of the NDA are estimated, based upon current trial protocols, to aggregate approximately $17,500,000, of which approximately
$4,400,000 has been paid through March 31, 1997. The Company is unable to predict with certainty the costs of any related or additional clinical studies which will depend upon the results of the ongoing trials and upon FDA requirements. If the Company does not file an NDA after completion of the Fiscal 1997 Phase 3 Trial, it may conduct additional trials which would increase the total estimated costs relating to the development of citicoline.

     The Company is currently evaluating the marketing strategy for citicoline. The Company is considering sole marketing of the product to office-based and hospital-based physicians but has also commenced negotiations with certain major pharmaceutical companies regarding the co-promotion of the product to market segments requiring extensive sales force coverage. In the event the Company markets citicoline directly, significant additional funds would be required for manufacturing, distribution, marketing and selling efforts. The Company is dependent upon third party suppliers of citicoline for manufacturing in accordance with the Company's and applicable regulatory requirements and is subject to an agreement requiring the Company to purchase citicoline for commercial purposes at fixed prices, subject to certain conditions. There can be no assurance the Company will establish or maintain marketing or manufacturing capabilities required to successfully commercialize citicoline.

     The Company is also incurring substantial costs to develop pagoclone for which a Phase 2/3 trial commenced in November 1996. The Company designates a trial as Phase 2/3 if it is a well-controlled trial which the Company may choose to utilize, depending upon results, as a pivotal or supporting trial in an NDA submission. The Company has estimated the total costs of certain clinical studies, license fees to Rhone-Poulenc Rorer Pharmaceuticals, Inc., and NDA preparation for pagoclone to be approximately $33,000,000, which will be incurred over the next several years. The Company is unable to predict with certainty the costs of any related or additional studies which may be required by the FDA. Further, in the event the Company markets pagoclone directly, significant additional funds would be required for manufacturing, distribution and selling efforts.

     In December 1996, the Company entered into an agreement with Algos Pharmaceutical Corporation to collaborate in the development and commercialization of LidodexNS(TM), which combines two drugs that are currently marketed for other indications. This combination product is in pre-clinical development for the acute intra-nasal treatment of migraine headaches. The development of this and other products, including those which may be acquired by the Company in the future will require substantial additional funds.

     There can be no assurance that results of ongoing current preclinical or clinical trials will be successful, that additional trials will not be required, that any drug under development will receive FDA approval in a timely manner or at all, or that such drug could be successfully manufactured in accordance with good manufacturing practice regulations or marketed in a timely manner, or at all, any of which could materially adversely affect the Company.

     Analysis of Cash Flows:

     Cash used by operating activities during the six months ended March 31, 1997 of $5,614,000 consisted primarily of a net loss of $10,781,000 and changes in assets and liabilities as follows:

     (i) a decrease in accounts receivable of $2,412,000 from $4,338,000 at September 30, 1996 to $1,926,000 at March 31, 1997 primarily resulting from collections from AHP and reduced billings to AHP .

     (ii) a decrease in inventories of $2,020,000 from $8,376,000 at September 30, 1996 to $6,356,000 at March 31, 1997, reflecting a reduction in production of Redux capsules and their sale to AHP.

     (iii) an increase of $4,637,000 in prepaid and other current assets from $1,324,000 at September 30, 1996 to $5,961,000 at March 31, 1997 primarily due to Progenitor's approximately $1,700,000 of prepaid and accrued costs relating to its proposed initial public offering and Mercator acquisition and approximately $1,300,000 advanced by Progenitor to Mercator under a line of credit arrangement.

     (iv) an increase of $4,452,000 in accrued expenses and other liabilities primarily due to increased accruals relating to research and development contracts, Progenitor's accrual of initial public offering and Mercator acquisition costs, and accrued Redux inventory purchases. Accrued expenses consist primarily of obligations related to clinical trials and sponsored research, consultants and other service providers, compensation and other items.

     Cash used by investing activities during the six months ended March 31, 1997 of $46,619,000 consisted primarily of purchases of marketable securities (investments purchased with maturities greater than three months) of $53,600,000 resulting mainly from funds available from maturities of securities classified as cash equivalents and the Company's $2,436,000 purchase of Intercardia stock.

     Cash used by financing activities during the six months ended March 31, 1997 of $254,000 consisted of $2,315,000 used to purchase treasury stock which was partially offset by inflows of $1,101,000 from issuances common and treasury stock and $1,050,000 from proceeds from sales and leasebacks of fixed assets.

     Other:

     In February 1997, Interneuron announced that its Board of Directors had authorized it to purchase from time to time up to 200,000 shares of the common stock of Intercardia. As of March 31, 1997, the Company had purchased 104,400 shares of Intercardia common stock for an aggregate purchase price of approximately $2,436,000, of which approximately $1,861,000 was recorded as purchase of in-process research and development in the three and six month periods ended March 31, 1997. As a result of these purchases, the Company's ownership of Intercardia increased from 59.6% at September 30, 1996 to 61.0% at March 31, 1997 based upon the number of outstanding shares of Intercardia at such dates.

     In March 1997, the Company announced that its Board of Directors had authorized it to repurchase from time to time through open-market transactions up to 1,500,000 shares of the Company's Common Stock. As of March 31, 1997, the Company had repurchased 142,500 shares for an aggregate purchase price of approximately $2,619,000, of which 13,665 shares were re-issued pursuant to employee stock option and stock purchase plans. Such repurchases and re-issuances are recorded as treasury stock transactions.

     On May 9, 1997, the Company purchased in private transactions from Swiss Bank Corporation, London Branch ("SBC") capped call options on Interneuron Common Stock. These call options give Interneuron the right to purchase from SBC up to a total of 1,240,000 shares of Interneuron Common Stock at a strike price of $17.75. The call options are exercisable only at their maturities, which are September 24, 1997, March 9, 1998, May 21, 1998 and August 24, 1998 each with respect to 310,000 shares, and are subject to caps of $26.00, $34.00, $38.00 and $40.00, respectively, which limit the economic benefit to the Company of these call options. The call options which the Company purchased are expected to be settled, if exercised, with cash in an amount equal to the difference between the strike price and the market price, subject to caps which will limit the total amount of cash the Company could receive or increase the strike prices in the case of stock settlement when the market price of the Company's Common Stock exceeds the applicable cap price.

     In exchange for the purchases of these call options, in lieu of cash purchase prices, the Company sold to SBC call options entitling SBC to purchase from the Company at a strike price of $40.30 per share, an aggregate of 2,000,000 shares of Interneuron Common Stock, 1,000,000 shares on each of May 21 and May 24, 1999. The Company will have the right to settle these call options with cash or stock, subject to certain conditions. If exercised, the Company expects to settle the call options that it sold through issuances by the Company to SBC of up to an aggregate of 2,000,000 authorized and unissued shares of Common Stock, subject to the effectiveness of a registration statement covering the resale of these shares. The sale or potential sale of such shares could have an adverse effect on the market price of the Company's Common Stock.

     SBC has advised that it has engaged, and may engage, in transactions, including buying and selling shares of the Company's Common Stock, to offset its risk relating to the options. Purchases and sales could affect the market price of the Company's Common Stock.


     In February 1997, the Company entered into a new five year lease for approximately 42,000 square feet of space in its current facility in Lexington, MA to accommodate current needs and expected growth. Total aggregate rental payments under this five year lease is approximately $3,400,000. Additionally, the Company is expending approximately $1,000,000 of build-out costs for this space.

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

     Although Interneuron may acquire additional equity in subsidiaries through participation in financings, purchases from third parties, including open market purchases and conversion of intercompany debt, equity financings by a subsidiary will likely reduce Interneuron's percentage ownership of that subsidiary and funds held by the subsidiaries will generally not be available to Interneuron. The Company's goal is for its subsidiaries to establish independent operations and financing through corporate alliances, third-party financings, mergers or other business combinations, with Interneuron generally retaining an ongoing equity interest. The nature of any such transaction is expected to vary depending on the business and capital needs of each subsidiary and the state of development of their respective technologies or products.

     Subsidiaries:

     Interneuron is currently funding operations of Progenitor, Transcell and InterNutria. Expenses of the Subsidiaries, including those required under collaboration agreements, constitute a significant part of the Company's overall expenses. The Subsidiaries' portion of consolidated research and development and selling, general and administrative expenses in the six month period ended March 31, 1997 was approximately 39%.

     Intercardia

     Pursuant to the Astra Merck Collaboration, Intercardia has agreed to pay Astra Merck $10,000,000 in December 1997 and up to $11,000,000 for one-third of product launch costs for bucindolol incurred beginning when Intercardia files an NDA with the FDA for the twice-daily formulation of bucindolol and continuing through the first 12 months subsequent to the first commercial sale of the formulation. In the event Intercardia elects not to make these payments, the royalties payable by Astra Merck to Intercardia would be substantially reduced. There can be no assurance of the success of the Beta-blocker Evaluation of Survival Trial (the "BEST Study") or that bucindolol will be successfully commercialized. A substantial portion of the bucindolol development costs are being assumed and paid by the National Institutes of Health, the Department of Veterans Affairs, Astra Merck and Knoll.

     Pursuant to the Knoll Collaboration (see Note D of Notes to Unaudited Consolidated Financial Statements), Intercardia is responsible for approximately 40% of the development and marketing costs of bucindolol in the Territory, which includes all countries other than the United States and Japan, subject to certain maximum dollar limitations. The Company's portion of development and clinical trial costs for the Territory is estimated to be up to $10,000,000. Intercardia is also responsible for approximately 40% of the once-daily development costs which relate to development solely for the Territory and approximately 67% of once-daily development costs which have a worldwide benefit.

     In February 1997, an FDA advisory committee recommended that the FDA approve the use of carvedilol, a competitive drug being developed by SmithKline Beecham for the treatment of congestive heart failure. The Company is unable to predict the final labeling for this product or the impact of this product on bucindolol, if it is approved by the FDA.

     Progenitor

     In December 1996, Progenitor entered into an agreement with Amgen, granting Amgen certain exclusive rights for the development and commercialization of products using Progenitor's leptin receptor technology. Amgen paid Progenitor a $500,000 initial license fee in January 1997, which was reflected in contract and license fee revenue in the six month period ended March 31, 1997. Progenitor may also receive from Amgen certain development and regulatory milestone payments and potential royalties on sales. Amgen also agreed to purchase Progenitor Common Stock in the event of a Progenitor initial public offering.

     In February 1997, Progenitor announced an agreement to acquire Mercator, Inc. ("Mercator") a privately-held genomics company, subject to certain conditions, including completion of an initial public offering by Progenitor for approximately $22,000,000 payable in Progenitor common stock, plus the assumption of Mercator liabilities. Progenitor also agreed to provide Mercator with an interim operating line of credit through July 1997 of up to $6,600,000, funding for which will be provided by Interneuron. At March 31, 1997, advances under this line of credit totaled approximately $1,300,000 and are reflected in prepaids and other current assets.

     In March 1997, Progenitor filed registration statements with the Securities and Exchange Commission relating to a proposed initial public offering of 2,750,000 shares of Progenitor common stock (plus up to an additional 412,500 shares to cover over-allotments) and the proposed acquisition by Progenitor of Mercator. Based on the proposed terms of the offering and the acquisition, assuming completion of the offering and the Mercator acquisition on the filed terms, Interneuron will own approximately 43% of Progenitor's outstanding common stock, without giving effect to any exercise of the over-allotment option or any options or warrants, and subject to change based upon the timing of the offering, the offering price, the number of Progenitor shares issued in connection with the Mercator acquisition and the amount of Progenitor's indebtedness to Interneuron. In connection with the acquisition, Progenitor will incur non-recurring charges to operations currently estimated to aggregate approximately $30,000,000, a portion of which are noncash charges related to the purchase of in-process research and development, subject to increase based upon several factors including the timing of the transactions and unanticipated costs. Due to market conditions and other factors, there is no assurance that Progenitor's initial public offering or acquisition of Mercator will be completed, in which case Progenitor will incur charges to operations for amounts expended in connection with the two proposed transactions, including funds advanced under the line of credit. Interneuron will record a portion of these charges based on its ownership interest in Progenitor.

     If Progenitor does not complete its initial public offering and acquisition of Mercator, the $1,300,000 advanced to Mercator under the line of credit and the approximately $1,700,000 of expenditures relating to the initial public offering at March 31, 1997, plus additional amounts advanced and expended subsequent to March 31, 1997, will result in charges to operations.

     Transcell

     Transcell has committed to spend approximately $800,000 in fiscal 1997 to build-out certain newly-leased facilities. At March 31, 1997, the Company had outstanding a Standby Letter of Credit for $800,000 to secure these build-out costs. This Standby Letter of Credit is collateralized by a certificate of deposit and expires the sooner of September 15, 1997 or receipt by the subsidiary's landlord of payment of the build-out costs.

     InterNutria

     InterNutria is assessing data from a clinical evaluation of PMS Escape. Depending upon the results of this assessment, the test launch of PMS Escape and the availability or allocation of sufficient funds, the Company will determine whether to commence a commercial launch of PMS Escape, conduct additional clinical trials or evaluations, or discontinue clinical or marketing efforts.

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on March 5, 1997. At the meeting (i) all ten director nominees were elected; (ii) the proposed amendment to the Amended and Restated Certificate of Incorporation of the Company increasing from 60,000,000 to 80,000,000 the number of authorized shares of Common Stock was approved and ratified; (iii) the amendment to the Company's 1994 Long-Term Incentive Plan, as amended, increasing from 3,000,000 to 6,000,000 the number of shares of Common Stock reserved for issuance was approved and ratified; and (iv) the appointment of Coopers & Lybrand L.L.P. as the independent auditors was ratified.

(i) The following Directors were elected for a one-year term by the votes indicated:

Lindsay A. Rosenwald, M.D., 38,644,309 for, 312,239 against; Glenn L. Cooper, M.D., 38,646,840 for, 309,708 against; Harry J. Gray, 38,642,945 for, 313,603 against; Alexander M. Haig, Jr., 38,640,145 for, 316,403 against; Peter Barton Hutt, 38,005,120 for, 951,428 against; Malcolm Morville, Ph.D., 38,647,040 for, 309,508 against; Robert K. Mueller, 38,642,840 for, 313,708 against; Lee J.Schroeder, 38,643,940 for, 312,608 against; David B. Sharrock, 38,646,540 for, 310,008 against; Richard Wurtman, M.D., 38,647,040 for, 309,508 against.

(ii) The amendment to the Amended and Restated Certificate of Incorporation of the Company increasing from 60,000,000 to 80,000,000 the number of authorized shares of Common Stock was approved and ratified by a vote of 38,106,270 for, 1,185,306 against, and 124,915 abstain.

(iii) The amendment to the Company's 1994 Long-Term Incentive Plan, as amended, increasing from 3,000,000 to 6,000,000 the number of shares reserved for issuance, was approved and ratified by a vote of 25,466,836 for, 5,310,408 against, and 151,590 abstain.

(iv) The appointment of Coopers & Lybrand L.L.P. was ratified by a vote of 39,474,226 for, 35,332 against, and 69,211 abstain.

Item 6.       Exhibits and Reports on Form 8-K

(a)           Exhibits
              --------

3.5           -       Restated Certificate of Incorporation of Registrant, as amended
10.65(a)      -       1994 Long-Term Incentive Plan, as amended (1)
10.89         -       Form of ISDA Master Agreement by and between the Registrant and Swiss
                      Bank Corporation, London Branch, together with Schedules thereto
10.90(a)      -       Form of Confirmation for Contract A entered into pursuant to ISDA Master
                      Agreement by and between the Registrant and Swiss Bank Corporation,
                      London Branch together with appendix thereto.
10.90(b)      -       Form of Confirmation for Contract B entered into pursuant to ISDA Master
                      Agreement by and between the Registrant and Swiss Bank Corporation,
                      London Branch together with appendix thereto.
10.91         -       Form of Agreement regarding Registration Rights and Related Obligations to


                                      -21-





                      be entered into by and between Registrant and Swiss Bank
                      Corporation, London Branch
27            -       Financial Data Schedule

----------------

(1)  amends and supersedes Exhibit 10.65

(b)  Reports on Form 8-K

     The Company filed Reports on Form 8-K reporting information under "Item 5" on January 7, 1997, February 18, 1997, March 14, 1997 and May 6, 1997.




                                      -22-









                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     INTERNEURON PHARMACEUTICALS, INC.



Date: May 14, 1997                        By: /s/ Glenn L. Cooper, M.D.,
                                             --------------------------------
                                          Glenn L. Cooper, M.D., President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)


Date: May 14, 1997                        By: /s/ Thomas F. Farb
                                             ---------------------------------
                                          Thomas F. Farb,
                                          Executive Vice President, Finance
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)


Date: May 14, 1997                        By: /s/ Dale Ritter
                                             ---------------------------------
                                          Dale Ritter
                                          Vice President, Corporate Controller
                                          (Principal Accounting Officer)





                                      -23-