Form 10-Q
period 1997-06-30
INTERNEURON PHARMACEUTICALS INC
filed 1997-08-14
CIK 854222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                              --------------------

[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at August 12, 1997:
Common Stock $.001 par value                   41,049,458 shares

                        INTERNEURON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q



                                                                                                                PAGE
PART I.           FINANCIAL INFORMATION

                  Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1997
                  and September 30, 1996......................................................................... 3

                  Consolidated Statements of Operations for the Three and Nine Months ended
                  June 30, 1997 and 1996..........................................................................4

                  Consolidated Statements of Cash Flows for the Nine Months ended
                  June 30, 1997 and 1996..........................................................................5

                  Notes to Unaudited Consolidated Financial Statements............................................6

                  Item 2.           Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations..........................................10

PART II.          OTHER INFORMATION

                  Item 2.           Changes in Securities .......................................................24

                  Item 5.           Other Information............................................................24

                  Item 6.           Exhibits and Reports on Form 8-K.............................................27


SIGNATURES.......................................................................................................28


Item 1.  Financial Statements

                        INTERNEURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (Dollar amounts in thousands except share data)


                                                                                   June 30,          September 30,
                                                                                     1997                 1996
                                                                                     ----                 ----
                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                         $ 61,062            $145,901
Marketable securities                                                                    58,332              17,068
     Accounts receivable                                                                  3,159               4,338
     Inventories                                                                          4,149               8,376
     Prepaids and other current assets                                                    8,346               1,324
                                                                                    -----------        ------------
             Total current assets                                                       135,048             177,007

Marketable securities                                                                    32,382               6,639
Property and equipment, net                                                               5,947               2,689
Other assets                                                                                214                 103
                                                                                   ------------       -------------
                                                                                       $173,591            $186,438
                                                                                       ========           =========

                                                        LIABILITIES
Current liabilities:
     Accounts payable                                                                $    3,227          $    2,575
     Accrued expenses                                                                    17,794              11,604
     Deferred revenue                                                                     7,135               6,921
     Current portion of other long-term liabilities                                          29                   -
     Current portion of capital lease obligations                                           854                 661
                                                                                     ----------       -------------
             Total current liabilities                                                   29,039              21,761

Long-term portion of capital lease obligations                                            1,289                 526
Other long-term liabilities                                                                 489                  16
Minority interest                                                                        18,372              19,373

                                                   STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value, authorized 5,000,000 shares: Series B, 239,425 shares  issued and  outstanding  at June 30,  1997 and  September  30, 1996
     (liquidation preference at
      June 30, 1997  $3,018)                                                              3,000               3,000
     Series C, 5,000 shares issued and outstanding at June 30, 1997 and September 30, 1996 (liquidation preference at
     June 30, 1997  $501)                                                                   500                 500
Common stock, $.001 par value, 80,000,000 shares authorized:
     41,226,293 shares issued and 41,015,969 shares issued and
     outstanding at June 30, 1997 and September 30, 1996, respectively                       41                  41
Additional paid-in capital                                                              248,794             247,999
Accumulated deficit                                                                    (124,733)           (106,778)
Unrealized gains on marketable securities                                                    16                   -
Treasury stock, at cost, 176,835 shares at June 30, 1997 and no
     shares at September 30, 1996                                                        (3,216)                  -
                                                                                    ------------     --------------
     Total stockholders' equity                                                         124,402             144,762
                                                                                      ---------            --------
                                                                                       $173,591            $186,438
                                                                                       ========            ========


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and nine months ended June 30, 1997 and 1996
                                   (Unaudited)
                  (Amounts in thousands except per share data)




                                    For the three months ended June 30,             For the nine months ended June 30,
                                    -----------------------------------             ----------------------------------

                                              1997             1996                        1997            1996
                                              ----             ----                        ----            ----

Revenues:
Product revenue                           $ 15,012   $        1,100                   $  46,200       $   1,167
Contract and license fees                    2,383            1,067                       8,661           7,248
                                        ----------      -----------                  ----------      ----------
   Total revenues                           17,395            2,167                      54,861           8,415

Costs and expenses:
Cost of product revenue                      9,144              661                      31,047             727
Research and development                    10,500            4,955                      27,984          11,615
Selling, general and administrative          7,372            4,297                      18,716          11,178
Purchase of in-process research
  and development                              286                -                       2,547           8,234
                                        ----------    -------------                  ----------      ----------
     Total costs and expenses               27,302            9,913                      80,294          31,754
                                          --------        ---------                    --------        --------

Net loss from operations                    (9,907)         ( 7,746)                    (25,433)        (23,339)

Investment income, net                       2,191            1,129                       6,788           2,119

Minority interest                              542              444                         690             (98)
                                        ----------       ----------                 -----------     ------------

Net loss                                  $ (7,174)         $(6,173)                   $(17,955)       $(21,318)
                                          =========         ========                   =========       =========

Net loss per common share                $  ( 0.17)       $  ( 0.16)                 $   ( 0.44)     $    (0.60)
                                         ==========       ==========                 ===========     ===========

Weighted average common
      shares outstanding                    41,048           38,300                      41,055          35,702
                                         =========        =========                  ==========       =========











         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 1997 and 1996
                                   (Unaudited)
                          (Dollar amounts in thousands)



                                                                               Nine months ended June 30,
                                                                               --------------------------
                                                                              1997                    1996
                                                                              ----                    ----

Cash flows from operating activities:
     Net loss                                                         $   (17,955)        $   (21,318)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
         Depreciation and amortization                                      1,025                 582
         Loss (gain)  on disposal of fixed assets                               7                 (20)
         Minority interest in net income/loss of
            consolidated subsidiaries                                        (690)                 98
         Purchase of in-process research and development                    2,147               8,098
         Noncash compensation                                                 262               1,234
         Change in assets and liabilities:
             Accounts receivable                                            1,179              (2,384)
             Inventories                                                    4,227              (8,663)
             Prepaids and other current assets                             (7,022)               (975)
             Other assets                                                    (112)                112
             Accounts payable                                                 652               1,184
             Deferred revenue                                                 214               2,126
             Accrued expenses and other liabilities                         6,273               4,880
                                                                     ------------      --------------
Net cash (used) by operating activities                                    (9,793)            (15,046)
                                                                     -------------      --------------

Cash flows from investing activities:
     Capital expenditures                                                  (3,258)               (453)
     Purchase of marketable securities                                    (79,381)            (43,169)
     Proceeds from maturities and sales of
        marketable securities                                              12,390              36,108
     Purchases of Intercardia stock                                        (2,837)                  -
     Proceeds from disposal of fixed assets                                     -                  63
                                                                     -------------     ---------------
Net cash (used) by investing activities                                   (73,086)            ( 7,451)
                                                                     -------------     ---------------

Cash flows from financing activities:
     Net proceeds from issuance of common and treasury stock                1,317             124,084
     Net proceeds from issuance of stock by subsidiaries                      276              30,344
     Purchase of treasury stock                                            (3,978)                  -
     Proceeds from sale/leaseback                                           1,050                 131
     Principal payments of capital lease obligations                         (625)               (499)
                                                                     -------------    ----------------
Net cash (used) provided by financing activities                           (1,960)            154,060
                                                                     -------------       -------------
Net change in cash and cash equivalents                                   (84,839)            131,563
Cash and cash equivalents at beginning of period                          145,901              16,781
                                                                     ------------      --------------

Cash and cash equivalents at end of period                           $     61,062        $    148,344
                                                                     ============        ============




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


B.   Significant Accounting Policies:

     Certain prior year amounts have been reclassified to conform with fiscal 1997 classifications.


C.  Inventories:

     Inventories consisted of:              June 30,           September 30,
                                            1997               1996

     Raw materials                           $2,844,000          $5,420,000
     Finished goods                           1,305,000           2,956,000
                                           ------------          ----------
                                             $4,149,000          $8,376,000
                                             ==========          ==========

     Raw materials consisted primarily of dexfenfluramine drug substance and finished goods consisted primarily of finished and packaged Redux(TM) capsules.


D.  Subsidiaries:

     In December 1996, Progenitor entered into an agreement with Amgen, Inc. ("Amgen") granting Amgen certain exclusive rights for the development and commercialization of products using Progenitor's leptin receptor technology. Amgen paid Progenitor a $500,000 initial license fee in January 1997, which was reflected in contract and license fee revenue in the nine month period ended June 30, 1997. Progenitor may also receive from Amgen certain development and regulatory milestone payments and potential royalties on sales. Amgen also agreed to purchase Progenitor common stock in the event of a Progenitor initial public offering under certain conditions. See Note G.

     In December 1996, Intercardia entered into an agreement with BASF Pharma/Knoll AG ("Knoll") ("the Knoll Collaboration") to provide for the development, manufacture and marketing of bucindolol in all countries with the exception of the United States and Japan (the "Territory"). The Knoll
Collaboration relates to both the twice-daily bucindolol formulation and the once-a-day bucindolol formulation currently under development. Under the terms of the Knoll Collaboration, Knoll made up-front payments to CPEC, Inc. ("CPEC", Intercardia's majority-owned subsidiary, of which Interneuron owns the minority portion) totaling $3,143,000 which were recognized as contract and license fee revenue in the nine month period ended June 30, 1997. Knoll will make future payments to CPEC contingent upon the achievement of product approval and sales milestones.

     Knoll and Intercardia agreed to share the development and marketing costs of bucindolol in the Territory. In general, Knoll agreed to pay approximately 60% of certain development and marketing costs prior to product launch and Intercardia agreed to pay approximately 40% of such costs, subject to certain maximum dollar limitations. CPEC will be entitled to a royalty equal to 40% of net profits, as defined in the Knoll Collaboration, and would be responsible for, 40% of any net loss, as defined. Knoll also agreed to pay approximately 60% of once-a-day formulation development costs that relate solely to the Territory and approximately one-third that have worldwide benefit.


E.   Agreement:

     In June 1997, the Company entered into an agreement with Eli Lilly and Co. and Eli Lilly S.A. ("Lilly") relating to the licensing by Lilly from the Company of a use patent for Lilly's antidepressant Prozac(R) (fluoxetine hydrochloride). Lilly licensed from the Company a U.S. patent and worldwide patent application rights covering the use of fluoxetine to treat disturbances of appetite and mood associated with premenstrual syndrome. Prozac currently is not approved to treat this indication. The agreement requires Lilly to pay the Company an up-front license fee of $1,000,000 which was recorded as license fee revenue in the three and nine month periods ended June 30, 1997 and additional payments based upon achievement of development and regulatory related milestones and royalties based upon net sales.

F.   Other:

     In February 1997, the Company announced that its Board of Directors had authorized it to purchase from time to time through open-market transactions up to 200,000 shares of the common stock of Intercardia. As of June 30, 1997, the Company had purchased 124,400 shares of Intercardia common stock, of which 20,000 shares were purchased in the three month period ended June 30, 1997, for an aggregate purchase price of approximately $2,837,000, of which approximately $286,000 and $2,147,000 was recorded as purchase of in-process research and development in the three and nine month periods ended June 30, 1997, respectively. As a result of these purchases, the Company's ownership of
Intercardia increased from approximately 60% at September 30, 1996 to approximately 61% at June 30, 1997 based upon the number of outstanding shares of Intercardia at such dates.

     At the Company's annual meeting of stockholders, on March 5, 1997, the Company's stockholders approved an increase to the number of authorized shares of Common Stock from 60,000,000 to 80,000,000.

     In March 1997, the Company announced that its Board of Directors had authorized it to repurchase from time to time through open-market transactions up to 1,500,000 shares of the Company's Common Stock. As of June 30, 1997, the Company had repurchased 217,500 shares, of which 75,000 shares were repurchased in the three month period ended June 30, 1997, for an aggregate purchase price of approximately $3,978,000, of which 40,665 shares were re-issued pursuant to stock option exercises and an employee stock purchase plan.

     In May 1997, the Company purchased in private transactions from Swiss Bank Corporation, London Branch ("SBC") capped call options on Interneuron Common Stock. These call options give Interneuron the right to purchase from SBC up to a total of 1,240,000 shares of Interneuron Common Stock at a strike price of $17.75. The call options are exercisable only at their maturities, which are September 24, 1997, March 9, 1998, May 21, 1998 and August 24, 1998 each with respect to 310,000 shares, and are subject to caps of $26.00, $34.00, $38.00 and $40.00, respectively, which limit the economic benefit to the Company of these call options. The call options which the Company purchased are expected to be settled, if exercised, with cash in an amount equal to the difference between the strike price and the market price, subject to caps which will limit the total amount of cash the Company could receive or increase the strike prices in the case of stock settlement when the market price of the Company's Common Stock exceeds the applicable cap price. Under certain circumstances, the Company may delay the expiration date of these call options for the payment of additional consideration to SBC.


     In exchange for the purchases of these call options, in lieu of cash purchase prices, the Company sold to SBC call options entitling SBC to purchase from the Company at a strike price of $40.30 per share, an aggregate of 2,000,000 shares of Interneuron Common Stock, 1,000,000 shares on each of May 21 and May 24, 1999. The Company will have the right to settle these call options with cash or stock, subject to certain conditions. If exercised, the Company expects to settle the call options that it sold through issuances by the Company to SBC of up to an aggregate of 2,000,000 authorized and unissued shares of Common Stock, subject to the effectiveness of a registration statement covering the resale of these shares delivered.

Because the Company has the ability to settle call options through issuance or receipt of Common Stock, the Company has accounted for the purchases and sales of these call options as equivalent and offsetting noncash equity transactions. Any gains realized from purchased call options will be reflected in additional paid-in capital.


G.   Subsequent Events:

     On  July  3,  1997,  Transcell  and  Interneuron  entered  into a  Research
Collaboration and Licensing Agreement with Merck & Co., Inc. ("Merck") to discover and commercialize certain novel antibacterial agents. Merck has an option to extend the field of the collaboration and license to include all antibacterial pharmaceutical products. The agreement provides for Transcell to receive initial payments totaling $2,500,000 (which were received in July 1997 and which will be recognized as license fee revenue in the three month period ending September 30, 1997) plus research support during the first two years of the agreement. Additionally, Transcell is entitled to payments based upon achievement of certain defined clinical development and regulatory milestones and royalties based upon net sales of products resulting from the collaboration. Certain of the rights licensed to Merck are based on exclusive licenses or rights held by Transcell and Interneuron from Princeton University, which will be entitled to varying percentages of certain payments and royalties received from Merck.

     On August 12, 1997, Progenitor completed an initial public offering (the "Progenitor IPO") of 2,750,000 units at $7.00 per unit, each unit consisting of one share of Progenitor Common Stock and one five-year warrant to purchase one share of Progenitor Common Stock at $10.50 per share. The Progenitor IPO resulted in proceeds to Progenitor, net of offering-related costs, of approximately $16,600,000. Interneuron purchased 500,000 units of the Progenitor IPO for a total of $3,500,000. Concurrent with the Progenitor IPO, Progenitor sold 1,023,256 shares of Progenitor Common Stock to Amgen pursuant to a stock purchase agreement for a purchase price of $4,500,000 in cash and a $1,000,000 promissory note. Concurrently with the closing of the Progenitor IPO, Progenitor completed a merger with Mercator Genetics, Inc. (the "Mercator Acquisition") for approximately $22,000,000 paid with the issuance of approximately 3,441,000 shares of Progenitor Common Stock, plus the assumption of Mercator liabilities and forgiveness of debt relating to advances made by Progenitor to Mercator. Interneuron's ownership in Progenitor's outstanding capital stock decreased from approximately 76% at September 30, 1996 to approximately 37 % immediately following the Progenitor IPO and the Mercator Acquisition. As a result of the Company 's decreased percentage of ownership in Progenitor, the Company will no longer consolidate the financial statements of Progenitor but will include Progenitor in the Company's financial statements using the equity method of accounting.

     In connection with the Mercator Acquisition, Progenitor will incur non-recurring charges to operations in the quarter and fiscal year ending September 30, 1997, related to the purchase of in- process research and development. Interneuron will include a portion (currently estimated at approximately $12,000,000) of these charges in Equity in net loss of unconsolidated subsidiaries, based on its ownership interest in Progenitor. As a result of the Progenitor IPO and Interneuron's purchase of 500,000 units thereof, Interneuron will recognize in the quarter and fiscal year ending September 30, 1997, a gain on its investment in Progenitor in the Company's Additional paid-in capital but not in the Company's Consolidated Statement of Operations.

     As a result of the Progenitor IPO, shares of Interneuron Common Stock potentially issuable under certain put protection rights exercisable in June 1998 have decreased from a maximum of approximately 2,181,250 shares to a maximum of approximately 232,000 shares, if Interneuron's Common Stock is valued at $2.00 per share or less. Based upon the closing market price of Interneuron Common Stock on August 8, 1997 of $20.25, the Company's potential obligation under these put protection rights could cause the Company to issue approximately 22,900 shares of its Common Stock.

       In certain circumstances, Interneuron has the right to purchase additional shares of Progenitor Common Stock at fair market value to maintain Interneuron's equity ownership in Progenitor, and Interneuron may from time to time purchase through open-market transactions Progenitor common stock or warrants. As of August 13, 1997, the Company has purchased 20,000 shares of Progenitor common stock for approximately $105,000.

     In July 1997, the Company relinquished certain conversion price adjustments relating to Progenitor Series A Preferred Stock held by the Company in exchange for an option to acquire an exclusive, worldwide license to manufacture, use and sell certain aspects of Del-1, a novel cell surface protein encoded by the Del-1 gene which was discovered by Progenitor. In addition, at the closing of the Progenitor IPO, the Company contributed to the capital of Progenitor all outstanding advances made by the Company to Progenitor.

     In August 1997, the Company, American Home Products Corp. and Les Laboratoires Servier entered into agreements relating to the development and commercialization of a sustained-release once-a-day formulation of Redux(TM) for the management of obesity in the United States. See Item 5. Other Information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

     Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and under the Securities Exchange Act of 1934 under "Risk Factors" and elsewhere including, in particular, risks relating to product commercialization , such as marketing, regulatory, safety, competition, patent, product liability, manufacturing and supply and other risks; revenue fluctuations; uncertainties relating to clinical trials; risks related to contractual obligations; risks relating to product launches and managing growth; government regulation, patent risks, dependence on third parties, competition; and the early stage of products under development.


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

     Citicoline

     The Company's principal product under development is CerAxon(TM) (citicoline) for the treatment of ischemic stroke. The Company recently completed a pivotal Phase 3 clinical trial of citicoline (the "Fiscal 1997 Phase 3 Trial") for treatment of ischemic stroke and is performing an ongoing Phase 3 clinical trial which is expected to extend into fiscal 1999 (the "Ongoing Phase 3 Trial") as well as other supportive trials. These trials are in addition to a first pivotal, Phase 2/3 dose ranging trial completed in Fiscal 1996.

     The Ongoing Phase 3 Trial is exploring reduction in brain infarct size and functional improvement in citicoline versus placebo-treated stroke patients using brain imaging techniques. The Company plans to initiate further studies beginning in fiscal 1998 or fiscal 1999 to explore areas such as post-stroke learning and memory, combination with thrombolytic therapies and other clinical paradigms such as treatment or prevention of peri-operative strokes and treatment of head trauma.

     In July 1997, the Company announced that a preliminary analysis of the Fiscal 1997 Phase 3 Trial showed that neurological function among patients with moderate and severe strokes was significantly improved and that the drug was well tolerated.

      Fiscal 1997 Phase 3 Trial Study Design: Patients over 18 years old with no upper age limit who met entry criteria were entered within 24 hours of their stroke in a 2 to 1 randomization to receive citicoline 500 milligrams or placebo orally once daily for six weeks. Two hundred sixty-seven patients received citicoline and 127 patients received placebo. The primary outcome analysis of this double-blind, placebo-controlled trial of 394 patients was improvement in the Barthel Index, a 100 point rating scale of functional capabilities in neurological patients, at a time point three months after an ischemic stroke. Other secondary outcome measures were assessed. To account for baseline differences in stroke severity, the primary analysis requires that 3-month Barthel scores be adjusted for stroke severity using the NIH Stroke Scale.

     The NIH Stroke Scale rates patients from 0 to 42 points for maximum severity. Patients enrolled in the study were required to have an NIH Stroke Scale score of 5 or greater. Patients were considered to have achieved complete or near-complete functional recovery if they achieved a Barthel score of 95 or 100 at three months. Analysis of data was performed on an intent to treat basis with assessments made using two methods: patients who completed the study and had a three-month observation point (observed cases, or OC analysis) and patients whose last recorded scores were carried forward to the 3 month point, regardless of their study completion (last observation carried forward, or LOCF analysis).

     Fiscal 1997 Phase 3 Trial  Study  Results:  In a  responders  analysis,  41 percent of citicoline-treated patients with an NIH stroke scale on entry of greater than or equal to 8 (moderate to severe strokes) achieved a Barthel Index of greater than or equal to 95 compared to 25 percent of placebo-treated patients (OC analysis, p = 0.02). Thus, patients with moderate to severe stroke treated with citicoline had a 64 percent greater chance of complete or near-complete recovery relative to patients with moderate to severe stroke treated with placebo. In the LOCF analysis, 33 percent of moderate to severe citicoline patients and 21 percent of moderate to severe placebo patients achieved a Barthel Index of greater than or equal to 95, a 57 percent increased chance of improvement in recovery (p = 0.05).

     Overall, patients who had mild strokes on entry into the study (NIH Stroke Scale 5 through 7) had an excellent clinical outcome regardless of placebo or citicoline treatment. For example, approximately 80 percent of patients with mild strokes who received placebo and a similar percentage of citicoline-treated patients with mild strokes achieved a Barthel score of greater than or equal to 95 at three months.

     There was an unexpected highly significant baseline imbalance in the percentage of placebo versus citicoline-treated patients who had mild strokes on study entry (34 percent for placebo vs. 22 percent for citicoline (p = 0.006), due to chance. The study was influenced by the significant preponderance of mild cases in the placebo group. As a result of this imbalance and other statistical factors, the primary analysis of the study, the distribution of Barthel Index scores in citicoline vs. placebo-treated patients as a function of baseline NIH Stroke Scale scores, did not achieve statistical significance. However, this primary analysis was statistically invalid because the patient imbalance and other statistical factors failed to satisfy the requirements for the correct operation of the statistical model. Therefore, a protocol-defined responders analysis, percentage of patients who achieve a Barthel Index greater than or equal to 95, among patients with moderate to severe strokes, was employed (see results above).

     In another protocol-defined measure of functional clinical outcome, the 6-point Rankin scale of physician-rated global assessment was utilized. A Rankin score of 0 or 1 at study completion indicated complete or near-complete lack of disability. Among patients with moderate to severe strokes, 24 percent of citicoline-treated patients vs. 11 percent of placebo-treated patients achieved a Rankin score of 0 or 1, a 118% improvement in outcome (OC analysis, p = 0.02). In the LOCF analysis, 19 percent of moderate to severe citicoline patients and 11 percent of moderate to severe placebo patients had a Rankin scale of 0 or 1, a 73% improvement in outcome (p = 0.08).

     Other secondary outcome measurements involving NIH Stroke Scales, duration of hospitalization, rate of recovery and neurocognitive ratings have not yet been analyzed.

     Preliminary safety review indicated that citicoline was well tolerated. There did not appear to be any medically serious adverse events that differed in frequency from placebo-treated patients. Minor gastrointestinal complaints, though relatively infrequent, appear to have occurred more frequently in citicoline versus placebo-treated patients. A previous study indicated an increased incidence in dizziness and accidental injuries in citicoline-treated patients. However, in the present trial there did not appear to be any differences in dizziness or accidental injuries between drug and placebo-treated patients. The mortality rates for drug-treated and placebo-treated patients were identical (approximately 18 percent in each group).

     Future Citicoline Development and Commercialization: The Company currently intends to submit a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") before the end of 1997. The NDA will include data from the Company's two completed pivotal U.S. trials and supporting data from a Japanese clinical trial conducted in stroke patients by Takeda Chemical Industries, Ltd. The Company is currently evaluating the indication it intends to request in the NDA for citicoline. The Company is unable to pedict whether or when the NDA for citicoline will be accepted for filing by the FDA or whether the FDA will grant authorization to market citicoline in the U.S. based on the available information.

     The remaining expenditures of all currently planned clinical trials and related studies and the preparation of the NDA are estimated, based upon current trial protocols, to aggregate approximately $23,000,000. The Company is unable to predict with certainty the costs of any related or additional clinical studies which will depend upon the results of the ongoing trials and upon FDA requirements.

     The Company is currently evaluating the commercialization strategy for citicoline, subject to required regulatory approvals. The Company is planning to conduct sole direct marketing of the product to neurologists and certain emergency room personnel but may consider contracting with certain companies for the copromotion of the product or for a contract salesforce for market segments requiring extensive salesforce coverage. In the event the Company markets citicoline directly, significant funds would be required for manufacturing, distribution, marketing and selling efforts. The Company is dependent upon third party suppliers of citicoline for manufacturing in accordance with the Company's and applicable regulatory requirements and is subject to an agreement with Grupo Ferrer ("Ferrer"), a Spanish pharmaceutical company, requiring the Company to purchase citicoline for commercial purposes at fixed prices, subject to certain conditions. There can be no assurance the Company can or will establish on a timely basis, or maintain, manufacturing or marketing capabilities required to obtain regulatory approval or successfully commercialize citicoline or that any facilities used to produce citicoline will have complied, or will be able to maintain compliance, with U.S. Good Manufacturing Practices ("GMP") regulations.

      The Company has an exclusive license from Ferrer based on certain patent and know how rights relating to the use of citicoline in the United States and Canada. The license provides for Ferrer to receive a royalty equal to 6% of the Company's net sales of citicoline. The Company has also filed a patent application relating to the use of citicoline to reduce infarct size.

     Redux

     On April 29, 1996, the Company's first pharmaceutical product, Redux(TM) (dexfenfluramine hydrochloride capsules) C-IV received clearance by the FDA for marketing as a twice-daily prescription therapy to treat obesity. The indication is for the management of obesity, including weight loss and maintenance of weight loss in patients on a reduced calorie diet who have a body mass index ("BMI") of greater than or equal to 30 kg/m2 or greater than or equal to 27 kg/m2 in the presence of other risk factors, such as hypertension, diabetes and elevated cholesterol. Under license and copromotion agreements, Redux is being marketed in the U.S. by Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corp. ("AHP") and co-promoted by the Company through a salesforce of approximately 30 people.

     The Company's revenues relating to Redux are currently primarily derived from: (1) royalties paid by AHP to the Company based on the net sales of Redux capsules by AHP to distributors; (2) sales of Redux capsules to AHP; and (3) financial support of the Company's sales force provided by AHP.

     The Company's license agreement with AHP provides for royalties to the Company consisting of (i) "base" royalties equal to 11.5% of AHP's net sales (an amount equal to the total royalties required to be paid by the Company to Les Laboratoires Servier ("Servier") and (ii) "additional" royalties based on net sales of Redux by AHP. The percentage of "additional" royalties varies depending upon (x) the status of Redux as a scheduled or descheduled drug and (y) whether or not the Company supplies the finished capsules of Redux to AHP. As of June 30, 1997, Redux was scheduled as a controlled substance and the Company manufactures the finished dosage formulation of the drug. In April 1997, the Drug Enforcement Agency ("DEA") published a recommendation for the removal of fenfluramine and its isomers including dexfenfluramine from Schedule IV and all other controls of the Controlled Substances Act. If after a comment period the DEA were to issue a final rule consistent with its proposal, then Redux would no longer carry the C-IV designation and would no longer be subject to such DEA controls. Certain states will deschedule the drug automatically upon federal descheduling while other states have varying procedures for descheduling.

     The following sets forth the applicable "additional" royalties payable to the Company based on annual net sales for the twice-daily formulation of Redux, on an annual contract basis commencing in May of each contract year, assuming the Company is supplying finished capsules of Redux, based on the status of dexfenfluramine as a scheduled or descheduled drug:

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

     Under a copromotion agreement with Wyeth-Ayerst effective June 1, 1996, the Company's sales force is promoting Redux to selected specialists, in return for financial support of the sales force and a percentage of resulting revenues less certain expenses. The copromotion agreement with AHP calls for a reduction of the Redux sales force costs paid by AHP to Interneuron from $100,000 per salesperson during the first year of the agreement to $50,000 per salesperson during the second year of the agreement. As a result, total maximum payments from AHP will be reduced to approximately $1,650,000 for the twelve month period beginning June 1997 from approximately $3,300,000 for the twelve month period which commenced June 1996. The copromotion agreement is cancelable by Wyeth-Ayerst under certain conditions. There is no assurance the Company will meet such conditions, which include a minimum revenue requirement relating to sales generated from the Company's copromotion of Redux.

     The Company has a manufacturing agreement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") under which Boehringer manufactures and packages finished capsules of Redux on behalf of the Company for sale to AHP. This agreement obligates Boehringer to provide, and the Company to purchase, manufactured Redux capsules to the extent defined in the agreement, through the current contract expiration date of December 31, 1998. At the expiration or termination of the agreement, the Company would be obligated to purchase from Boehringer any unused manufacturing materials, work in process, or finished product and to assume any unfilled Boehringer purchase commitments that could not be canceled prior to the expiration or termination of the agreement. If the Boehringer agreement is not extended, the Company will be required to obtain a replacement GMP-qualified manufacturing facility for Redux. There can be no assurance a replacement manufacturer will be approved by the FDA in sufficient time to avoid an interruption in the commercial supply of Redux. The Company recognizes revenue from the sale of these capsules upon acceptance by AHP, typically 45 days after shipment.

     Included in the FDA-approved labeling for Redux are references to certain risks that may be associated with dexfenfluramine and which were highlighted during the FDA's review of the drug. One issue relates to whether there is an association between appetite suppressants, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"), a rare but serious lung disorder estimated to occur in the general population at one to two cases per million adults per year. An epidemiologic study conducted in Europe known as IPPHS (International Primary Pulmonary Hypertension Study) examined risk factors for PPH and showed that among other factors, weight reduction drugs, including dexfenfluramine, and obesity itself were associated with a higher risk of PPH. In the final report of IPPHS, published in the New England Journal of Medicine (August 29, 1996), the authors estimated yearly occurrence of PPH for patients taking appetite suppressants for greater than three months duration to be between 23 and 46 cases per million patients per year. Current labeling for Redux discloses this risk.

     The FDA-approved labeling for Redux also includes discussion as to whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies conducted by third parties related to this issue purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity. The Company has presented data relating to the lack of neurocognitive effects in patients taking Redux to the FDA and believes that, as demonstrated in human trials, these animal studies are clinically irrelevant to humans because of pharmacokinetic differences between animals and humans and because of the high dosages used in the animal studies. The Company and Wyeth-Ayerst have agreed with the FDA to conduct a Phase 4, or post-marketing, study to examine subtle cognitive, behavioral or psychological changes, if any, that may occur in patients taking Redux. Interneuron's portion of this study and related costs are currently estimated to be approximately $12,000,000 and are expected to be incurred over an approximately three year period from the commencement of the trial. Wyeth-Ayerst is responsible for 50% of the study's costs.

     The Company has been working with the FDA regarding revised labeling for Redux (dexfenfluramine, the "left-handed" isomer of fenfluramine) in response to a recent description by the Mayo Clinic of potential serious heart valve disorders that have been reported with the combined use of (Pondimin(R)) (fenfluramine) and phentermine. The revised labeling may include a highlighted ("boxed") warning about such possible serious heart valve disorders which have been reported with the combined use of fenfluramine and phentermine. In addition, the boxed warning may include a warning regarding the previously-mentioned association between Redux and PPH. The Company is unable to predict the future impact of safety-related issues and revised labeling on revenues of Redux. The Company is aware of litigation relating to the use of certain prescription weight loss drugs, including Redux. The Company does not have sufficient information to evaluate the impact on it of such litigation.

     The use patent on dexfenfluramine currently expires in mid 2000. In accordance with the Waxman-Hatch Act, the U.S. Patent and Trademark Office ("PTO") is currently considering an extension of the dexfenfluramine patent to compensate the Company for a portion of the time dexfenfluramine was being tested and considered for approval. The FDA has instituted a petition period, during which it will accept comments regarding such extension. If such extension is granted by the PTO, the dexfenfluramine patent will be extended for approximately an additional 3.5 years. Also, the Company believes it is entitled under the Waxman-Hatch Act to a minimum three year period of exclusivity from the date of FDA approval, during which applications for generic versions of the drug may not be approved, although the Company has applied for a five year period of exclusivity. There can be no assurance of receipt of such exclusivity or patent extension on a timely basis or at all.

     In August 1997, the Company entered into agreements with AHP and Servier for the development and commercialization in the U.S. of a sustained release, once-a-day formulation of Redux. See Item 5. Other Information.

     Redux is subject to substantial competition. AHP also sells Pondimin to treat obesity. The FDA has issued an "approvable" letter for a BASF AG drug, Meridia(TM), and an FDA advisory panel has recommended approval of a Roche Holdings, Ltd. drug, Xenical(TM). In addition, other drugs and technologies are under development to treat obesity.

     Inventories of $4,149,000 at June 30, 1997 consisted primarily of dexfenfluramine drug substance and finished and packaged capsules of Redux. Inventories decreased from $8,376,000 at September 30, 1996. Inventory levels depend to a large extent on Redux sales, sales forecasts provided by AHP, AHP's management of its inventory levels, production planning by the Company, and production capabilities of Boehringer. There may be fluctuations in Redux sales as a result of many factors, including seasonality, promotion and advertising, publicity, the introduction of competitive products, the impact from regulatory issues, and other factors. There can be no assurance that the manufacture of the capsules and their sale to AHP will result in profits to Interneuron. Further, there can be no assurance that Boehringer will be able to manufacture product in adequate quantities or on a timely basis, or that AHP's sales forecasts and the Company's production planning will be accurate, which may result in higher inventory costs to the Company or inadequate or excessive supplies of the product. AHP pays the Company for certain portions of dexfenfluramine drug substance prior to its incorporation into the manufacturing process. Such payments are included in, and are the majority components of, the deferred revenue balance of $7,135,000 at June 30, 1997.

Results of Operations

     Total revenues increased substantially in the three and nine month periods ended June 30, 1997 over the same periods in the prior fiscal year primarily as a result of the launch of Redux in June 1996. Total revenues of $17,395,000 in the three month period ended June 30, 1997 consisted of $15,012,000 of product revenue and $2,383,000 of contract and license fees, and total revenues of $54,861,000 in the nine month period ended June 30, 1997 consisted of $46,200,000 of product revenue and $8,661,000 of contract and license fees.

     Product revenue of $15,012,000 in the three month period ended June 30, 1997 consists primarily of royalty revenue of approximately $10,500,000 based on AHP's net sales of Redux and approximately $4,300,000 of revenue from the Company's sale of Redux capsules to AHP. Product revenue of $46,200,000 in the nine month period ended June 30, 1997 consists primarily of royalty revenue of approximately $27,400,000 based on AHP's net sales of Redux and approximately $18,200,000 of revenue from the Company's sale of Redux capsules to AHP. The Company recognizes Redux royalty revenue when net sales are reported to the Company by AHP, which occurs in the quarter after AHP shipments of Redux to distributors. The Company did not report any product revenue in the comparable fiscal 1996 periods.

     The Company expects Redux royalty revenue to decrease over the next several quarters due to the resetting of the royalty rates as a result of the commencement of the second contract year in May 1997 and a downward trend in net sales of Redux. Revenue from the sale of Redux capsules to AHP is also expected to decrease as a result of decreased demand from AHP which is managing its inventory at decreased levels while experiencing lower net sales. As discussed above under "Redux"; the Company is unable to predict the impact of safety-related issues or the revised labeling on future revenues of Redux.

     Contract and license fee revenue increased $1,316,000, or 123%, from $1,067,000 for the three month period ended June 30, 1996 to $2,383,000 for the three month period ended June 30, 1997 and increased $1,413,000, or 19%, from $7,248,000 for the nine month period ended June 30, 1996 to $8,661,000 for the nine month period ended June 30, 1997. The increase in the three month period is primarily the result an up-front license fee from Lilly. The increase in the nine month period is primarily the result of Intercardia's contract payments from Knoll, the Company's revenue from Wyeth-Ayerst supporting the Interneuron Redux sales force pursuant to the copromotion agreement with Wyeth-Ayerst and recognition of the up-front license fee from Lilly, offset by the $5,000,000 initial payment Intercardia received pursuant to their agreement with Astra Merck in fiscal 1996.

     Total costs and expenses increased $17,389,000, or 175%, from $9,913,000 for the three month period ended June 30,1996 to $27,302,000 for the three month period ended June 30, 1997 and $48,540,000, or 153%, from $31,754,000 for the nine month period ended June 30, 1996 to $80,294,000 for the nine month period ended June 30, 1997. Cost of product revenue, which includes the Company's royalty to Servier, and which minimally existed in the fiscal 1996 periods, comprised approximately 49% and 62%, respectively, of the 1997 three and nine month period increases. The three and nine month periods ended June 30, 1997 included expense for the purchase of in-process research and development of $286,000 and $2,547,000, respectively, resulting primarily from the Company's open market purchases of Intercardia common stock. See Note F of Notes to Unaudited Consolidated Financial Statements. The nine month period ended June 30, 1996 included expense for the purchase of in-process research and development of $6,084,000 from the Company's acquisition of the remaining 20% of CPEC which was not owned by Intercardia in exchange for the issuance of Interneuron Common Stock and $2,150,000 for InterNutria's acquisition of technology and know-how related to PMS Escape(TM) which is being paid by the issuance of Interneuron Common Stock.

     Research and development expenses increased $5,545,000, or 112%, from $4,955,000 for the three month period ended June 30, 1996 to $10,500,000 for the three month period ended June 30,

1997 and $16,369,000, or 141%, from $11,615,000 for the nine month period ended June 30, 1996 to $27,984,000 for the nine month period ended June 30, 1997. Increases in the 1997 three and nine month periods reflect expenses relating to two pivotal Phase 3 citicoline trials and preliminary efforts preparing for an NDA for citicoline, the pivotal Phase 2/3 pagaclone clinical trial initiated in the first quarter of fiscal 1997, certain new development efforts at the Company and Subsidiaries including expenses relating to LidodexNS, and additional staffing and related expenses at the Company and the Subsidiaries. The nine month period increases also include certain post-approval clinical trials expenses relating to Redux and Intercardia's expenses for once-a-day and tablet formulations of bucindolol. Research and development expenses include only a relatively small amount for bucindolol as a substantial portion of the non-government sponsored development expenses for bucindolol have been assumed, and are being paid, by Astra Merck. Future periods will include significant research and development expenses related to Phase 4 studies with Redux expected to commence shortly, the development of a once-a-day formulation of Redux, filing of an NDA for CerAxon and additional, ongoing clinical testing of citicoline.

     Selling, general and administrative expenses increased $3,075,000, or 72%, from $4,297,000 for the three month period ended June 30,1996 to $7,372,000 for the three month period ended June 30, 1997 and $7,538,000, or 67%, from $11,178,000 for the nine month period ended June 30, 1996 to $18,716,000 for the nine month period ended June 30, 1997. These increases are due primarily to the cost of the Company's Redux sales force, promotional expenses incurred for PMS Escape, increased personnel costs, additional staffing, consultants and insurance relating to the Company's growth and increased business development activities, and additional facilities costs at Interneuron relating to its expanded facilities and at Transcell relating to its move into expanded facilities. Partially offsetting the nine month increases was a non-recurring expense recorded in fiscal 1996 for severance and related charges incurred by Transcell relating to certain management changes. The Company expects selling, general and administrative expenses will increase in fiscal 1998, in part as a result of increased promotional expenses expected to be incurred by InterNutria for a national launch of PMS Escape, and by the Company for the launch of CerAxon, if FDA approval is obtained. See "Liquidity and Capital Resources".

     Investment income, net of interest expense, increased substantially over the 1997 three and nine month periods due to significantly higher invested balances of cash, cash equivalents and marketable securities resulting primarily from funds received from public offerings in fiscal 1996 by Interneuron and Intercardia.

Liquidity and Capital Resources

     Cash, Cash Equivalents and Marketable Securities

     At June 30, 1997, the Company had consolidated cash, cash equivalents and marketable securities aggregating $151,776,000, compared to $169,608,000 at September 30, 1996. Approximately $9,800,000 of this decrease resulted from cash used by operating activities and approximately $6,800,000 of this decrease is the result of the Company's open-market purchases of Intercardia and Interneuron Common Stock (see Note F of Notes to Unaudited Consolidated Financial Statements).

     Clinical Studies

     The Company is expending substantial amounts for the development and regulatory approval of citicoline as discussed above under "Citicoline".


     The Company is also incurring substantial costs to develop pagoclone for which a Phase 2/3 trial commenced in November 1996. The Company designates a trial as Phase 2/3 if it is a well-controlled trial which the Company may utilize, depending upon results, as either a pivotal or supporting trial in an NDA submission. The Company currently estimates the total costs of certain clinical studies, license fees to Rhone-Poulenc Rorer Pharmaceuticals, Inc., and NDA preparation for pagoclone to be approximately $33,000,000, which will be incurred over approximately the next three years. The Company is unable to predict with certainty the costs of any related or additional studies which may be required by the FDA, whether any such clinical trials will be successful or result in FDA approval of the product. Further, in the event the Company markets pagoclone directly, significant additional funds would be required for manufacturing, distribution and selling efforts.

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

     There can be no assurance that results of any ongoing current preclinical or clinical trial will be successful, that additional trials will not be required, that any drug under development will receive FDA approval in a timely manner or at all, or that such drug could be successfully manufactured in accordance with good manufacturing practice regulations or marketed in a timely manner, or at all, any of which could materially adversely affect the Company.

     Analysis of Cash Flows

     Cash used by operating activities during the nine months ended June 30, 1997 of $9,793,000 consisted primarily of a net loss of $17,955,000 (See "Results of Operations") and changes in assets and liabilities as follows:

     (i) a decrease in accounts receivable of $1,179,000 from $4,338,000 at September 30, 1996 to $3,159,000 at June 30, 1997 primarily resulting from collections from AHP and reduced billings to AHP.

     (ii) a decrease in inventories of $4,227,000 from $8,376,000 at September 30, 1996 to $4,149,000 at June 30, 1997, reflecting a reduction in production rate of Redux capsules and their sale to AHP.

     (iii) an increase of $7,022,000 in prepaid and other current assets from $1,324,000 at September 30, 1996 to $8,346,000 at June 30, 1997 primarily due to
Progenitor's approximately $5,400,000 of prepaid and accrued costs relating to its proposed initial public offering and Mercator acquisition and advances to Mercator under a line of credit arrangement. (See Note G of Notes to Unaudited Consolidated Financial Statements and Item 5. Other Events)

     (iv) an increase of $6,273,000 in accrued expenses and other liabilities primarily due to increased accruals relating to research and development contracts, and Progenitor's accrual of initial public offering and Mercator acquisition costs. Accrued expenses consist primarily of obligations related to clinical trials and sponsored research, consultants and other service providers, compensation and other items.

     Cash used by investing activities during the nine months ended June 30, 1997 of $73,086,000 consisted primarily of purchases of marketable securities (investments purchased with maturities greater than three months) of $79,381,000 resulting mainly from funds available from maturities of securities classified as cash equivalents, purchases of property and equipment of $3,258,000 and the Company's $2,837,000 purchase of Intercardia stock.

     Cash used by financing activities during the nine months ended June 30, 1997 of $1,960,000 consisted of $3,978,000 used to purchase treasury stock which was partially offset by inflows of $1,317,000 from issuances of common and treasury stock and $1,050,000 from proceeds from sales and leasebacks of fixed assets.

     Other

     In February 1997, the Company announced that its Board of Directors had authorized it to purchase from time to time through open-market transactions up to 200,000 shares of the common stock of Intercardia. As of June 30, 1997, the Company had purchased 124,400 shares of Intercardia common stock, of which 20,000 shares were purchased in the three month period ended June 30, 1997, for an aggregate purchase price of approximately $2,837,000, of which approximately $286,000 and $2,147,000 was recorded as purchase of in-process research and development in the three and nine month periods ended June 30, 1997, respectively. As a result of these purchases, the Company's ownership of
Intercardia increased from approximately 60% at September 30, 1996 to approximately 61% at June 30, 1997 based upon the number of outstanding shares of Intercardia at each date.

     In March 1997, the Company announced that its Board of Directors had authorized it to repurchase from time to time through open-market transactions up to 1,500,000 shares of the Company's Common Stock. As of June 30, 1997, the Company had repurchased 217,500 shares (of which 75,000 were repurchased in the three month period ended June 30, 1997) for an aggregate purchase price of approximately $3,978,000, of which 40,665 shares were re-issued pursuant to stock option exercises and an employee stock purchase plan.

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


     In exchange for the purchases of these call options, in lieu of cash purchase prices, the Company sold to SBC call options entitling SBC to purchase from the Company at a strike price of $40.30 per share, an aggregate of 2,000,000 shares of Interneuron Common Stock, 1,000,000 shares on each of May 21 and May 24, 1999. The Company will have the right to settle these call options with cash or stock, subject to certain conditions. If exercised, the Company expects to settle the call options that it sold through issuances by the Company to SBC of up to an aggregate of 2,000,000 authorized and unissued shares of Common Stock, subject to the effectiveness of a registration statement covering the resale of these shares delivered. The sale or potential sale of such shares could have an adverse effect on the market price of the Company's Common Stock. Because the Company has the ability to settle call options through issuance or receipt of Common Stock, the Company has accounted for the purchase and sales of these call options as equivalent and offsetting noncash equity transactions. Any gains realized from purchased call options will be reflected in additional paid-in capital.

     SBC has advised that it has engaged, and may engage, in transactions, including buying and selling shares of the Company's Common Stock, to offset its risk relating to the options. Purchases and sales could affect the market price of the Company's Common Stock.

     The Company's business strategy includes evaluation of various technologies, product or company acquisitions, licensing and/or financing opportunities (including private placements and initial and follow-on equity offerings) and the Company and certain of its subsidiaries are currently engaged in discussions relating to such opportunities. Any such initiatives may involve the issuance of securities of Interneuron or its subsidiaries and/or financial commitments and would result in increased expenses, on a consolidated basis.

     While the Company believes it has sufficient cash for the next 12 months, it may seek additional funds through other equity and/or debt financings and corporate collaborations to provide working capital financing and funding for new business opportunities and growth beyond the next twelve months. In particular, in the event citicoline receives regulatory approval in the U.S. and the Company seeks to conduct marketing directly, the Company may seek additional financing. In addition, certain subsidiaries are exploring various financings (including issuances of securities of the subsidiaries, possibly in combination with securities of Interneuron, in public offerings or private placements), collaborations or business combinations. If such efforts are not successful, certain activities at these subsidiaries may be reduced. In August 1997, Progenitor completed its initial public offering. See Note G of Notes to Unaudited Consolidated Financial Statements and Item 5. Other Information.

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


     Subsidiaries

     Interneuron is currently funding operations of Transcell and InterNutria and has funded the operations of Progenitor until the closing of the Progenitor IPO. See Note G of Notes to Unaudited Consolidated Financial Statements. Expenses of the Subsidiaries, including those required under collaboration agreements, constitute a significant part of the Company's overall expenses. The Subsidiaries' portion of consolidated research and development and selling, general and administrative expenses in the three and nine month periods ended June 30, 1997 was approximately 41% and 40%, respectively.

     Intercardia

     Pursuant to the Astra Merck Collaboration, Intercardia has agreed to pay Astra Merck $10,000,000 in December 1997 and up to $11,000,000 for one-third of product launch costs for bucindolol incurred beginning when Intercardia files an NDA with the FDA for the twice- daily formulation of bucindolol and continuing through the first 12 months subsequent to the first commercial sale of the formulation. In the event Intercardia elects not to make these payments, the royalties payable by Astra Merck to Intercardia would be substantially reduced. There can be no assurance of the success of the Beta-blocker Evaluation of Survival Trial (the "BEST Study") or that bucindolol will be successfully commercialized. A substantial portion of the bucindolol development costs are being assumed and paid by the National Institutes of Health, the Department of Veterans Affairs, Astra Merck and Knoll.

     Pursuant to the Knoll Collaboration (see Note D of Notes to Unaudited Consolidated Financial Statements), Intercardia is responsible for approximately 40% of the development and marketing costs of bucindolol in the Territory, which includes all countries other than the United States and Japan, subject to certain maximum dollar limitations. The Company's portion of development and clinical trial costs for the Territory is estimated to be up to $10,000,000. Intercardia is also responsible for approximately 40% of the once-a-day development costs which relate to development solely for the Territory and approximately 67% of once-a-day development costs which have a worldwide benefit.

     In May 1997, the FDA approved the use in the United States of carvedilol, a competitive drug being developed by SmithKline Beecham, for the treatment of congestive heart failure. SmithKline Beecham is currently marketing carvedilol in the United States and a number of other countries. The Company is unable to predict the impact of this product on bucindolol, if bucindolol is approved by the FDA.

     Progenitor

     In December 1996, Progenitor entered into an agreement with Amgen, granting Amgen certain exclusive rights for the development and commercialization of products using Progenitor's leptin receptor technology. Amgen paid Progenitor a $500,000 initial license fee in January 1997, which was reflected in contract and license fee revenue in the nine month period ended June 30, 1997. Progenitor may also receive from Amgen certain development and regulatory milestone payments and potential royalties on sales. In connection with this agreement, Amgen purchased Progenitor common stock in a private transaction at the same time as the Progenitor IPO.

     On August 12, 1997,  Progenitor completed the Progenitor IPO. See Note G of
Notes  to  Unaudited   Consolidated  Financial  Statements  and  Item  5.  Other
Information.

     Transcell

     On July 3, 1997 Transcell and Interneuron entered into a Research Collaboration and Licensing Agreement with Merck & Co., Inc. ("Merck") to discover and commercialize certain novel antibacterial agents. Merck has an option to extend the field of the collaboration and license to include all antibacterial pharmaceutical products. The agreement provides for Transcell to receive initial payments totaling $2,500,000 (which were received in July 1997 and which will be recognized as license fee revenue in the three month period ending September 30, 1997) plus research support during the first two years of the agreement. Additionally, Transcell is entitled to payments based upon achievement of certain defined clinical development and regulatory milestones and royalties based upon net sales of products resulting from the collaboration. Certain of the rights licensed to Merck are based on exclusive licenses or rights held by Transcell and Interneuron from Princeton University, which will be entitled to varying percentages of certain payments and royalties received from Merck.

     InterNutria

     InterNutria recently concluded a preliminary analysis of data from a clinical evaluation of PMS Escape and intends to commence a national launch of PMS Escape in the fall of 1997. Selling and marketing costs associated with this launch are estimated to be approximately $13,000,000 through early 1998 and will be funded by Interneuron.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities:

     During the nine month period ended June 30, 1997, the Company issued or sold the following securities which were not registered under the Securities Act of 1933, as amended (the "Act").

     In May 1997, the Company sold to Swiss Bank Corporation, London Branch (SBC"), call options entitling SBC to purchase from the Company at a strike price of $40.30 per share, an aggregate of 2,000,000 shares of the Company's Common Stock. In exchange, the Company purchased from SBC capped call options giving the Company the right to purchase from SBC up to a total of 1,240,000 shares of Interneuron Common Stock at a strike price of $17.75 on specified dates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In March 1997, the Company granted warrants to purchase 25,000 shares of the Company's Common Stock to a designee of Paramount Capital, Inc., exercisable at $18.25 per share, in consideration of investment banking services.

     In December 1996, the Company granted warrants to purchase 25,000 shares of the Company's Common Stock to a consultant, exercisable at $20.125 per share, in consideration of consulting services.

     Each of these transactions was a private transaction not involving a public offering, was exempt from the registration provisions of the Act pursuant to
Section 4(2) thereof, and was without the use of an underwriter.

Item 5.  Other Information:

Agreements with Servier and AHP

     In August 1997, the Company, AHP and Servier entered into agreements relating to the development and commercialization of a sustained release, once-a-day formulation of Redux(TM) for the management of obesity in the United States. Redux is currently marketed by AHP and copromoted by the Company in the U.S. as a twice-daily prescription drug for the management of obesity. In connection with the transaction (i) the Company and Servier entered into an Amendment (the "IPI/Servier Amendment") to the Patent and Know How License Agreement dated February 7, 1990, as previously amended; (ii) the Company, Orsem (an affiliate of Servier) and American Cyanamid Company, a subsidiary of AHP ("ACC") entered into an Amendment (the "Trademark Amendment") to (x) the Trademark Agreement between the Company and Orsem dated February 7, 1990, as previously amended, and (y) the Trademark License Agreement among the Company, Orsem and ACC dated November 19, 1992; (iii) the Company and AHP entered into an Amendment Agreement (the "IPI/AHP Amendment") amending the Patent and Know How Sublicense and Supply Agreement between the Company and ACC dated November 19, 1992; and (iv) the Company, Servier , ACC and AHP entered into Consent Agreements (the IPI/Servier Amendment, the Trademark Amendment, the IPI/AHP Amendment and the Consent Agreements are collectively referred to herein as the "Agreements").

     The Company agreed to pay Servier $2,000,000 in connection with execution of the IPI/Servier Amendment, $1,000,000 upon the filing of a New Drug Application ("NDA") for the once-a-day formulation of Redux and $1,000,000 upon receipt of FDA marketing approval of the once-a-day formulation of Redux. Royalties payable by the Company to Servier on Net Sales, as defined, of once-a-day formulation of Redux are comparable to royalties payable to Servier on Net Sales of Redux, and base royalties payable by ACC to the Company on the once-a-day formulation of Redux (equal to the royalties payable by the Company to Servier) are comparable to royalties payable on Net Sales of Redux, except that no royalty is payable for any formulation patent on the once-a-day formulation of Redux and that minimum royalties on the once-a-day formulation of Redux are double the minimum royalties on Redux.

     Additional royalties payable by ACC to the Company based on Net Sales of the once-a-day formulation of Redux are based on the status of dexfenfluramine as a scheduled or descheduled drug. The additional royalties on Net Sales of the once-a-day formulation of Redux are as follows:

                  Scheduled
                  First $50 million                      5.5%
                  Next $100 million                      8.5%
                  Over $150 million                     10.5%

                  Descheduled
                  First $150 million                     8.5%
                  Next $50 million                      10.5%
                  Over $200 million                     11.5%

     The additional royalty rates on the once-a-day formulation of Redux are subject to a 50% reduction if generic drugs achieve a market share of 20% or greater for two consecutive quarters of the number of total new prescriptions for the once-a-day formulation of Redux. ACC agreed to make milestone payments to the Company based on Net Sales of the once-a-day formulation of Redux in the event the compound is scheduled.

     The Company agreed to share with ACC 50% of the costs of the clinical development of the once-a-day formulation of Redux, including Phase 3 clinical trials, subject to certain conditions and excluding Phase 4 studies. The
Company's portion of such costs are currently estimated to aggregate approximately $15,000,000. In certain cases, the Company will reimburse ACC for 50% of the costs of clinical trials for an expanded indication. Currently, the Company's portion of such costs are estimated to aggregate approximately $4,000,000. The Agreements provide for ACC to be the sponsor of the NDA for the once-a-day formulation of Redux.

     The Company will not supply ACC with the once-a-day formulation of Redux. However, royalties payable to the Company on the once-a-day formulation are .5% higher than on the twice-daily formulation. Under certain conditions, the Company may be required to share in the cost of supply or manufacturing of the once-a-day formulation of Redux.

Progenitor IPO

         On August 12, 1997, Progenitor completed an initial public offering (the "Progenitor IPO") of 2,750,000 units at $7.00 per unit, each unit consisting of one share of Progenitor Common Stock and one five-year warrant to purchase one share of Progenitor Common Stock at $10.50 per share. The
Progenitor IPO resulted in proceeds to Progenitor, net of offering-related costs, of approximately $16,600,000. Interneuron purchased 500,000 units of the Progenitor IPO for a total of $3,500,000. Concurrent with the Progenitor IPO, Progenitor sold 1,023,256 shares of Progenitor Common Stock to Amgen pursuant to a stock purchase agreement for a purchase price of $4,500,000 in cash and a $1,000,000 promissory note. Concurrently with the closing of the Progenitor IPO, Progenitor completed a merger with Mercator Genetics, Inc. (the "Mercator Acquisition") for approximately $22,000,000 paid with the issuance of approximately 3,441,000 shares of Progenitor Common Stock, plus the assumption of Mercator liabilities and forgiveness of debt relating to advances made by Progenitor to Mercator. Interneuron's ownership in Progenitor's outstanding capital stock decreased from approximately 76% at September 30, 1996 to approximately 37 % immediately following the Progenitor IPO and the Mercator Acquisition. As a result of the Company's decreased percentage of ownership in Progenitor, the Company will no longer consolidate the financial statements of Progenitor but will include Progenitor using the equity method of accounting.

     In connection with the Mercator Acquisition, Progenitor will incur non-recurring charges to operations in the quarter and fiscal year ending September 30, 1997, related to the purchase of in-process research and
development.   Interneuron  will  include  a  portion  (currently  estimated  at approximately $12,000,000) of these charges in Equity in net loss of unconsolidated subsidiaries, based on its ownership interest in Progenitor. As a result of the Progenitor IPO and Interneuron's purchase of 500,000 shares thereof, Interneuron will recognize in the quarter and fiscal year ending September 30, 1997, a gain on its investment in Progenitor in the Company's Additional paid-in capital but not in the Company's Consolidated Statement of Operations.

         As a result of the Progenitor IPO, shares of Interneuron Common Stock potentially issuable under certain put protection rights exercisable in June 1998 have decreased from a maximum of approximately 2,181,250 shares to a maximum of approximately 232,000 shares, if Interneuron's Common Stock is valued at $2.00 per share or less. Based upon the closing market price of Interneuron Common Stock on August 8, 1997 of $20.25, the Company's potential obligation under these put protection rights could cause the Company to issue approximately 22,900 shares of its Common Stock.

         In certain circumstances, Interneuron has the right to purchase additional shares of Progenitor Common Stock at fair market value to maintain Interneuron's equity ownership in Progenitor and Interneuron may purchase from time to time through open-market transactions Progenitor common stock or warrants. As of August 13, 1997, the Company has purchased 20,000 shares of Progenitor common stock for approximately $105,000.

Item 6.  Exhibits and Reports on Form 8-K:


         (a) Exhibits

         10.92    -        Research  and  Collaboration  and  License  Agreement
                           effective  as of June 30,  1997 by and among  Merck &
                           Co.,   Inc.,   Transcell   Technologies,   Inc.   and
                           Interneuron Pharmaceuticals, Inc. (*)

         27       -        Financial Data Schedule


----------------


         * Confidential treatment requested for a portion of this Exhibit.

(b)      Reports on Form 8-K

         The Company filed Reports on Form 8-K reporting information under "Item 5" on May 6, 1997, June 20, 1997, July 15, 1997 and July 28, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                INTERNEURON PHARMACEUTICALS, INC.



Date: August 14, 1997                    By: /s/ Glenn L. Cooper, M.D.
                                            -----------------------------
                                         Glenn L. Cooper, M.D., President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


Date: August 14, 1997                    By: /s/ Thomas F. Farb
                                            -----------------------------
                                         Thomas F. Farb,
                                         Executive Vice President
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)


Date: August 14, 1997                    By: /s/ Dale Ritter
                                            -----------------------------
                                         Dale Ritter
                                         Vice President, Corporate Controller
                                         (Principal Accounting Officer)