Form 10-K
period 1997-09-30
INTERNEURON PHARMACEUTICALS INC
filed 1997-12-30
CIK 854222

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ to _______

                           Commission File No. 0-18728

                        INTERNEURON PHARMACEUTICALS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

  Delaware                                                     043047911
  --------                                                     ---------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


One Ledgemont Center, 99 Hayden Avenue, Lexington, MA                   02173
-----------------------------------------------------                   -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (781) 861-8444
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing
requirements for the past ninety (90) days.  YES  X    NO
                                                 ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting and non-voting common equity (excluding preferred stock convertible into and having voting rights on certain matters equivalent to 622,222 shares of common stock) held by non-affiliates of the registrant was approximately $222,000,000 based on the last sales price of the Common Stock as of December 22, 1997.

As December 22, 1997, 41,170,810 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement for the fiscal year ended September 30, 1997 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

PART  I

         Statements in this Form 10-K that are not statements or descriptions of historical facts are "forward-looking" statements under the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward looking statements and other forward looking statements made by the Company or its representatives are based on a number of assumptions and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-K including, in particular, risks relating to withdrawal of Redux and Redux-related litigation, uncertainties relating to CerAxon, uncertainties relating to regulatory approvals and clinical trials, product liability, risks relating to funding requirements, manufacturing and marketing, managing growth, contractual arrangements, government regulation, competition, patents and proprietary rights, dependence on third parties, dependence on key personnel, uncertainty regarding pharmaceutical pricing and reimbursement and other risks. See "Risk Factors".

         Redux(TM) is a trademark of Les Laboratoires Servier, licensed to the Company and American Home Products Corp. ("AHP"). Bextra(TM), CerAxon(TM), Melzone(TM), PMS Escape(R), ProHydrator(TM), ProEnhancer(TM) and Race Day(TM) are trademarks of the Company. LidodexNS(TM) is a trademark of Algos Pharmaceutical Corp., licensed to the Company. All other trademarks or trade names referred to in this report are the property of their respective owners.

Item 1.  Business.

         (a)  General  Development of Business

         Interneuron Pharmaceuticals, Inc. (the "Company") is a diversified biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates primarily for neurological and behavioral diseases. The Company seeks to acquire, develop and commercialize products with international market experience or that are in clinical or late pre-clinical development. The Company is currently developing four therapeutics:
CerAxon for stroke, pagoclone for panic and anxiety, LidoDexNS for migraine headache and, through Intercardia, Bextra for congestive heart failure. The Company's four subsidiaries (the "Subsidiaries") include: Intercardia, Inc. ("Intercardia") focused on cardiovascular disease; InterNutria, Inc. ("InterNutria") focused on dietary supplement products and Transcell Technologies, Inc. ("Transcell") focused on carbohydrate-based drug discovery (all of which are majority-owned subsidiaries) and Progenitor, Inc. ("Progenitor"), a minority- owned unconsolidated subsidiary focused on functional genomics.

         On September 15, 1997, the Company announced the withdrawal of its first prescription product, the weight loss medication Redux (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by AHP, the Company's licensee, in June 1996. Simultaneously, Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of AHP, announced withdrawal of the weight loss medication Pondimin (fenfluramine hydrochloride tablets) C-IV. Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 200 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. The Company has also been named as a defendant in several lawsuits filed by alleged purchasers of the Company's common stock, purporting to be class actions, claiming violation of the federal securities laws. The withdrawal of Redux and the related litigation may materially adversely affect the Company and its financial condition. See "Legal Proceedings" and "Risk Factors".

         Unless the context indicates otherwise, "Interneuron" refers to Interneuron Pharmaceuticals, Inc., the "Company" refers to Interneuron and its Subsidiaries, "Intercardia" refers to Intercardia, Inc. and its subsidiaries, and "Common Stock" refers to the common stock, $.001 par value, of Interneuron.

         The Company was originally incorporated in New York in October 1988 and in March 1990 was reincorporated in Delaware. The Company's executive offices are located at One Ledgemont Center, 99 Hayden Avenue, Lexington, Massachusetts 02173. The Company's telephone number is (781) 861-8444, its fax number is (781) 861-3830, and its Internet address is http://www.interneuron.com.

         (b)  Financial Information about Industry Segments

              The Company operates in only one business segment.

         (c)  Narrative Description of Business

PRINCIPAL PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

INTERNEURON(1):
                                                                          COMMERCIAL
PRODUCT           INDICATION/USE               STATUS(2)                  RIGHTS
-------           --------------               ---------                  ------
CerAxon              Stroke                    New Drug Applica-          U.S. and Canada
(citicoline)                                   tion (NDA) submitted
                                               December 1997

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

LidodexNS            Migraine headache         Pre IND (Investiga-        Worldwide;
                                               tional New Drug            development and marketing
                                               Application)               collaboration with
                                                                          Algos Pharmaceutical Corp.
                                                                          ("Algos")

-------------------------
(1) Excludes Redux, which was licensed to AHP and withdrawn from the market in September 1997. See "Interneuron Products - Redux," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors."

(2)   See "Government Regulation"

                                  SUBSIDIARIES

INTERCARDIA:

PRODUCT OR                 INDICATION/                                          COMMERCIAL
TECHNOLOGY                 USE                       STATUS(2)                  RIGHTS
----------                 ---                       ---------                  ------
Bextra                     Congestive                Phase 3                    Worldwide; twice-daily
(bucindolol)               heart failure                                        formulation licensed
                                                                                in U.S. to Astra Merck
                                                                                Inc. ("Astra Merck"); licensed in
                                                                                Europe and other areas out-
                                                                                side the U.S. and Japan to
                                                                                BASF Pharma/Knoll AG ("Knoll")

Antioxidant                Diseases                  Preclinical                Worldwide
small molecules            associated with
                           oxygen free
                           radicals

Hepatic stem cell          Diseases of the liver     Research                   Worldwide
technology



TRANSCELL:

POTENTIAL                  CORE                                                 COMMERCIAL
APPLICATION                TECHNOLOGY                STATUS(2)                  RIGHTS
-----------                ----------                ---------                  ------
Drug discovery             Combinatorial             Research;                  Worldwide; Rights to two
                           carbohydrate              Preclinical                distinct structural classes
                           chemistry                                            of anti-bacterial agents
                                                                                licensed to Merck & Co.,
                                                                                Inc. ("Merck"); option to
                                                                                expand license by Merck to
                                                                                include all antibacterial
                                                                                agents



INTERNUTRIA:
                                                                                COMMERCIAL
PRODUCT                    USE                       STATUS                     RIGHTS
-------                    ---                       ------                     ------

PMS Escape                 Dietary supplement        National launch            Worldwide
                           for pre-menstrual         initiated in
                           syndrome                  September 1997

Pro Enhancer and           Dietary supplements       Targeted test              Worldwide
Race Day                   for replacement of        launches initiated
                           certain dietary           September 1997
                           nutrients and enhance-

                           ment of athletic
                           performance
                           and reduction of
                           fatigue

Pro Hydrator               Dietary supplement        Targeted test              Worldwide
                           for prevention of         launch initiated
                           of dehydration in         September 1997
                           athletes

Melzone                    Dietary supplement        Regional test launch       Worldwide
(low-dose                  for normal                initiated in fiscal 1997
melatonin)                 sleep


PROGENITOR:

RESEARCH AND                                                                    COMMERCIAL
DEVELOPMENT PROGRAMS                STATUS(2)                                   RIGHTS
--------------------                ---------                                   ------
HFE Hereditary Hemochromatosis      Market launch expected                      Worldwide; licensed certain
Diagnostic                          1998                                        rights to SmithKline Beecham
                                                                                Clinical Laboratories ("SBCL")

HFE Therapeutic Protein             Preclinical                                 Worldwide

B219 Leptin Receptor                Preclinical                                 Worldwide; licensed
                                                                                certain rights to Amgen, Inc.
                                                                                ("Amgen")


Del-1 Blood Vessel                  Gene Research                               Worldwide; Interneuron owns
Gene and del-1 Protein                                                          option to acquire certain rights

BFU-e Blood Cell                    Research                                    Worldwide; licensed certain rights
Growth Factor                                                                   to Novo Nordisk A/S ("Novo
                                                                                Nordisk")

T7T7 Gene Therapy                   Preclinical                                 Worldwide; licensed certain rights
                                                                                to Chiron Corporation ("Chiron")

INTERNEURON PRODUCTS

Redux

         Product Withdrawal and Legal Proceedings: On September 15, 1997, the Company announced the withdrawal of the weight loss medication Redux and, simultaneously, Wyeth-Ayerst announced withdrawal of the weight loss medication Pondimin. On September 12, 1997, the Food and Drug Administration ("FDA") provided the Company and Wyeth-Ayerst and manufacturers and marketers of phentermine with new, preliminary and summary information (which has recently been updated and revised by the FDA) concerning potential abnormal echocardiogram findings in patients using these drugs. These patients had been treated with Pondimin or Redux for up to 24 months, most often in combination with phentermine. Redux was launched in June 1996.

         These observations presented by the FDA reflected a preliminary analysis of pooled information rather than results of a formal clinical investigation, and are difficult to evaluate because of the absence of matched controls and pretreatment baseline data for these patients. Nevertheless, the Company believes it was prudent, in light of this information, to have withdrawn Redux from the market.

         As reported in the original preliminary information provided by the FDA, abnormal echocardiogram findings were reported in 92 of 291 subjects evaluated. As originally reported, 271 of the 291 patients had taken fenfluramine in combination with phentermine (commonly referred to as the "fen/phen" combination), 11 had taken Redux alone and nine had taken a combination of Redux and phentermine. As originally reported, of the 20 who took Redux alone or in combination with phentermine, six had abnormal echocardiograms, and two of the six took Redux alone.

         The FDA has continued to evaluate the data from the original 291 cases. In a recent update, the FDA has reported to the Company that, revising the originally reported data, of the 291 cases, 15 patients had taken Redux alone and 21 had taken Redux plus phentermine. Of the 15 taking Redux alone, two patients had abnormal echocardiograms and of the 21 taking Redux plus phentermine, 13 patients had abnormal echocardiograms. The FDA-approved prescribing information (label) for Redux recommended against using Redux in combination with other appetite suppressants. The Company believes, based on industry databases, that over 90% of prescriptions written for Redux were for Redux alone (without combination with another appetite suppressant).

         Additional adverse event reports of abnormal heart valve findings in patients using Redux or fenfluramine alone or in combination with other weight loss agents continue to be received by Interneuron, Wyeth-Ayerst, and the FDA. These reports have included symptoms such as shortness of breath, chest pain, fainting, swelling of the ankles or a new heart murmur.

         Additional echocardiogram studies are being supported by Wyeth-Ayerst to compare patients who had taken either Redux or the "fen/phen" combination with a matched group of obese patients who did not receive any anti-obesity drugs. The study is being conducted and will be analyzed by an independent, blinded panel of cardiologists to compare the incidence of significant heart valve abnormalities in treated compared to non-treated groups. In addition, Interneuron has initiated a separate study that is comparing echocardiograms of patients who took Redux alone to echocardiograms of a control group of patients who did not take any anti-obesity medication to measure the prevalence and severity of abnormal cardiac valvular findings among the two sets of patients. At least an estimated 300 patients will be included in each of the Redux and control groups. The costs of this Company-supported study are estimated at up to approximately $4,000,000. A number of other clinical studies relating to the prevalence of abnormal echocardiogram findings in patients who took Redux (and other anti-obesity agents) compared to non- treated patients have been and may be conducted by others.

         On November 13, 1997, the U.S. Department of Health and Human Services ("HHS") issued preliminary recommendations for the medical management of people who took Pondimin or Redux. HHS recommended, until more complete information is available, that patients who took either drug should see their physician to determine whether there are signs or symptoms of heart or lung disease and if such person has signs or symptoms of heart or lung disease, such as a new heart murmur or shortness of breath, have an echocardiogram performed; and that physicians strongly consider performing an echocardiogram before a patient who has taken either drug has any invasive procedure for which antibiotic prophylactic treatment is recommended to prevent the development of bacterial endocarditis.

         Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 200 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. The Company has also been named as a defendant in several lawsuits filed by alleged purchasers of the Company's common stock, purporting to be class actions, claiming violation of the federal securities laws. The withdrawal of Redux and related litigation may materially adversely affect the Company and its financial condition. See "Legal Proceedings" and "Risk Factors - Risks Relating to Withdrawal of Redux and Legal Proceedings".

         Background; Regulatory Approval, Labeling and Safety Issues: Redux (dexfenfluramine) is chemically related to Pondimin (fenfluramine). Fenfluramine is a drug made up of two mirror-image halves - a "right-handed" half (d-isomer) and "left-handed" half (l-isomer) - and dexfenfluramine is the right-handed isomer of fenfluramine (the left-handed half is "levofenfluramine"). Dexfenfluramine alone is a separate drug from the combined dexfenfluramine/levofenfluramine molecule that is fenfluramine.

         Redux received clearance on April 29, 1996 by the FDA for marketing as a twice-daily prescription therapy to treat obesity. The approved indication was for the management of obesity, including weight loss and maintenance of weight loss in patients on a reduced calorie diet who have a body mass index ("BMI") of greater than or equal to 30 kg/m2 or greater than or equal to 27 kg/m2 in the presence of other risk factors, such as hypertension, diabetes and elevated cholesterol. BMI, a relationship between height and weight, is a widely-used measure of obesity. Under license and copromotion agreements, Redux was marketed in the U.S. until its withdrawal by Wyeth-Ayerst and copromoted by the Company.

         Marketing clearance of Redux by the FDA followed a second meeting of the Endocrinologic and Metabolic Advisory Committee (the "Advisory Committee") of the FDA on November 16, 1995 at which time the Advisory Committee recommended, by a vote of 6 to 5, the approval of Redux to treat obesity. The Advisory Committee also recommended, and the Company agreed, that Phase 4, or post-marketing, studies be conducted and that certain labeling guidelines be implemented. Included in the FDA-approved labeling for Redux were references to certain risks that may be associated with dexfenfluramine and which were highlighted during the FDA's review of the drug. One issue relates to whether there is an association between appetite suppressants, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"), a rare but serious lung disorder estimated to occur in the general population at one to two cases per million adults per year. An epidemiologic study conducted in Europe known as IPPHS (International Primary Pulmonary Hypertension Study) examined risk factors for PPH and showed that among other factors, weight reduction drugs, including dexfenfluramine, and obesity itself were associated with a higher risk of PPH. In the final report of IPPHS, published in the New England Journal of Medicine (August 29, 1996), the authors re-classified and included certain previously excluded cases of PPH, resulting in an increase in the estimated yearly occurrence of PPH for patients taking appetite suppressants for greater than three months' duration to be between 23 and 46 cases per million patients per year. The revised labeling for Redux disclosed this revised estimate.

         The FDA-approved labeling for Redux also includes discussion as to whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies conducted by third parties related to this issue purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity. The Company has presented data relating to the lack of neurocognitive effects in patients taking Redux to the FDA and believes that, as demonstrated in human trials, these animal studies are clinically irrelevant to humans because of pharmacokinetic differences between animals and humans and because of the high dosages used in the animal studies. In connection with the approval of Redux, the Company and Wyeth- Ayerst agreed with the FDA to conduct a Phase 4, or post marketing, study with patients taking Redux. Following the withdrawal of Redux, this study was terminated.

         In July 1997, the Mayo Clinic reported observations of heart valve abnormalities in 24 patients taking the combination of Pondimin and phentermine. The Mayo Clinic cases were subsequently reported in an article appearing in the August 28, 1997 issue of The New England Journal of Medicine. This article was accompanied by a letter to the editor from the FDA reporting additional cases of heart valve disease in 28 patients taking the combination of phentermine and fenfluramine, two patients taking fenfluramine alone, four patients taking Redux alone and two patients taking Redux and phentermine.

         Redux Revenues; Charges to Operations: A significant portion of Interneuron's revenues had been derived from Redux sales and, accordingly, will not recur as a result of the product's withdrawal. The Company's revenues relating to Redux were derived primarily from: (1) royalties paid by AHP to the Company based on the net sales of Redux capsules by AHP to distributors; (2) profit sharing between the Company and AHP on Redux sales by the Company's sales force and financial support of the Company's sales force provided by AHP; and
(3) sales of Redux capsules to AHP. In connection with the withdrawal of Redux, the Company incurred charges to operations in the fourth quarter and fiscal year ended September 30, 1997, aggregating approximately $10,800,000. See --"Agreements", "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors - Risks Relating to Withdrawal of Redux and Legal Proceedings".

CerAxon (citicoline)

         General: CerAxon (cytidyl diphosphocholine, or citicoline) is under development by the Company as a potential treatment for ischemic stroke. An ischemic stroke occurs when brain tissue dies or is severely damaged as the result of interrupted blood flow caused by a clogged artery which deprives an area of the brain (the "infarct") of blood and oxygen. This loss of blood flow and oxygen causes, among other events, a breakdown of brain cell membranes, and places the surrounding tissue (the "penumbra") at risk for death, leading to an extension of the size of infarct believed to result from the release and oxidation of such compounds as free fatty acids. This release is likely caused in part by the inappropriate release of glutamate and other neurotransmitters.

         Mechanism of Action: CerAxon is believed to have multiple mechanisms of action in diminishing the effects of stroke. CerAxon is believed to prevent the accumulation of fatty acids, which would otherwise yield toxic oxidation products, by incorporating them into membrane constituents. CerAxon is also believed to promote the formation of additional membrane elements needed by damaged neurons to restore functional activity by raising blood levels of choline and cytidine, substrates believed to be essential for the formation of the nerve cell membrane. CerAxon is thereby believed to help stabilize the cell membrane and, as a result, decrease edema, or brain swelling, caused when blood flow to brain cells is stopped, and re-establish normal neurochemical function in the brain. Also, CerAxon is believed to increase levels of acetylcholine, a neurotransmitter believed to be associated with learning and memory functions.

         NDA Submission: On December 15, 1997, the Company submitted to the FDA an NDA for CerAxon to treat ischemic stroke. Data in the NDA include the results of Phase 3 trials conducted by Interneuron in the U.S., supporting data from a Japanese clinical trial conducted by Takeda Chemical Industries, Ltd. ("Takeda") and supportive clinical and post-marketing data from more than 30 countries where CerAxon has already been approved. The Company is unable to predict whether or when the NDA will be accepted for filing by the FDA or whether the FDA will grant authorization to market CerAxon in the U.S. See "Risk Factors -- Uncertainties Related to CerAxon."

         The Company is also conducting several Phase 3b clinical trials to study CerAxon's effect on stroke recovery and reduction in infarct size in ischemic stroke patients. These studies are expected to enroll up to an aggregate of approximately 800 patients and to be completed in fiscal 1999. The Company may initiate further studies beginning in fiscal 1998 or fiscal 1999 to explore areas such as post-stroke learning and memory, combination with thrombolytic therapies and other clinical paradigms such as treatment or prevention of peri-operative strokes and treatment of head trauma.

         Review of Pivotal (Phase 3) trial: During fiscal 1997, the Company completed its second pivotal clinical trial in the U.S. with CerAxon to treat patients suffering from ischemic stroke. The results of this trial were announced in July 1997.

         In this study, 267 patients received CerAxon and 127 patients received placebo. The primary outcome analysis of this double-blind, placebo-controlled trial was improvement in the Barthel Index, a 100 point rating scale of functional capabilities in neurological patients, at a time point three months after an ischemic stroke. Patients were considered to have achieved complete or near-complete functional recovery if they achieved a Barthel score of 95 or 100 at three months.

         There was an unexpected highly significant baseline imbalance in the percentage of placebo versus CerAxon-treated patients who had mild strokes on study entry (34 percent for placebo vs. 22 percent for CerAxon (p = 0.006)), due to chance. The study was influenced by the significant preponderance of mild cases in the placebo group. As a result of this imbalance and other statistical factors, the primary analysis of the study, the distribution of Barthel Index scores in CerAxon vs. placebo-treated patients as a function of baseline National Institutes of Health ("NIH") Stroke Scale scores, did not achieve statistical significance. However, this primary analysis was statistically invalid because the patient imbalance and other statistical factors failed to satisfy the requirements for the correct operation of the statistical model. Therefore, a protocol-defined responders analysis, percentage of patients who achieve a Barthel Index greater than or equal to 95, among patients with moderate to severe strokes, was employed.

         In the responders analysis, 41 percent of CerAxon-treated patients with an NIH stroke scale on entry of greater than or equal to eight (moderate to severe strokes) achieved a Barthel Index of greater than or equal to 95 compared to 25 percent of placebo-treated patients (OC (observed cases) analysis, p = 0.02). Thus, patients with moderate to severe stroke treated with CerAxon had a 64 percent greater chance of complete or near-complete recovery relative to patients with moderate to severe stroke treated with placebo. In the LOCF (last observation carried forward) analysis, 33 percent of moderate to severe CerAxon patients and 21 percent of moderate to severe placebo patients achieved a Barthel Index of greater than or equal to 95, a 57 percent increased chance of improvement in recovery (p = 0.05).

         Overall, patients who had mild strokes on entry into the study (NIH Stroke Scale 5 through 7) had an excellent clinical outcome regardless of placebo or CerAxon treatment. For example, approximately 80 percent of patients with mild strokes who received placebo and a similar percentage of CerAxon-treated patients with mild strokes achieved a Barthel score of greater than or equal to 95 at three months.

         In another protocol-defined measure of functional clinical outcome, the 6-point Rankin scale of physician-rated global assessment was utilized. A Rankin score of 0 or 1 at study completion indicated complete or near-complete lack of disability. Among patients with moderate to severe strokes, 24 percent of CerAxon-treated patients vs. 11 percent of placebo treated patients achieved a Rankin score of 0 or 1, a 127% improvement in outcome (OC analysis, p = 0.02). In the LOCF analysis, 19 percent of moderate to severe CerAxon patients and 11 percent of moderate to severe placebo patients had a Rankin scale of 0 or 1, a 73% improvement in outcome (p = 0.08).

         A preliminary safety review indicated that CerAxon was well tolerated. There did not appear to be any adverse events that differed in frequency from placebo-treated patients. The mortality rates for drug- treated and placebo-treated patients were identical (18 percent in each group).

         Review of Pivotal (Phase 2/3) trial: Interneuron's initial pivotal study of CerAxon in stroke was reported in 1996. Findings from that trial were published in Neurology in July 1997.

         The primary efficacy outcome in this study of 259 patients was improvement in neurological function, as assessed by the Barthel Index. Among all patients who received 500 milligrams daily of CerAxon, 53% achieved a score of greater than or equal to 95 on the Barthel Index at 12 weeks, indicative of complete or near-complete recovery from stroke, compared with 33% of placebo-treated patients, a 61% improvement in outcome (p less than 0.04).

         Patients in both the 500 milligram and 2000 milligram groups exhibited significantly greater (p less than 0.05) improvement on the Barthel Index at week 12 than placebo-treated patients. In addition, more patients in the 500 milligram and 2000 milligram groups exhibited normal or near normal scores in mental function (p less than 0.04), as measured by the Mini-Mental State Exam, which grades the cognitive state of patients.

         Patients who received 500 milligrams of CerAxon daily were more than twice as likely to manifest minimal or no disability at 12 weeks following stroke as patients who received placebo, as measured by the NIH Stroke Scale. The NIH Stroke Scale analysis showed that 34% of all CerAxon-treated patients versus 16% of placebo-treated patients achieved complete or near-complete normalization of function, as indicated by scores 0 to 1, at 12 weeks following stroke, a 125% of improvement in outcome (p less than 0.04).

         In addition, global neurologic status, assessed by the Rankin Scale mean scores, was significantly improved (p less than 0.04) with CerAxon treatment compared to placebo.

         Efficacy outcome measures for the 1000 milligram daily group did not reach statistical significance in this trial. Patients in the 1000 milligram group had a higher proportion of chronic pre-existing cardiac and pulmonary disorders. These confounding variables may explain the performance of the 1000 milligram group in the trial.

         A small subgroup of patients were studied at the Beth Israel Hospital in Boston with a specialized imaging technique to measure the size of the infarct, or damage caused by the stroke. Analysis of this group of patients suggests that CerAxon treatment limited the size of infarct following interrupted blood flow. The Company is studying CerAxon's effect on reduction of infarct size in Phase 3b clinical trials currently in progress.

         There was no significant difference in the incidence of death among the four treatment groups in the trial. All doses of CerAxon were well tolerated, as indicated by analyses of adverse events and laboratory findings. The only statistically significant differences among CerAxon-treated patients versus placebo-treated patients were an increase in accidental injuries, e.g., falling down. However, the 500 milligram dose CerAxon group did not significantly differ from the placebo group in these parameters.

         Given the degree of effectiveness of the 500 milligram daily dose and the absence of significant differences in adverse events between this dosage level and placebo, 500 milligrams daily appears to be the optimal dose derived from this study and was the dose chosen by the Company for additional clinical testing.

         Takeda Clinical Data: In April 1997, Interneuron entered into a data transfer pact with Takeda that provided Interneuron with primary data from a previously unpublished clinical trial demonstrating improved functional recovery and reduced mortality among stroke patients who received citicoline as compared to those who received placebo in a double-blind fashion.

         Takeda, which markets citicoline in Japan and other countries under various trade names, conducted the study among 267 ischemic stroke patients to evaluate functional improvement up to four months and mortality rates within one year after a stroke. The study demonstrated significant functional improvement at four months after stroke as measured by a physician-based global assessment ratings similar to the Rankin scale used in the U.S. studies (p < 0.05) and a reduction in mortality within one year of approximately 50 percent in the citicoline group (p = 0.01).

         The Company believes the Takeda well-controlled clinical trial data will be an important supportive study to complement Interneuron's two U.S. pivotal trials of CerAxon in ischemic stroke. In the Takeda study, citicoline was given at a dose of 1000 milligrams per day intravenously for two weeks. While there are differences in the dosage, route of administration and duration of therapy of citicoline in the Japanese study compared to the U.S. studies, the Company believes the efficacy and mortality benefit in the Takeda trial supports the utility of CerAxon in stroke.

         Manufacturing and Marketing: The Company is currently evaluating the commercialization strategy for CerAxon, subject to required regulatory approvals. The Company is currently planning to conduct sole direct marketing of the product but may consider a combined marketing strategy which includes contracting with certain companies for the copromotion of the product and/or establishing a contract salesforce for certain market segments. The Company expects that it will be required to expand its sales force by an additional approximately 200 representatives, to hire additional headquarters-based medical, marketing and administrative support personnel and to establish distribution arrangements. In the event the Company markets CerAxon directly, significant funds would be required for manufacturing, distribution, marketing and selling efforts.

         The Company is dependent upon third party suppliers of citicoline bulk compound and finished product for manufacturing in accordance with the Company's requirements and U.S. Good Manufacturing Practices ("GMP") regulations. Supplies of citicoline finished product used for clinical purposes have been produced on a contract basis by a third party manufacturer. The Company is subject to an agreement with Grupo Ferrer ("Ferrer"), a Spanish pharmaceutical company which licensed certain patent rights relating to citicoline to the Company, requiring the Company to purchase from Ferrer citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. To date, Ferrer's manufacturing facility has not been inspected by the FDA for a U.S. marketed product, but is expected to undergo such an inspection in conjunction with the FDA's review of the CerAxon NDA submitted by the Company. There can be no assurance the Company can or will establish on a timely basis, or maintain, manufacturing capabilities of bulk compound or finished product required to obtain regulatory approval or that any facilities used to produce citicoline will have complied, or will be able to maintain compliance, with GMP. See "Risk Factors -- Uncertainties Relating to CerAxon" and "Funding Requirements".

     Licensing and Proprietary Rights: In January 1993, the Company licensed exclusive marketing and manufacturing rights based on certain patent rights relating to the use of citicoline, including certain patent and know-how rights in the U.S. and know-how rights in Canada, from Ferrer. The compound citicoline is not covered by a composition of matter patent. The licensed U.S. patent covering the administration of citicoline to treat patients afflicted with certain conditions associated with the inadequate release of brain acetylcholine expires in 2003. As described in the licensed U.S. patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuro-muscular disorders, and post-stroke rehabilitation. Although the claim of the licensed patent is broadly directed to the treatment of inadequate release of brain acetylcholine, there can be no assurance this patent will afford protection against competitors of CerAxon to treat ischemic stroke. In addition to any proprietary rights provided by this patent, the Company expects to rely on certain marketing exclusivity regulations of the FDA.

     In December 1997, the Company received a notice of allowance of claims pending in a patent application relating to the use of citicoline as a neuro-protectant. Additional domestic and international patent applications have been filed by the Company. See "Patents and Proprietary Rights", "Government Regulation" and "Agreements - CerAxon."

Pagoclone

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

     Current pharmacological treatments for anxiety and panic disorders include serotonin agonists such as BuSpar, and benzodiazepines, such as Valium and Xanax, as well as the serotonin reuptake inhibitor, Paxil, approved for the treatment of panic disorders. Serotonin agonists have been shown to have limited effectiveness in treating anxiety and panic disorders. Although benzodiazepines help to regulate GABA in the brain, they may cause side effects such as sedation, hangover, dizziness and tolerance with continuing use and have the potential for addiction. In addition, the sedative/hypnotic effects of benzodiazepines are generally increased by alcohol intake, which may lead to serious side effects that may include coma.

     In November 1997, the Company announced that data from a pilot study among 16 patients suffering from panic attacks showed that those who were treated with three doses per day, orally, of pagoclone experienced a marked reduction in the number of their panic attacks compared to those who received placebo. This double-blind, placebo controlled crossover study was conducted by a team of researchers in the U.K. Pagoclone produced a significant reduction (40 percent, p=0.012) in the total number of panic attacks over a two week treatment period and a reduction (40 percent, p=0.006) in the average number of panic attacks per day compared to the pre-treatment period. No significant change in the total number of panic attacks was observed during placebo treatment.

     In November 1996, the Company initiated its first Phase 2/3 trial of pagoclone in patients suffering from panic disorder. The Company designates a trial as Phase 2/3 if it is a well-controlled trial which the Company may utilize, depending upon results, as either a pivotal or supporting trial in an NDA submission. This national, multi-center dose-response trial will eventually include an estimated 280 patients and will compare the effects of three doses of pagoclone to placebo in treating panic disorder during a 10-week period. As of December 18, 1997, 221 patients had been enrolled. Primary outcome measures will include the frequency and severity of panic attacks experienced by patients.

     In 1994, the Company licensed from RPR exclusive worldwide rights to pagoclone, in exchange for licensing, milestone and royalty payments to RPR. See "Patents and Proprietary Rights." The Company currently intends to seek to sublicense marketing rights to this product.

 LidodexNS

     In December 1996, the Company and Algos entered into an agreement for the development and commercialization of LidodexNS, a combination of lidocaine and the N-methyl-D-aspartate antagonist, dextromethorphan, that may offer the potential for rapid and prolonged relief of acute migraine headache through intranasal administration. A significant unmet need among patients suffering from acute migraine headache is acute relief and treatment of the severe initial "break-through" pain associated with migraine.

     The agreement establishes a multi-stage development collaboration between Algos and Interneuron and licenses to Interneuron rights, co-exclusive with Algos, to manufacture and market the combined agent. This collaboration will include certain pre-clinical studies, clinical trials and regulatory review activities overseen by a joint steering committee and, assuming regulatory approval, sharing the marketing and profits of LidodexNS.

     Results of an 81-patient trial (Journal of the American Medical Association, Vol. 276, No. 4, July 24/31, 1996) showed that intranasal lidocaine relieved headache pain in 55% of patients with migraine, with relief usually occurring within five minutes but with relapse occurring commonly and early after treatment. Pre-clinical studies with dextromethorphan suggest that the LidodexNS combination may improve the potency and duration of action of lidocaine.

     The Company is completing pre-clinical studies in support of an IND and anticipates filing an IND in 1998 pending successful completion of toxicological studies.


Other Potential Products

     During 1997, the Company obtained an exclusive option to license a product for the treatment and prevention of liver diseases. The option grants Interneuron the right to license, on specified terms, North American and Asian marketing rights to an issued U.S. patent and pending international patents, following

Interneuron's review of future clinical data. This orally-administered compound is being studied in a large U.S. government-sponsored Phase 3 study. Several hundred patients have been enrolled in the study, which is expected to be completed in 2 1/2 to 3 years. The study is designed to have periodic interim analyses which could lead to earlier termination if a significant positive drug effect is identified.

     During 1997, the Company also obtained an exclusive option to acquire, on specified terms, a private company engaged in development of a product in a Phase 1 clinical trial which may have application for diabetes and related disorders.


THE SUBSIDIARIES

INTERCARDIA, INC.

     Overview

     Intercardia, a majority-owned subsidiary of Interneuron, was formed in 1994 and completed its initial public offering in February 1996. Intercardia focuses on the discovery and development of therapeutics for the treatment of cardiovascular and pulmonary disease, as well as earlier stage technology in other areas.

     Bextra (bucindolol)

     Through Intercardia, the Company is developing Bextra (bucindolol), a drug in Phase 3 clinical trials for the treatment of congestive heart failure ("CHF"), a syndrome of progressive degeneration of cardiac function which is generally defined as the inability of the heart to pump sufficient volume of blood for proper functioning of vital organs. CHF is caused by a number of conditions that produce a primary injury or stress to the heart muscle. Regardless of the cause of the primary damage, the body will activate compensatory mechanisms in an attempt to maintain cardiac output. These mechanisms include activation of the cardiac adrenergic systems resulting in stimulation of beta-adrenergic receptors on cells located in the heart and vascular system. Chronic stimulation of these receptors is believed to contribute to the continual worsening of cardiac function and high mortality.

     Intercardia licensed worldwide rights to Bextra through its 80% owned subsidiary, CPEC, Inc. ("CPEC") (the remaining 20% of which is owned by Interneuron). See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Originally developed by Bristol-Myers Squibb Company ("BMS") and licensed by BMS to CPEC in exchange for royalties based on sales, bucindolol is a non-selective beta-blocker with mild vasodilating properties that works by blocking beta- adrenergic receptors on cells located in the heart and vascular system. The Company believes that vasodilating beta-blockers such as bucindolol possess potential advantages over earlier beta blockers and represent a promising approach to the treatment of CHF. Bextra is expected to be used in addition to other drugs for the treatment of CHF.

     Coreg (carvedilol), also a vasodilating non-selective beta-blocker, owned by Boehringer Mannheim GmbH and licensed in the U.S. and certain other countries to SmithKline Beecham PLC, was approved by the FDA in May 1997 and is currently marketed in the U.S. for the treatment of CHF. Carvedilol has been approved for the treatment of CHF in approximately 15 countries, including the U.S. and Canada. See "Competition."

     The U.S. composition of matter patent on bucindolol expired in November 1997. Assuming FDA approval is obtained, Intercardia intends to pursue up to five years' market exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the Waxman-Hatch Act). Intercardia also intends to seek to enhance its competitive position with Bextra by developing a once-daily formulation and is conducting studies with Jago Pharma AG designed to determine the feasibility of developing a once-daily formulation. See "Government Regulation" and "Risk Factors - Uncertainty Regarding Waxman Hatch Act." Intercardia may seek additional partners for the development and marketing of this formulation.

     BEST Study: A Phase 3 clinical trial began in June 1995 among patients with CHF, to test whether the addition of bucindolol to optimal therapy for CHF will reduce mortality in patients with moderate to severe CHF. Known as BEST (Beta-blocker Evaluation of Survival Trial), the bucindolol study is being conducted by the National Institutes of Health ("NIH") and the Department of Veterans Affairs ("VA"). The BEST study is designed to include up to 2,800 patients (of which at least 33% are recommended to be female), having moderate to severe symptoms (NYHA classes III and IV), at approximately 90 clinical centers throughout the U.S. and Canada. As of November 30, 1997, approximately 2,070 patients have been enrolled in the BEST study. All patients are expected to receive a minimum follow-up of 18 months or more, giving a potential maximum duration for the study of approximately four and one half years. The study is designed so that in the event that significant mortality improvement is evident to an independent Data and Safety Monitoring Board during the course of the study, the study could be stopped early. See "Risk Factors - Uncertainties Generally Related to Clinical Trials."

     The NIH and VA have committed up to $15,750,000 primary funding for BEST, with specific levels of NIH/VA funding to be based upon patient enrollment milestones. Intercardia has agreed to commit up to $2,000,000 over the course of the study (of which $1,750,000 has been paid as of September 30, 1997), in addition to supplying the drug and providing monitoring services estimated to cost an additional $2,500,000.

     Bextra Marketing: In December 1995, Intercardia entered into an agreement with Astra Merck for the development, commercialization and marketing in the U.S. of a twice-daily formulation of bucindolol for the treatment of CHF. Under the agreement, Astra Merck made a $5,000,000 initial payment to Intercardia and agreed to fund up to $15,000,000 of U.S. development costs for the twice-daily formulation of bucindolol, including Intercardia's costs related to the BEST study. Astra Merck obtained the right to market a twice daily formulation of bucindolol, with Intercardia retaining certain copromotion rights. Astra Merck agreed to make milestone payments to Intercardia upon FDA approval, except under certain conditions, and the achievement of specified levels of sales. CPEC is entitled to royalties of 15% of the first $113,000,000 of annual net sales and 30% of annual net sales above $113,000,000, adjusted for inflation, and Astra Merck agreed to pay royalties due BMS. Intercardia and CPEC paid Astra Merck an aggregate of $10,000,000 in December 1997 (of which a portion was paid by Interneuron, reflecting its percentage ownership interest in CPEC, as a loan to
CPEC) and CPEC and/or Intercardia has agreed to reimburse one-third of the product launch costs through the first 12 months of commercial sales, up to a total launch cost reimbursement of $11,000,000. In the event these payments are not made, the royalty payable by Astra Merck declines to 7% of net sales. See "Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In December 1996, Intercardia entered into an agreement with Knoll ("the Knoll Collaboration") relating to the development, manufacture and marketing of bucindolol for the treatment of CHF in all countries with the exception of the U.S. and Japan (the "Territory"). The Knoll Collaboration relates to both the twice-daily bucindolol formulation and the once-daily bucindolol formulation currently under development. Under the terms of the Knoll Collaboration, Knoll made total payments to CPEC of $3,480,000 in fiscal 1997 which were recognized as contract and license fee revenue. Knoll agreed to make future payments to CPEC upon the achievement of product approval and sales milestones.

     Intercardia and Knoll agreed to share the development and marketing costs of bucindolol in the Territory. In general, Knoll agreed to pay approximately 60% of the development and marketing costs prior to product launch, and Intercardia agreed to pay approximately 40% of such costs, subject to certain maximum dollar limitations. CPEC will be entitled to a royalty equal to 40% of net profits, as defined in the Knoll Collaboration, and would be responsible for, and pay to Knoll, 40% of any net loss, as defined.

     Proposed Transcell Acquisition

     On November 5, 1997, Intercardia, Interneuron and Transcell, a majority-owned subsidiary of Interneuron, executed a letter of intent ("Letter of Intent") relating to the proposed acquisition by Intercardia of Transcell and certain related technology rights owned by Interneuron (the "Proposed Transcell Acquisition") in exchange for Intercardia common stock with an aggregate market value as of November 5, 1997 of approximately $15,000,000 and the issuance of options to purchase Intercardia common stock to Transcell employees and consultants, with an aggregate market value as of November 5, 1997 of approximately $3,000,000 to $4,000,000. Under the terms of the Letter of Intent, the purchase price will be paid in three installments. The first installment, representing approximately $6,000,000 as of November 5, 1997, will be made upon closing the transaction (the "Closing"). The number of shares of Intercardia common stock to be received by Transcell stockholders at the Closing will be determined by Intercardia's stock price during the week prior to Closing. The minimum Intercardia stock price to be used for determining the number of shares to be issued for the initial installment will be $19.00 per share and the maximum will be $25.00 per share. The second and third installments will each consist of approximately $3,000,000 of Intercardia common stock, as valued at each date, and will be issued 15 and 21 months after Closing. The purchase price includes $3,000,000 of Intercardia common stock (subject to the price range described above) to be issued to Interneuron at Closing in exchange for the transfer by Interneuron to Intercardia of certain license and technology rights, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations. Intercardia will also pay Interneuron a royalty on certain products that may result from a research collaboration originally entered into among Transcell, Interneuron and Merck. The Proposed Transcell Acquisition is subject to final due diligence, execution of definitive agreements and approval by Transcell and Intercardia stockholders. In connection with the Proposed Transcell Transaction, Intercardia and Interneuron will incur charges to operations during the period in which the Closing occurs currently estimated to range from approximately $6 to $8 million and will incur additional future charges relating to certain stock options to be issued pursuant the Proposed Transcell Transaction. The Company will allocate a portion of such charges to minority interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Early-Stage Programs

     Intercardia has established and may establish additional subsidiaries in specific areas. Intercardia's 66%-owned subsidiary, Aeolus Pharmaceuticals, Inc. is focused on the preclinical development of antioxidant small molecules. These compounds target diseases involved with toxicities associated with excess oxygen free radicals including neonatal respiratory distress syndrome.

     In September 1997, Intercardia acquired approximately 80% of Renaissance Cell Technologies, Inc. ("Renaissance") for $500,000. Renaissance is an early stage company conducting research in the area of hepatic stem cells. Renaissance entered into an agreement with the University of North Carolina at Chapel Hill ("UNC") to sponsor research on hepatic stem cells in exchange for an option to an exclusive license to products resulting from the research. Renaissance has agreed to pay the UNC an amount not to exceed $450,000 per year for a minimum of two years.

         Clayton I. Duncan is President and Chief Executive Officer of Intercardia, which had 18 full-time employees as of September 30, 1997. As of September 30, 1997, Interneuron owned approximately 61% of the outstanding common stock of Intercardia, and approximately 51% on a fully diluted basis. In certain circumstances, Interneuron has the right to purchase additional shares of Intercardia common stock at fair market value so that Interneuron's equity ownership in Intercardia does not fall below 51%. It is expected that Interneuron will continue to own a majority of the outstanding common stock of Intercardia upon completion of the proposed Transcell acquisition.

TRANSCELL TECHNOLOGIES, INC.

     Transcell is a majority owned subsidiary of Interneuron engaged in research and development of core drug discovery technologies in the field of combinatorial carbohydrate chemistry. Transcell's core technology is directed toward drug discovery based on the chemical synthesis of complex carbohydrate compounds known as oligosaccharides and glycoconjugates. Transcell has exclusive, worldwide licenses to certain of its core technologies from Princeton University, where Daniel Kahne, Ph.D., and Suzanne Walker-Kahne, Ph.D., consultants to Transcell, performed Transcell's founding scientific research.

     Transcell's technology is focused primarily on drug discovery, which involves methods of synthesizing oligosaccharides, or carbohydrate molecules, for therapeutic use. Oligosaccharides are present on all cell surfaces and, in different configurations, are integral to virtually all inter-cellular reactions, including viral, bacterial and immune system interactions. This technology is also directed toward adding carbohydrate components to existing molecules to make glycoconjungates to improve the overall efficacy and toxicity profile of the parent compound. The Company believes this novel carbohydrate synthesis technology may reduce the obstacles associated with traditional methods for making carbohydrates, such as lack of specificity, low yields and relatively long production periods, producing unique libraries of oligosaccharide compounds and glycoconjugates more efficiently and in fewer steps, with both solution and the solid phase methods.

     Transcell is applying this technology to produce libraries of carbohydrates and glycoconjugates for screening as drug candidates. Transcell's combinatorial chemistry approach in this area is based upon investigating the synthesis of both random libraries of carbohydrates and carbohydrates directed to a specific therapeutic target. Transcell has rights under several patents and patent applications that are pending in the U.S. and several foreign jurisdictions and which cover various aspects of the synthesis of oligosaccharides. Two U.S. patents have issued and a Notice of Allowance has been received for a third patent application relating to this technology.

     Merck Agreement: On July 7, 1997, Transcell, Interneuron and Merck entered into a Research Collaboration and License Agreement (the "Merck Agreement") relating to the discovery, development and commercialization of novel antibacterial agents. The initial focus of this collaboration will be the discovery and biological evaluation of analogues of anti-bacterial compounds selected from two distinct structural classes and the license to Merck of any products arising out of the two research programs. Transcell agreed to utilize its combinatorial technologies to prepare libraries of carbohydrate derivative compounds for biological evaluation and further development. Merck has an option to extend the field of the collaboration and license to include all antibacterial pharmaceutical products.

     Under the Merck Agreement, Transcell received from Merck an initial licensing payment and Merck agreed to provide research support over two years. In addition, Merck agreed to provide additional payments based upon the achievement of defined milestones for each program. While there is no assurance these milestones will be reached, these additional payments, combined with the initial licensing payment and research support, could total approximately $48,000,000 if products from both programs were approved by the FDA. In addition, Merck agreed to pay royalties on net sales of any products that may be developed based on the research programs.

     Certain of the rights licensed to Merck are based on exclusive licenses or rights held by Transcell and Interneuron from Princeton University, which will be entitled to varying percentages of certain payments and royalties received from Merck.

     At September 30, 1997, Interneuron owned approximately 79% of the outstanding common stock of Transcell and Transcell had 32 full-time employees.

INTERNUTRIA, INC.

     In April 1995, Interneuron formed InterNutria to develop and market nutritional products for the dietary management of medical and non-medical conditions. InterNutria's product strategy is based on initial research conducted at MIT by scientific founder Judith Wurtman, Ph.D., which examined the connection between food, behavior and the brain, and how modifications of food intake can enhance the synthesis and release of certain neurotransmitters and thus enhance control over behavior, performance and disease states.

     InterNutria's strategy is to acquire, develop and commercialize dietary supplements and other proprietary nutritional products that are clinically evaluated and regulated pursuant to the Dietary Supplement Health Education Act of 1994 ("DSHEA") for the dietary management of physiological processes. The marketing of InterNutria's products is consumer-oriented. See "Government Regulation."

PMS Escape

     In November 1995, InterNutria acquired technology, including a patent application and know-how, from AVAX Technologies, Inc., formerly Walden Laboratories, Inc. ("AVAX"), relating to InterNutria's first product, PMS Escape, in exchange for $2,400,000 payable in two installments of Interneuron Common Stock, the first in late 1996 and the second in late 1997, at the then-prevailing market price. Certain affiliates of Interneuron are or were stockholders of AVAX but will not receive any of the purchase price. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     PMS Escape, a dietary supplement for women with pre-menstrual syndrome, is a powdered beverage mix that contains a special formulation of natural carbohydrates specifically designed to help manage the normal emotional and appetite changes associated with PMS. In October 1996, InterNutria expanded a regional test launch of PMS Escape in New England, where the product was available at certain retail outlets, while continuing clinical evaluation of the product. The New England test market area was expanded in March 1997 to the middle Atlantic states. A national rollout of PMS Escape began in September 1997. InterNutria currently has an approximately 43-person sales force, retained on a contract basis, targeting obstetricians and gynecologists, as well as retail accounts. In addition, Interneuron's sales force, numbering approximately 25, is currently under contract to InterNutria in connection with the national marketing of PMS Escape. Any broader commercial marketing, including distribution and order fulfillment, is similarly expected to be conducted on a contract basis.

Other Products

     InterNutria is developing a line of sports drinks as dietary supplements for enhancement of athletic performance, reduction of fatigue and prevention of dehydration which InterNutria test launched on a targeted basis in fiscal 1998. These products include ProEnhancer, Race Day and ProHydrator.

     In addition, InterNutria is test marketing Melzone, a dietary supplement which contains a low dose form of melatonin, a naturally occurring hormone produced by the pineal gland that may play a key role in regulating the body's circadian rhythm, or biologic clock. The Company's melatonin is believed to induce restful sleep while offering advantages over currently available sleeping aids, many of which may have undesirable side effects, such as amnesia or "hangover." Although melatonin is available, generally at much higher strengths, as a dietary supplement in health food stores and other outlets, the Company believes that lower strengths, which are intended to mimic normal nighttime levels, and which are manufactured in accordance with good manufacturing practices, can offer an innovative inducement of sleep with a reduced risk of adverse side effects that may be associated with higher doses.

     Regional test-marketing of Melzone began in December 1996 in the greater Boston area as a dietary supplement containing 0.3 milligram of melatonin for inducing a normal sleep. This product is based upon research leading to a patent licensed by the Company from MIT in September 1995 that covers the use of low dose amounts (less than one milligram) of melatonin for the induction of sleep, in exchange for royalties based on sales.

     James F. Pomroy is Chairman and Chief Executive Officer and Lewis D. Lepene is President of InterNutria, which had six full-time employees as of September 30, 1997. As of September 30, 1997, Interneuron owned 100% of the outstanding capital stock of InterNutria. In October 1997, Interneuron agreed to sell an aggregate of 10% of its InterNutria common stock to four executive officers of Interneuron for nominal consideration.

PROGENITOR, INC.

     Overview: Progenitor was formed in February 1992 and completed its initial public offering in August 1997. Progenitor is engaged in the discovery and functional characterization of genes to identify and validate targets for the development of new pharmaceuticals. Progenitor's initial focus is on the identification of genes important in cancer, blood and immune system disorders and inherited diseases. Progenitor develops and plans to commercialize its discoveries through partnerships with biopharmaceutical firms.

     Technology: Progenitor's genomics system focuses on understanding gene function in order to accelerate the discovery of genes with medical relevance. The system combines core expertise in the fields of developmental biology, human disease genetics and bioinformatics , using developing systems and rigorously screened patient populations as unique discovery resources. Developmental biology provides access to fundamental genes involved in cell growth and specialization, while disease genetics methods facilitate evaluation of developmental genes, and provide disease-associated genes for functional characterization through developmental biology. Progenitor's bioinformatics capabilities and integrated genomics technologies are used to capture, integrate and analyze data generated through its genomics system, and data from additional sources. Progenitor's current programs include gene discovery and characterization in asthma, cancer and blood vessel formation, and development of bioinformatics databases and tools.

     Initial Public Offering: In August 1997, Progenitor completed an initial public offering (the "Progenitor IPO") of 2,875,000 units, at $7.00 per unit, each unit consisting of one share of Progenitor common stock and one five-year warrant to purchase one share of Progenitor common stock at $10.50 per share. The Progenitor IPO resulted in proceeds to Progenitor, net of offering-related costs, of approximately $17,200,000. Interneuron purchased 500,000 units of the Progenitor IPO for a total of $3,500,000. Concurrently with the Progenitor IPO, Progenitor (i) sold 1,023,256 shares of Progenitor common stock to Amgen pursuant to a stock purchase agreement for a purchase price of $4,500,000 in cash and a $1,000,000 promissory note and (ii) completed the acquisition (the "Mercator Acquisition") of Mercator Genetics, Inc., a privately held genomics company, ("Mercator") for an aggregate purchase price of approximately $24,000,000, including related transaction costs, paid with the issuance of approximately 3,443,000 shares of Progenitor common stock, plus the assumption of Mercator liabilities, forgiveness of debt relating to advances made by Progenitor to Mercator and the issuance of stock options and warrants. As a result of the Mercator Acquisition, the Company incurred approximately $7,800,000 of charges to operations in the fourth quarter and fiscal year ended September 30, 1997 relating to Interneuron's share in Progenitor's charge for acquired in-process research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Amgen Agreement: In December 1996, Progenitor entered into an agreement with Amgen (the "Amgen Agreement"), granting Amgen certain exclusive rights for the development and commercialization of products using Progenitor's leptin receptor technology. Amgen paid Progenitor a $500,000 initial license fee in fiscal 1997. Progenitor may also receive from Amgen certain development and regulatory milestone payments and potential royalties on sales. As provided by the Amgen Agreement, Amgen purchased Progenitor common stock concurrently with the Progenitor IPO.

     Principal Genomics Discoveries

     HFE Hereditary Hemochromatosis Gene/SBCL Agreement: In September, 1997, Progenitor entered into an agreement with SBCL granting SBCL exclusive rights to develop and perform in the U.S. and several international markets clinical laboratory diagnostic testing for hereditary hemochromatosis (HH) under Progenitor's patent applications covering the HFE gene and its specific mutations. Hereditary hemochromatosis is a common inherited iron overload disease that allows various organs in the body to absorb and accumulate too much iron. Under the agreement, Progenitor will receive annual fees as well as payments on a per test basis.

     B219 Leptin Receptor/Amgen Agreement: Abnormalities in the expression of the protein hormone leptin and in the function of the receptor for leptin have been implicated in obesity, diabetes and other metabolic disorders. Progenitor has applied its proprietary receptor discovery technology, its system for gene expression analyses, and its murine developmental tissue resources to identify gene sequences that encode various forms of the B219 leptin receptor. In July 1997, Progenitor received one issued patent for claims relating to genes encoding the leptin receptor. Progenitor also has received two notices of allowance for claims relating to genes encoding the leptin receptor, and for a disease-associated leptin receptor variant and a method for detecting this variant. In December 1996, Progenitor licensed certain aspects of its leptin receptor technology to Amgen for human therapeutic, diagnostic and prophylactic uses. Progenitor has retained exclusive rights to the leptin receptor technology for certain other uses.

     Del-1 Gene: Drugs designed to inhibit the growth of new blood vessels represent a therapeutic approach to treating cancer. Progenitor, in collaboration with Vanderbilt University, discovered the developmentally-regulated endothelial locus-1 ("del-1") gene, which encodes a protein (Del-1) involved in the early growth and development of blood vessels and bone. Since del-1 is not expressed in most normal adult tissues, and the del-1 protein is accessible in the lining of blood vessels, Del-1 shows promise as a highly specific, accessible and stable target for the development of cancer therapeutics, diagnostics and imaging agents. Interneuron owns an option to acquire an exclusive license to manufacture, use and sell certain aspects of Del-1. Subject to such option, Progenitor is seeking collaborators to pursue research, development and commercialization of del-1 and Del-1.

     Additional Programs: In March 1995, Progenitor entered into an agreement with Chiron for the potential development and commercialization of Progenitor's T7T7 gene delivery system for selected applications. In May 1995, Progenitor entered into a research, development and commercialization agreement with Novo Nordisk relating to the BFU-e red blood cell growth factor. See "Agreements - Progenitor Agreements."

     Progenitor's research is at a very early stage and requires significant additional funds to complete development, conduct pre-clinical and clinical testing and pursue regulatory review of any potential products. Progenitor is seeking to enter into additional collaborations or business combinations to pursue development of its technologies and/or to obtain independent equity financing. There can be no assurance that Progenitor's efforts to obtain such additional funding or collaborations will be successful, in which case Progenitor would be required to reduce or eliminate certain operations.

     Douglass B. Given, M.D., Ph.D. is President and Chief Executive Officer of Progenitor, which had 47 full-time employees as of September 30, 1997. Interneuron's ownership in Progenitor's outstanding capital stock decreased from approximately 76% at September 30, 1996 to approximately 37% at September 30, 1997 (approximately 29% on a fully-diluted basis) principally due to the Progenitor IPO and the Mercator Acquisition. As a result of the Company's decreased percentage of ownership in Progenitor, the Company will no longer consolidate the financial statements of Progenitor but will include Progenitor in the Company's financial statements using the equity method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


MANUFACTURING AND MARKETING

General

     The Company has no manufacturing facilities and limited marketing capabilities. In general, the Company intends to rely primarily on third parties for manufacturing and for marketing products requiring broad marketing capabilities and for overseas marketing. For certain products, including, CerAxon and InterNutria's dietary supplement products, the Company is conducting and may conduct certain marketing or copromotional activities in the United States directly. Such activities may include a combination of educational programs to professional audiences, sales force activities or direct advertising and promotion.

     To the extent the Company enters into collaborative arrangements with pharmaceutical and other companies for the manufacturing or marketing of products, these collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances, and for commercial-scale manufacturing. These collaborators are expected to be granted exclusive or semi-exclusive rights to sell specific products on a disease application or market-specific basis in exchange for a royalty, joint venture, equity investments, co-marketing or other financial interest. Such collaborative arrangements could result in lower revenues than if the Company marketed a product itself.

     In the event the Company establishes its own manufacturing or marketing capabilities, it may require additional funds for manufacturing, facilities, equipment and personnel. The Company may seek to market certain products, by developing its internal sales force or through contract sales representatives, directly to selected groups of physician specialists likely to prescribe or recommend the product. In such event, the Company would be responsible for all costs associated with developing, manufacturing and marketing the product. For ongoing or planned regional and national launches of dietary supplement products, including PMS Escape, ProEnhancer, Race Day and ProHydrator, and Melzone the Company is or will be responsible for these costs.

Redux

     With respect to the marketing and manufacture of Redux, the Company sublicensed its exclusive U.S. marketing rights to AHP, while retaining copromotion rights. Redux was launched in June 1996 and withdrawn in September 1997. The Company relied on AHP to target the obesity market and for distribution and advertising and promotional activities. The Company copromoted Redux through an approximately 30-person sales force to selected diabetologists, endocrinologists, bariatricians, nutritionists and weight management specialists, subject to certain restrictions. Under a contract manufacturing agreement Boehringer produced on behalf of Interneuron commercial scale quantities of the finished dosage formulation of Redux in capsule form. See "Interneuron Products - Redux", "Agreements - Redux Agreements" and "Legal Proceedings".

CerAxon

         The Company is currently evaluating the commercialization strategy for CerAxon. Subject to required regulatory approvals, the Company is currently planning to conduct sole marketing of the product but may consider a combined marketing strategy which includes contracting with certain companies for the copromotion of the product and/or establishing a contract salesforce for certain market segments. The Company expects that it will be required to expand its sales force by an additional approximately 200 representatives, to hire additional headquarters-based medical, marketing and administrative support personnel and to establish distribution arrangements. In the event the Company markets CerAxon directly, significant funds would be required for manufacturing, distribution, marketing and selling efforts.

                  The Company is dependent upon third party suppliers of citicoline bulk compound and finished product for manufacturing in accordance with the Company's requirements and U.S. Good Manufacturing Practices ("GMP") regulations. The Company is subject to an agreement with Ferrer requiring the Company to purchase from Ferrer citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. To date, Ferrer's manufacturing facility has not been inspected by the FDA for a U.S. marketed product, but is expected to undergo such an inspection in conjunction with the FDA's review of the CerAxon NDA submitted by the Company. Further, although the supplies of citicoline finished product for clinical trials have been obtained from a contract manufacturer, the Company has not finalized an agreement with such manufacturer providing for commercial manufacturing and supply of citicoline finished product and there can be no assurance such agreement can be obtained on terms favorable to the Company or at all, which could adversely affect the Company's ability to commercialize CerAxon on a timely or cost-effective basis. There can be no assurance the Company can or will establish on a timely basis, or maintain, manufacturing capabilities of bulk compound or finished product required to obtain regulatory approval of CerAxon or that any facilities used to produce citicoline will have complied, or will be able to maintain compliance, with GMP. See "Risk Factors -- Uncertainties Relating to CerAxon" and "Funding Requirements".

Bextra

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

     Intercardia has entered into an agreement with Knoll for the international development and commercialization of bucindolol. Territory covered by this agreement includes all countries except the U.S. and Japan. Intercardia will be responsible for 40% of development and marketing costs and will receive 40% of net profits, or pay 40% of net losses, as defined in the agreement. Additionally, Knoll made approximately $3 million in payments up front and will make payments of up to $20 million upon reaching specific regulatory approval and sales milestones.

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

     In the event the Company markets any products directly, it will compete with companies with well-established distribution networks and market position. See "Manufacturing and Marketing" and "Government Regulation."

     There can be no assurance that products under development or introduced by others will not render the Company's products or potential products obsolete or uneconomical or result in treatments or cures superior to any therapy developed by the Company or that any therapy developed by the Company will be preferred to any existing or newly developed products or technologies. Other companies may succeed in developing and commercializing products earlier than the Company which are safer and more effective than those proposed for development by the Company. Further, it is expected that competition in these fields will intensify. Colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with those of the Company. In addition, these institutions may compete with the Company in recruiting highly qualified scientific personnel. The Company expects technological developments in its fields of product development to occur at a rapid rate and expects competition to intensify as advances in these fields are made. Accordingly, the Company will be required to continue to devote substantial resources and efforts to research and development activities.

CerAxon

     Activase, a genetically engineered version of the naturally occurring tissue plasminogen activator (t- PA), is marketed by Genentech, Inc. for the treatment of acute ischemic stroke within three hours of symptom onset. Activase is the first therapy to be indicated for the management of stroke. A number of other drugs in clinical trials are also being developed for this indication, including Prosynap (lubeluzole) by Janssen Pharmaceutical NV. and Boehringer Ingelheim GmbH. Although, to the Company's knowledge, an NDA for Prosynap was filed with the FDA, an FDA advisory committee hearing scheduled to review the drug was recently cancelled. Based on existing clinical data on CerAxon, the Company believes CerAxon may be an attractive post-stroke therapy, particularly in patients with moderate to severe strokes, due to its potentially broader, 24-hour post-stroke therapeutic window.

     Bextra

     The cardiovascular drug market is highly competitive with many drugs marketed by major multi-national and integrated pharmaceutical companies having substantially greater technical, marketing and financial resources than Intercardia. In particular, Coreg (carvedilol), a non-selective beta-blocker with vasodilating properties owned by Boehringer Mannheim GmbH and licensed in the U.S. and certain other countries to SmithKline Beecham, has been launched by SmithKline Beecham following its approval by the FDA in May 1997 with a claim "to reduce the progression of disease as evidenced by cardiovascular death, cardiovascular hospitalization, or the need to adjust other heart failure medications." Since 1991, carvedilol has been approved as a treatment for hypertension in several European countries, and in September 1995, it was approved by the FDA for commercial marketing in the U.S. as a twice-daily treatment for hypertension. The Company is aware that carvedilol has been approved for the treatment of CHF in approximately 15 countries. Beta-blockers have not historically been accepted by the medical community to treat congestive heart failure, and substantial educational efforts may be required to convince physicians of the therapeutic benefits of bucindolol notwithstanding its action as a beta-blocker. The Company is also aware of other drugs and devices under development for the treatment of heart failure. German-based Merck KGaA is testing bisoprolol, a beta-1 selective beta-blocker marketed in the U.S. by Lederle, a division of AHP, for hypertension, as a treatment in CHF patients in Europe. The

Company believes that Astra AB has initiated a large mortality study for the beta-1 selective beta-blocker metoprolol.

Pagoclone

     Current therapy for anxiety generally includes the prescription of bezodiazepine-class and serotonergic compounds. In addition, the Company is aware of competitors which market certain prescription drugs for indications other than anxiety who are planning to seek an expansion of labeling to include anxiety as an indication. The Company believes it is likely there are also several compounds for anxiety that are in an early stage of preclinical or clinical development.

AGREEMENTS

Redux Agreements

     AHP Agreements: In November 1992, the Company entered into a series of agreements (the "AHP Agreements") which granted American Cyanamid Company the exclusive right to manufacture and market dexfenfluramine in the U.S. for use in treating obesity associated with abnormal carbohydrate craving, with the Company retaining copromotion rights. In 1994 AHP acquired American Cyanamid Company. The agreement is for a term of 15 years commencing on the date dexfenfluramine is first commercially introduced by AHP, subject to earlier termination.

     Under the AHP Agreements, AHP purchased preferred stock of the Company for an aggregate purchase price of $3,500,000. As of September 30, 1997, AHP owned shares of Interneuron preferred stock convertible into an aggregate of 622,222 shares of Common Stock. The agreement requires AHP to reimburse the Company for 50% of certain expenditures related to clinical development, Phase 4 studies and market surveillance for abuse potential.

     The AHP Agreements provide for base royalties to the Company of 11.5% of AHP's net sales (equal to the royalty required to be paid by the Company to Servier) and for "additional" royalties, the applicable rates of which during fiscal 1997 ranged from 5% of the first $50,000,000 of net sales to 10% of net sales over $150,000,000.

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

     The AHP Agreement provides that AHP could continue to market Pondimin but agreed that so long as Redux remains commercially viable, AHP will differentiate Redux for promotional and marketing purposes and will not promote or market Pondimin or any other product for the anti-obesity indication which competes directly with Redux in a manner which negatively affects the future market for Redux.

     Effective June 1996 the Company entered into a three year copromotion agreement with Wyeth-Ayerst (the "Copromotion Agreement"). The agreement provides for Interneuron to promote Redux to certain diabetologists, endocrinologists, bariatricians and weight management specialists, subject to certain restrictions, and receive payments from AHP for a portion of the Company's actual costs for up to 33 salespersons during the first and second years. Under the Copromotion Agreement, Interneuron was entitled to varying percentages of profit derived from sales generated by its sales force, after deducting costs, including cost of product revenue, royalties to Interneuron, and Interneuron's proportionate share of advertising and promotion costs. Under the Copromotion Agreement, Interneuron agreed, if requested by AHP, to promote other products of Wyeth-Ayerst that fit within the physician specialists targeted by Interneuron's sales force. Interneuron's Redux sales force cannot promote another company's products except under certain conditions. The Copromotion Agreement may be terminated by Wyeth-Ayerst under certain conditions including if sales generated by Interneuron do not exceed a specified level per year. Interneuron is able to terminate the agreement at any time on six month's notice.

     Under certain circumstances, the Company is required to indemnify AHP, and the Company is entitled to indemnification by AHP against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company. See "Risk Factors -- Risks Relating to Withdrawal of Redux and Legal Proceedings".

     During fiscal 1997, the Company entered into agreements with AHP and Servier for the development and commercialization in the U.S. of a sustained release, once-a-day form of Redux. Interneuron paid

Servier $2,000,000 in connection with the signing of the agreement. Following the withdrawal of Redux, this program has been discontinued. Under terms of the agreement between Interneuron and AHP, these two companies were to have shared the costs of clinical development, including Phase 3 clinical trials and related studies, and costs of submitting an NDA for a once-a-day formulation of Redux.

     Servier Agreements: The Servier Agreements, entered into in February 1990 and as subsequently amended, grant the Company an exclusive right to market dexfenfluramine in the U.S. to treat obesity associated with abnormal carbohydrate craving for a term of 15 years from the date dexfenfluramine is first marketed in the U.S. The agreements provide for royalties of 11.5% of net sales, with certain required minimum royalties. The license includes rights to Servier's Redux trademark.

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

     An affiliate of Servier supplied the Company with all of the Company's bulk chemical requirements for dexfenfluramine for incorporation into the finished dosage formulation. Interneuron agreed to indemnify Servier under certain circumstances.

     Boehringer Ingelheim Agreement: In November 1995, the Company entered into an exclusive manufacturing agreement with Boehringer Ingleheim Pharmaceuticals, Inc. ("Boehringer") under which Boehringer supplied, and the Company purchased all of its requirements for Redux capsules from Boehringer. The contract, which expires December 31, 1998, contains certain minimum purchase and insurance commitments by the Company and requires conformance by Boehringer to the FDA's GMP regulations. The agreement provides for the Company to be able to qualify a second source manufacturer under certain conditions. Interneuron agreed to indemnify Boehringer under certain circumstances.

CerAxon

     In January 1993, the Company entered into a license and supply agreement with Ferrer (the "Ferrer Agreement") granting the Company the exclusive right to make, use and sell any products or processes developed under patent rights relating to certain uses of CerAxon in exchange for an up-front license fee to be credited against royalties based on sales. The Company's license includes patent and know-how rights in the U.S. and know-how rights in Canada, and is for a period coextensive with Ferrer's license from MIT. The underlying U.S. patent expires in 2003. See "Patents and Proprietary Rights". The Ferrer Agreement also provides that Ferrer shall, subject to certain limitations, be the exclusive supplier at a fixed price of raw materials required for the manufacture of any product developed under such patent rights. The agreement provides that Ferrer may terminate the agreement under certain circumstances, including in the event more than 50% of the ownership of Interneuron is transferred to a non-affiliated third party or in the event FDA approval of citicoline is not obtained by January 1999, which date shall be extended if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control.

Pagoclone

      In February 1994, the Company licensed from RPR exclusive worldwide rights to pagoclone, a patented compound, for use as an anti-anxiety drug, together with related know-how, in exchange for license fees, milestone payments and royalties based on sales.

Lidodex

     In December 1996, the Company entered into an agreement with Algos for the development and commercialization of a combination pharmacological product known as LidodexNS, for the treatment of acute migraine headache. The agreement establishes a multi-stage development collaboration between Algos and Interneuron and licenses to Interneuron rights, co-exclusive with Algos, to manufacture and market the combined agent. This collaboration will include certain pre-clinical studies, clinical trials and regulatory review activities overseen by a joint steering committee. The companies will also share in the marketing and profits of LidodexNS.

MIT Licenses

     In March 1994, the Company entered into a license agreement with MIT granting the Company an exclusive worldwide license to a number of patent rights and related technology, including a patent covering the use of a low-dose formulation of melatonin for inducing sleep, in exchange for an initial license fee and royalties based on sales.

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

     The MIT License includes a patent covering the use of a choline source to reduce fatigue caused by intense exercise. This license is subject to, and limited by, a license previously granted by MIT to another company, which licensed two U.S. patents relating to the use of lecithin in capsule, granular or liquid form (but not in food form or as part of a prescription drug) for raising blood choline levels. As the Company's sports drinks, under development by InterNutria, are in a food form (e.g., a drink), the Company does not believe this license will materially restrict its ability to market this proposed product. Although the Company believes this product will be considered a food or a dietary supplement, there can be no assurance that the FDA will not regulate it as a drug, thereby requiring the filing and approval of an NDA.

Lilly License

     In June 1997, the Company entered into an agreement with Eli Lilly and Company and Eli Lilly S.A. ("Lilly") relating to the sublicense by the Company to Lilly of a U.S. patent and worldwide patent application rights covering the use of fluoxetine to treat disturbances of appetite and mood associated with premenstrual syndrome. Prozac (fluoxetine hydrochloride), Lilly's antidepressant, is not currently approved to treat this indication. The Company received an up-front license fee of $1,000,000, and is entitled to additional payments based upon the achievement of development and regulatory milestones and royalties based upon net sales.

     The patent rights to the use of fluoxetine in treating premenstrual syndrome are licensed by the Company from MIT and are based upon discoveries about the relationship between brain serotonin deficiency and unwanted weight gain and mood symptoms. The use of fluoxetine to treat PMS was discovered by Judith Wurtman, Ph.D., and Richard J. Wurtman, M.D., scientific founder of Interneuron, both of MIT.


Intercardia Agreements

     Astra Merck Agreement: In December 1995, Intercardia entered into the Astra Merck Collaboration, a development and marketing collaboration and license agreement with Astra Merck which provides for the development, commercialization and marketing of a twice-daily formulation of bucindolol for the treatment of congestive heart failure in the U.S. Astra Merck made a $5,000,000 payment to Intercardia and agreed to fund development costs, including Intercardia's obligations relating to the BEST study and to pay royalties to BMS. Astra Merck agreed to market bucindolol in the U.S., with Intercardia retaining certain co-promotion rights. Astra Merck may terminate the Astra Merck Collaboration at any time in order to enter into a contract relating to, or to launch, a competing product if it first makes a payment to Intercardia. If a termination occurs more than five years after FDA approval of an NDA for bucindolol, no payment would be required.

     The agreement calls for Intercardia to receive additional payments based upon milestones related to FDA approval and the achievement of specified levels of sales. Astra Merck agreed to pay the Company $5,000,000 within 10 days of the grant by the FDA of marketing approval for a twice-daily formulation of bucindolol, unless such an approval has previously been granted for another beta-blocker based upon a reduction in heart failure mortality claims. Intercardia is entitled to royalties of 15% of the first $113,000,000 of annual net sales and 30% of annual net sales above $113,000,000, adjusted for inflation. Intercardia and CPEC paid Astra Merck an aggregate of $10,000,000 in December 1997 and agreed to reimburse one-third of the launch costs through the first 12 months of commercial sales, up to $11,000,000. In the event Intercardia does not make these payments, the royalty rate declines to 7% of net sales.

     BASF Pharma/Knoll, AG Agreement: In December 1996, Intercardia executed an agreement with Knoll (the "Knoll Collaboration") to provide for the development, manufacture and marketing of bucindolol for the treatment of CHF in all countries with the exception of the U.S. and Japan. The Knoll Collaboration relates to both the twice-daily bucindolol formulation and the once-daily bucindolol formulation currently under development. Under the terms of the Knoll Collaboration, Knoll made $3,480,000 in payments in fiscal 1997 to CPEC which were recognized as contract and license fee revenue . Knoll agreed to make future payments to CPEC upon the achievement of product approval and sales milestones.

     Intercardia and Knoll agreed to share the development and marketing costs of bucindolol in the Territory. In general, Knoll agreed to pay approximately 60% of the development and marketing costs prior to product launch, and Intercardia agreed to pay approximately 40% of such costs, subject to certain maximum dollar limitations. CPEC will be entitled to a royalty equal to 40% of net profits, as defined in the Knoll Collaboration, and would be responsible for, and pay to Knoll, 40% of any net loss, as defined.

     Renaissance Cell Technologies Agreement: In September 1997, Intercardia acquired approximately 80 percent of Renaissance for $500,000. Renaissance is an early stage company conducting research in the area of hepatic stem cells. Renaissance has entered into an agreement with the University of North Carolina at Chapel Hill to sponsor research on hepatic stem cells in exchange for an option to an exclusive license for products resulting from the research. Renaissance has agreed to pay the university an amount not to exceed $450,000 per year for a minimum of two years.

     Bristol-Myers Squibb Agreement: Through CPEC, Intercardia has an exclusive worldwide license to bucindolol from BMS for pharmaceutical therapy for congestive heart failure and left ventricular function. The license requires Intercardia to conduct all appropriate and necessary clinical trials and to take all actions that are reasonably necessary for the preparation and filing of an NDA and a comparable application in at least one Western European country. Intercardia is obligated to pay royalties on net product sales. Unless earlier terminated, the bucindolol license continues, with respect to each country, until the later of patent expiration, or 15 years after first commercial sale of bucindolol (subject to two five-year renewals at Intercardia's option).

     Duke License: In July 1995, Aeolus, Intercardia's 66% owned subsidiary, obtained from Duke University ("Duke") an exclusive worldwide license (the "Duke License") to products using catalytic antioxidant small molecule technology and compounds. The Duke License also provides the Company a 180-day option and negotiation period to license certain future discoveries in the field of antioxidant research.

     The Duke License requires Aeolus to use its best efforts to diligently pursue development of products using the licensed technology and compounds and to have the licensed technology cleared for marketing in the U.S. by the FDA and other countries. Duke owns 7.3% of the outstanding shares of Aeolus capital stock, which was issued in connection with the Duke License. Aeolus will pay royalties to Duke on net product sales and milestone payments upon the occurrence of certain events.

Transcell Agreements

     Merck Agreement: In July 1997, Transcell, Interneuron and Merck entered into a Research Collaboration and Licensing Agreement effective as of June 30, 1997, relating to the discovery and commercialization of certain novel antibacterial agents. Merck has an option to extend the field of the collaboration and license to include all antibacterial pharmaceutical products. The agreement provides for Merck to make initial license and option payments totaling $2,500,000 (which were received in July 1997) plus research support during the first two years of the agreement. Additionally, Transcell is entitled to payments based upon achievement of defined late-stage clinical development and regulatory milestones and royalties based upon net sales of products resulting from the collaboration. Fifty percent of certain milestone payments are creditable against royalties. Certain of the rights licensed to Merck are based on exclusive licenses or rights held by Transcell and Interneuron from Princeton University, which will be entitled to varying percentages of certain payments and royalties received from Merck.

     Princeton Licenses: In January 1992 and October 1993, Transcell entered into license agreements with Princeton pursuant to which Transcell was granted exclusive worldwide licenses to specified patent applications and any patents that issue therefrom, including any derivative patent applications or patents that issue, relating to certain technology funded by Transcell and any licensed products, in exchange for an up-front license fee and royalties based on sales. The license agreements provide for Transcell to use its best efforts to commercialize the licensed products or processes, including satisfying milestones. In addition, Interneuron has an agreement to license certain technologies and related patent rights from Princeton, in exchange for certain milestone payments and royalties based on sales, a portion of which was sublicensed to Merck.

Progenitor Agreements

     SBCL Agreement: In September 1997, Progenitor entered into an agreement with SBCL granting SBCL an exclusive right and license to develop and perform a genetic test for a common inherited disease, hereditary hemochromatosis. Hereditary hemochromatosis is an iron overload disease that allows various organs in the body to absorb and accumulate too much iron. The agreement gives SBCL certain exclusive rights in the U.S. and several international markets to develop and perform clinical laboratory testing under Progenitor's patent applications covering the gene for hereditary hemochromatosis (HFE) and its specific mutations. This gene was discovered in 1996 by a team of researchers at Mercator. Under terms of the agreement, Progenitor will receive annual fees as well as payments on a per test basis from each test from which SBCL derives revenue.

     Amgen Agreement: In December 1996, Progenitor entered into a license agreement with Amgen granting Amgen certain exclusive rights for the development and commercialization of products using Progenitor's leptin receptor technology. Amgen paid Progenitor a $500,000 license fee in January 1997. In the event Amgen develops products relating to the licensed technology, Progenitor may also receive from Amgen certain development and regulatory milestone payments and potential royalties on product sales. Amgen purchased $5,500,000 of Progenitor common stock in Progenitor's initial public offering, at a price of $5.375 per share in connection with a stock purchase agreement entered into at the same time as the license agreement.

     Novo Nordisk/ZymoGenetics Agreement: In May 1995, Progenitor and Novo Nordisk, through its subsidiary ZymoGenetics, entered into a research, development and commercialization agreement under which Novo Nordisk received an exclusive, worldwide license to any and all rights of Progenitor related to the BFU-e red blood cell growth factor activity identified by Progenitor, for use in any and all human therapeutic and small molecule drug design uses. An amended and restated agreement was executed between the parties in January 1997. Under the agreement, the development effort is divided into two stages. During the first stage, Novo Nordisk and Progenitor are attempting to purify, clone and sequence a BFU-e red blood cell growth factor and other growth factors with similar hematopoietic functions. If this stage is successfully completed, Novo Nordisk will have the right to decide whether to proceed to the second stage, in which Progenitor may conduct research to establish the biological function of the growth factor. During the second stage, if commenced, Novo Nordisk has the option to engage Progenitor for additional research, which may entitle Progenitor to receive up to $4.0 million in research fees from Novo Nordisk. If Novo Nordisk decides to develop any licensed products, it will be obligated to pay Progenitor a one-time license fee of $2.0 million and up to an additional $22.0 million for each product if certain clinical testing, regulatory and marketing approval milestones are met. In addition, Progenitor has the right to receive royalties for sales of any resulting products. Novo Nordisk has the right to manufacture and market any such products on an exclusive worldwide basis.

     Chiron Agreement: In March 1995, Progenitor entered into an agreement with Chiron for the development and commercialization of Progenitor's T7T7 gene delivery technology for selected applications in cancer, infectious diseases and cardiovascular disorders. All rights to product applications of the technology that are not specifically included in the agreement are retained by Progenitor. Under the agreement, Progenitor received payments of $3,000,000, of which $750,000 was then paid by Progenitor to Chiron to reimburse Chiron for certain start-up manufacturing costs. Progenitor may receive additional payments based upon the achievement of defined, mostly late-stage clinical development and regulatory milestones. Progenitor also would receive royalties from commercial sales of any products resulting from the collaboration.

     Other Progenitor Agreements

     Progenitor entered into license agreements with Ohio University in January 1992 and April 1993, as amended in October 1993. The license agreements grant Progenitor the exclusive worldwide rights to yolk sac stem cells, gene delivery technologies, and related technologies in exchange for royalties based on net sales and an equity investment in Progenitor. Two U.S. patents and several foreign patents have been issued, and two patent applications are pending in the U.S. and certain foreign countries.

     In July 1995, Progenitor obtained from Vanderbilt University exclusive worldwide rights to Vanderbilt's rights under two jointly owned patent applications utilizing technology relating to a gene, del- 1, that may play a role in the development and growth of blood vessels. The gene was co-discovered by Progenitor and Vanderbilt. The license was granted in exchange for royalties based on sales. Vanderbilt may terminate the license after three years if Progenitor has not made adequate efforts to commercialize products based on the gene. In July 1997, Progenitor granted Interneuron an option and right of first refusal to acquire an exclusive worldwide license to manufacture, use and sell certain aspects of Del-1, the protein encoded by the del-1 gene, on the terms to be negotiated, in exchange for waivers of certain rights by Interneuron to additional shares of Progenitor common stock.

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

     CerAxon

     The compound CerAxon is not covered by a composition of matter patent. The licensed U.S. patent covering the administration of CerAxon to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine expires in 2003. As described in the licensed patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuro-muscular disorders and post-stroke rehabilitation. Although the claim of the licensed patent is broadly directed to the treatment of inadequate release of brain acetylcholine, there can be no assurance this patent will afford protection against competitors of CerAxon to treat ischemic stroke. In addition to any proprietary rights provided by this patent, the Company expects to rely on certain marketing exclusivity regulations of the FDA. In December 1997, the Company received a notice of allowance of claims pending in a patent application relating to the use of citicoline as a neuroprotectant agent. Additional domestic and international patent applications have been filed by the Company.

     Pagoclone

     Interneuron licensed from RPR on a worldwide basis patents and patent applications covering a composition of matter, processes, and metabolites of pagoclone. A U.S. composition of matter patent was issued in October 1990 and related U.S. patents were issued in February and March 1996.

     Low-dose Melatonin

     Interneuron licensed from MIT a patent issued in September 1995 that covers the use of low-doses of melatonin for the induction of sleep, in exchange for royalties based on sales.

     Bextra

     CPEC has licensed from BMS a compound patent on bucindolol which expired in November 1997. Intercardia intends to pursue up to five years of market exclusivity under the Waxman-Hatch Act, although there can be no assurance such exclusivity will be obtained, and to develop a once-daily formulation of the drug. See "Government Regulation."

     Transcell

     Transcell has exclusive rights under two U.S. patents and U.S. patent applications and their foreign counterparts relating to oligosaccharide synthesis/combinatorial chemistry. Transcell also has exclusive licenses under five U.S. patents assigned to Princeton University relating to Transcell's drug transport technology.


     Progenitor

     Progenitor has received one issued patent and two notices of allowance and has filed several additional U.S. patent applications relating to leptin receptors (including various isoforms of the leptin receptors). The Company believes that there may be significant litigation in the industry regarding patent and other intellectual property rights relating to leptin and leptin receptors. The Company is aware that Millennium Pharmaceuticals, Inc. ("Millennium") has filed a patent application relating to a receptor for leptin and its use in obesity applications, and has licensed to Hoffman-LaRoche, Inc. rights to develop certain therapeutics for obesity using Millennium's discovery of a leptin receptor. There can be no assurance that Millennium's patent application, or any additional patent applications filed by Millennium or others, will not result in issued patents covering a leptin receptor, the leptin protein or other ligands, or any of their respective uses. There can be no assurance that the invention by Millennium will be accorded an invention date later than Progenitor's invention date or that any patent issued to Progenitor would be broad enough to cover leptin receptors of Millennium or others. Progenitor's failure to obtain a patent that covers the leptin receptors of Millenium or others, or the issuance of a patent to a third party covering a leptin receptor, the leptin protein or other ligands, or any of their respective uses, could have a material adverse effect on Progenitor. Any legal action against Progenitor claiming damages and seeking to enjoin commercial activities relating to the affected products and processes could, in addition to subjecting Progenitor to potential liability for damages, require Progenitor or any strategic partner to obtain a license in order to continue to manufacture or market the affected products and processes. There can be no assurance that Progenitor would prevail in any such action or that any license required under any such patent would be made available on commercially acceptable terms, if at all.

     Progenitor has licensed from Ohio University one U.S. patent relating to stem cell technology and one U.S. patent relating to gene delivery technology
(T7T7), along with certain corresponding foreign patents and applications.

     Progenitor has pending U.S. and foreign patent applications relating to certain diagnostic markers for Hereditary Hemochromatosis and has received two notices of allowance for two such applications. Progenitor also has pending patent applications relating to mutations in its HH gene for which it has received notice of allowance and pending patent applications relating to the gene itself. In addition, Progenitor has pending a patent application on the transcript map of all genes in the region of the HH gene.

     The Company is aware of a patent issued to Barry E. Rothenberg, related to a method to identify hemochromatosis. The Company believes that the patent may have been licensed to a private biotechnology company. The Rothenberg patent does not include claims related to gene structure or the specific mutations that give rise to hemochromatosis. However, there can be no assurance that Progenitor and its licensee, SBCL, would be able to market an HH test without obtaining a license to the Rothenberg patent. If such a license is required, there can be no assurance that it may be obtained on commercially reasonable terms.

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

     Products being developed by the Company may conflict with patents which have been or may be granted to competitors, universities or others. Third parties could bring legal actions against the Company claiming patent infringement and seeking damages or to enjoin clinical testing, manufacturing and marketing of the affected product or process. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license, which may not be available, in order to continue to manufacture or market the affected product or use the affected process. The Company also relies upon unpatented proprietary technology and may determine in some cases that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurance can be made that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or disclose such technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. The Company may also conduct research on other pharmaceutical compounds or technologies, the rights to which may be held by, or be subject to, patent rights of third parties and accordingly, if products based on such technologies are commercialized, they may infringe such patents or other rights.

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

     Clinical trials are normally done in three phases. Phase 1 trials are concerned primarily with the safety and preliminary effectiveness of the product. Phase 2 trials are designed primarily to demonstrate effectiveness in treating the disease or condition for which the product is limited, although short-term side effects and risks in people whose health is impaired may also be examined. Phase 3 trials are expanded clinical trials intended to gather additional information on safety and effectiveness needed to clarify the product's benefit-risk relationship, discover less common side effects and adverse reactions, and generate information for proper labeling of the drug, among other things. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. When data is required from long-term use of a drug following its approval and initial marketing, the FDA can require Phase 4, or post-marketing, studies to be conducted.

     With certain exceptions, once successful clinical testing is completed, the sponsor can submit an NDA for approval of a drug or Product License Application ("PLA") for approval of a biologic. The FDA's review of an NDA or PLA is lengthy. In addition, an establishment license application is generally required to be filed with and approved by the FDA for the manufacturing facility for a biologic.

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

     The Company believes that CerAxon and bucindolol may be entitled to patent extension and to five years of market exclusivity, respectively, under the Waxman-Hatch Act. However, there can be no assurance that the Company will be able to take advantage of either the patent term extension or marketing exclusivity provisions or that other parties will not challenge the Company's rights to such exclusivity.

     Foods and Dietary Supplements

     Foods with health-related claims are subject to regulation by the FDA as conventional foods, medical foods, dietary supplements or drugs, and a product's classification will depend, in part, on its intended use as reflected in the claims for the product. InterNutria's products are expected to be regulated as dietary supplements pursuant to the Dietary Supplement Health Education Act of 1994 ("DSHEA") for the dietary management of physiological processes.

     If represented for use in the cure, mitigation, treatment or prevention of disease, a product will be regulated as a drug. If no such claims are made, the product may be regulated as a conventional food or as a dietary supplement. No explicit or implicit claim that "characterizes the relationship" of a nutrient to a "disease or health-related condition" is permitted in food labeling unless the FDA has authorized that claim by regulation or unless the claim has been endorsed by a scientific body of the U.S. Government with official responsibility for public health protection and the FDA receives prior notice of the use of such claim.

     Dietary supplements may bear claims describing the role of nutrient or dietary ingredient intended to affect the structure or function of the body, provided certain requirements (such as substantiation for the claims) are met. These claims need not be authorized by the FDA in a regulation.

      Although the Company believes that Melzone, PMS Escape and ProHydrator, ProEnhancer and Race Day are considered dietary supplements, there can be no assurance that the FDA will not attempt to regulate them as drugs, thereby requiring the filing of NDAs and review and approval by the FDA prior to marketing. In addition, classification of these products as dietary supplements limits the types of claims that can be made in marketing.

     The FDA also regulates the substances that may be included in food products. A substance intended for use as a food or to be added to a food may be marketed only if it is generally recognized among qualified experts as safe for its intended use or if it has received FDA approval for such use in the form of a food additive regulation. If the Company develops a food which is, or which contains, a substance that is not generally recognized as safe or approved by the FDA in a food additive regulation for its intended use, then such approval must be obtained prior to the marketing of the product. The Company will be required to present studies showing, among other things, that the substance is safe for its intended use. Dietary ingredients used in dietary supplements need not be generally recognized as safe, but they may not present a significant or unreasonable risk of illness or injury.

     Progenitor

     The precise regulatory standards to which Progenitor's proposed therapeutic products eventually will be held are uncertain due to the uniqueness of the therapies under development. The Company assumes that Progenitor's therapeutic products will be subjected to clinical testing similar to that of a drug, in addition to other FDA and international approval processes. The Company expects that the majority, if not all, of the therapeutic products developed by Progenitor will be classified by the FDA as biological products.

     Certain of Progenitor's discoveries will be marketed as reference lab services, for example, the hemochromatosis test. While the FDA does not regulate such tests, clinical reference laboratories are subject to the standards required by other laws and regulations, CLIA, the Clinical Laboratory Improvement Act.

     It is possible that certain of the products being developed by Progenitor will be regulated by the FDA as drugs or as medical devices. The FDA approval process for medical devices or diagnostics differs from that for drugs or biologics but may also be expensive and time-consuming. Progenitor's activities may also be subject to guidelines established by the NIH relating to the transfer of recombinant DNA into humans. All such research, including clinical trials, must be approved by the NIH Recombinant DNA Advisory Committee.

     Gene Therapy Regulation

     The NIH has established the NIH Recombinant DNA Advisory Committee (the "RAC") to advise the NIH concerning NIH-supported research involving the use of recombinant DNA. After the protocol has been approved by the local Institutional Review Board and Institutional BioSafety Committee of the institution where the trial is to be conducted, which address issues such as the provision of informed consent by human research subjects and the risks to human subjects in relationship to anticipated benefits of the research, the protocol must be submitted to NIH's Office of Recombinant DNA Activities ("ORDA") for review. A determination is made by ORDA whether a protocol is novel and therefore deserving of full RAC discussion. During a full RAC discussion, all meetings of the RAC are open to the press and public and therefore could subject Progenitor to unfavorable public sentiment regarding human gene therapy products. All NIH-funded protocols involving recombinant DNA must comply with NIH guidelines, but Progenitor intends to comply voluntarily with RAC and NIH guidelines even when, under present policy, it may not be subject to them.

     The FDA has jurisdiction over drug and biological products intended for use in patients. FDA must review and authorize human trials involving gene therapy, whether or not the research is federally funded and regardless of the RAC's recommendations. The FDA requires the submission of an IND application before human trials with new biological drugs can be conducted. Because gene therapy is a novel therapeutic approach, the approval process for clinical trials involving gene therapy is not yet clearly defined. There can be no assurance that Progenitor will be able to comply with future requirements or that its products will be approvable.

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

EMPLOYEES

     As of September 30, 1997, Interneuron and its Subsidiaries had 171 full-time employees, including 68 at Interneuron, 18 at Intercardia, 32 at Transcell, six at InterNutria and 47 at Progenitor. None of the Company's employees is represented by a labor union and Interneuron believes its employee relations are satisfactory. The Company is highly dependent upon certain key personnel and believes its future success will depend in large part on its ability to retain such individuals and attract other highly skilled management, marketing and scientific personnel. See "Risk Factors - Risks Relating to Withdrawal of Redux and Legal Proceedings."

Item 2.  Properties

     The Company leases an aggregate of approximately 43,300 square feet of office space in Lexington, MA. The lease expires in April 2002 and provides for annual rent of approximately $696,000. The Subsidiaries (excluding
Progenitor) are parties to office leases providing for aggregate annual rental of approximately $1,750,000. The Company has guaranteed certain Subsidiaries' obligations under lease arrangements.


Item 3.  Legal Proceedings

     The Company has been named, together with other pharmaceutical companies, as a defendant in approximately 200 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiff's allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen/phen"), causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

     The Company and certain directors and/or officers of the Company have also been named as defendants in several lawsuits filed by alleged purchasers of the Company's Common Stock, purporting to be class actions, claiming among other things that the Company publicly disseminated materially false and misleading statements concerning the prospects and safety of Redux, resulting in the artificial inflation of the Company's Common Stock price during various periods, the earliest commencing December 16, 1996 through September 17, 1997, in violation of the federal securities laws.

     Under certain circumstances, the Company is required to indemnify Servier, Boehringer Ingelheim Pharmaceuticals, Inc. (the contract manufacturer of Redux capsules) and AHP, and the Company is entitled to indemnification by AHP, against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company. Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company may be required to devote significant management time and resources to these actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim was made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's common stock, and may impair the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to commercialize products on a timely and adequate basis and to acquire or obtain rights to additional products, any or all of which may materially adversely affect the Company's business. See "Risk Factors".

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

EXECUTIVE OFFICERS

         The following table sets forth the names and positions of the executive officers of the Company:

         Name                            Age      Position
         ----                            ---      --------

Lindsay A. Rosenwald, M.D.               42       Chairman of the Board of Directors

Glenn L. Cooper, M.D.                    44       President, Chief Executive
                                                  Officer and Director

Mark S. Butler                           51       Executive Vice President, Chief
                                                  Administrative Officer and General
                                                  Counsel

Thomas F. Farb                           41       Executive Vice President, Chief
                                                  Financial Officer and Treasurer

Bobby W. Sandage, Jr., Ph.D.             44       Executive Vice President, Research
                                                  and Development and Chief Scientific
                                                  Officer


     Lindsay A. Rosenwald, M.D. was a co-founder and since February 1989 has been Chairman of the Board of Directors of the Company. Dr. Rosenwald has been the Chairman and President of The Castle Group Ltd., a biotechnology and biopharmaceutical venture capital firm, since October 1991, the Chairman and President of Paramount Capital Investments, LLC, a biotechnology, biomedical and biopharmaceutical merchant banking firm, since 1995, the Chairman and President of Paramount Capital, Inc., an investment banking firm, since February 1992, and the founder, Chairman and President of Paramount Capital Asset Management, Inc. a money management firm specializing in the life sciences industry since June 1994. Dr. Rosenwald received his M.D. from Temple University School of Medicine and his B.S. in Finance from Pennsylvania State University. Dr. Rosenwald is also a director of the following publicly-traded pharmaceutical or biotechnology companies: Atlantic Pharmaceuticals, Inc., Avigen, Inc., BioCryst Pharmaceuticals, Inc., Neose Technologies, Inc., Sparta Pharmaceuticals, Inc., Titan Pharmaceuticals, Inc., VIMRx Pharmaceuticals, Inc. and Xenometrix, Inc. and is a director of a number of privately held companies in biotechnology or pharmaceutical fields.

         Glenn L. Cooper, M.D. has been President, Chief Executive Officer and a director of the Company since May 1993. Dr. Cooper was also Progenitor's President and Chief Executive Officer from September 1992 to June 1994, is a director of each of the Subsidiaries and is currently serving as acting President and Chief Executive Officer of Transcell. Dr. Cooper is a director of Genta Incorporated ("Genta"), a publicly- traded biotechnology company. Prior to joining Progenitor, Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx Pharmaceuticals Corporation from August 1990. Dr. Cooper had been associated with Eli Lilly since 1985, most recently, from June 1987 to July 1990, as Director, Clinical Research, Europe, of Lilly Research Center Limited; from October 1986 to May 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from June 1985 to September 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories. Dr. Cooper received his M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and received his A.B. from Harvard College.

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

         Thomas F. Farb joined the Company in April 1994 as Senior Vice President (and in December 1995 was appointed Executive Vice President), Chief Financial Officer and Treasurer. Prior to joining the Company, from October 1992, Mr. Farb was the Vice President of Finance and Corporate Development of Cytyc Corporation, a public medical device and diagnostics company. From 1989 to October 1992, he was Senior Vice President, Chief Financial Officer and a Director of Airfund Corporation, a commercial aircraft leasing company, and from October 1983 to April 1989, he held various positions at Symbolics, Inc., a computer and software manufacturer, including General Manager of Eastern Operations, Vice President, Finance and Corporate Development and Chief Financial Officer. Mr. Farb received an A.B. from Harvard College. He is a director of HNC Software, Inc. and Redwood Trust, Inc., both public companies.

         Bobby W. Sandage, Jr., Ph.D. joined the Company in November 1991 as Vice President - Medical and Scientific Affairs and was appointed Vice President
- Research and Development in February 1993,

Senior Vice President - Research and Development in February 1994 and Executive Vice President Research and Development and Chief Scientific Officer in December 1995. From February 1989 to November 1991 he was Associate Director, Project Management for the Cardiovascular Research and Development division of DuPont Merck Pharmaceutical Company. From May 1985 to February 1989 he was affiliated with the Medical Department of DuPont Critical Care, most recently as associate medical director, medical development. Dr. Sandage is an adjunct professor in the Department of Pharmacology at the Massachusetts College of Pharmacy. Dr. Sandage received his Ph.D. in Clinical Pharmacy from Purdue University and his B.S. in Pharmacy from the University of Arkansas. He is a director of Aeolus, a subsidiary of Intercardia, and of Genta.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, there were no reports required under Section 16(a)("Section 16(a)") of the Securities Exchange Act of 1934 which were not timely filed during fiscal 1997, except that: (i) an initial report on Form 3 was filed on February 12, 1997 by Dale Ritter, who became a reporting person under Section 16(a) on December 28, 1996, and (ii) reports on Form 4 reporting the exercise of options on February 17, and April 28, 1997 were filed by Harry Gray, a director of the Company, on April 9, and June 4, 1997, respectively.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

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

                                                              High              Low
                                                              ----              ---
Fiscal Year Ended September 30, 1996:

         October 1 through December 31, 1995                  $31 1/4        $11 5/8

         January 1 through March 31, 1996                      38             22 1/2

         April 1 through June 30, 1996                         44 1/2         29 1/2

         July 1 through September 30, 1996                     35 1/2         19 3/4

Fiscal Year Ended September 30, 1997:

         October 1 through December 31, 1996                  $29 3/4        $18 1/2

         January 1 through March 31, 1997                      32 5/8         15 7/8

         April 1 through June 30, 1997                         21 5/8         12 3/4

         July 1 through September 30, 1997                     22             10 7/8

         Approximate Number of Equity Security Holders

         The number of record holders of the Company's Common Stock as of December 22, 1997 was approximately 700. The Company believes that the number of beneficial owners exceeds 16,000.

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

         Recent Sales of Unregistered Securities

         The Company did not issue any securities during the quarter ended September 30, 1997 which were not registered under the Securities Act of 1933, as amended, except as follows:

         In September 1997, the Company and Swiss Bank Corporation, London Branch ("SBC") amended call option transactions relating to Interneuron's Common Stock originally entered into in May 1997. As amended, the Company sold to SBC call options entitling SBC to purchase from the Company at a strike price of $36.00 per share, an aggregate of 2,000,000 shares of Interneuron Common Stock, 1,000,000 shares on each of December 30 and 31, 1999. In exchange, Interneuron purchased call options giving Interneuron the right to purchase from SBC up to a total of 1,240,000 shares of Interneuron Common Stock at a strike price of $14.50. The call options are exercisable only at their maturities, which are December 31, 1997, June 9, 1998, September 21, 1998 and January 11, 1999 each with respect to 310,000 shares, and are subject to caps of $22.50, $29.50, $32.50 and $34.50, respectively.

         Modification to the original options, which consisted of extensions of maturity dates and reductions of the caps and strike prices, resulted in a $500,000 cash payment to the Company. See "Managements Discussion and Analysis of Financial Condition and Results of Operations".

         In September 1997, the Company issued 10,715 shares of Common Stock to Lehman Brothers Holding Inc. in consideration of investment banking services.

Item 6.  Selected Financial Data

         The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with the more detailed financial statements of the Company and the notes thereto which have been audited by Coopers & Lybrand L.L.P., independent accountants, whose report thereon is included elsewhere in this Annual Report on Form 10-K along with said financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                         Fiscal Years Ended September 30,
                  (Amounts in thousands except per share data)

                                                            1993              1994            1995             1996          1997
                                                            ----              ----            ----             ----          ----
Statement of Operations Data:
Revenues:

     Product revenue                                    $        --       $       --      $       --        $  14,162      $ 56,824
     Contract and license fee revenue                        11,584              101           3,463            8,335        11,039
                                                             ------          -------         -------        ---------        ------
     Total revenues                                          11,584              101           3,463           22,497        67,863
                                                          =========          =======         =======         ========        ======

Cost of product revenue                                          --               --              --           11,617        41,496
Research and development expenses                            20,014           17,737          15,168           17,824        50,865
Selling, general and administrative
     expenses                                                 5,242            8,403           7,733           17,167        24,890
Product withdrawal                                               --               --              --               --         7,528
Purchase of in-process research and
     development                                                 --            1,852              --            8,584         3,044
Net loss from operations                                    (13,672)         (27,891)        (19,438)         (32,695)      (59,960)
Investment income, net                                          938              505             894            4,135         8,825
Equity in loss of unconsolidated subsidiary                      --               --              --               --        (9,028)
Net loss                                                    (12,734)         (27,386)        (17,981)         (27,986)      (55,256)
Net loss per common share                                $     (.50)       $   ( .98)      $    (.59)    $       (.76)   $    (1.35)
Weighted average common
        shares outstanding                                   25,492           27,873          30,604           37,004        41,064

                                                         September 30,
                                                    (Amounts in thousands)
Balance Sheet Data:
                                                            1993              1994            1995             1996          1997
                                                            ----              ----            ----             ----          ----
Working capital                                             $19,444          $ 8,577         $25,755         $155,246     $  82,229
Total assets                                                 23,689           18,278          37,516          186,438       152,930
Long-term portion of notes payable
     and capital lease obligations                               --            1,025             782              542         1,734
Total liabilities                                             2,462            8,501          10,486           22,303        43,962
Accumulated deficit                                         (33,426)         (60,811)        (78,792)        (106,778)     (162,034)
Stockholders' equity                                         21,227            9,777          21,392          144,762        96,009


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

General

            Redux

         Product Withdrawal and Legal Proceedings: On September 15, 1997, the Company announced the withdrawal of the weight loss medication Redux . On September 12, 1997, the FDA provided the Company and Wyeth-Ayerst and manufacturers and marketers of phentermine with new, preliminary and summary information (which has recently been updated and revised by the FDA) concerning potential abnormal echocardiogram findings in patients using these drugs. These patients had been treated with Pondimin or Redux for up to 24 months, most often in combination with phentermine. Redux was launched in June 1996.

         These observations presented by the FDA reflected a preliminary analysis of pooled information rather than results of a formal clinical investigation, and are difficult to evaluate because of the absence of matched controls and pretreatment baseline data for these patients. Nevertheless, the Company believes it was prudent, in light of this information, to have withdrawn Redux from the market.

         As reported in the original preliminary information provided by the FDA, abnormal echocardiogram findings were reported in 92 of 291 subjects evaluated. As originally reported, 271 of the 291 patients had taken fenfluramine in combination with phentermine (commonly referred to as the "fen/phen" combination), 11 had taken Redux alone and nine had taken a combination of Redux and phentermine. As originally reported, of the 20 who took Redux alone or in combination with phentermine, six had abnormal echocardiograms, and two of the six took Redux alone.

         The FDA has continued to evaluate the data from the original 291 cases. In a recent update, the FDA has reported to the Company that, revising the originally reported data, of the 291 cases, 15 patients had taken Redux alone and 21 had taken Redux plus phentermine. Of the 15, two patients had abnormal echocardiograms and of the 21, 13 patients had abnormal echocardiograms. The FDA-approved prescribing information (label) for Redux recommended against using Redux in combination with other appetite suppressants. The Company believes, based on industry databases, that over 90% of prescriptions written for Redux were for Redux alone (without a combination with another appetite suppressant).

         Additional adverse event reports of abnormal heart valve findings in patients using Redux or fenfluramine alone or in combination with other weight loss agents continue to be received by Interneuron, Wyeth-Ayerst, and the FDA. These reports have included symptoms such as shortness of breath, chest pain, fainting, swelling of the ankles or a new heart murmur.

         Additional echocardiogram studies are being supported by Wyeth-Ayerst to compare patients who had taken either Redux or the "fen/phen" combination with a matched group of obese patients who did not receive any anti-obesity drugs. These studies are being conducted and will be analyzed by an independent, blinded panel of cardiologists to compare the incidence of significant heart valve abnormalities in treated compared to non-treated groups. In addition, Interneuron has initiated a separate study which will also be analyzed by an independent, blinded panel of cardiologists, that is comparing echocardiograms of patients who took Redux alone to echocardiograms of a control group of patients who did not take any anti-obesity medication to measure the prevalence and severity of abnormal cardiac valvular findings among the two sets of patients. At least an estimated 300 patients will be included in each of the Redux and control groups in the Company-supported study, the costs of which are estimated at up to approximately $4,000,000. A number of other clinical studies relating to the prevalence of abnormal echocardiogram findings in patients who took Redux (and other anti-obesity agents) have been and may be conducted by Wyeth-Ayerst and/or others.

         On November 13, 1997, the U.S. Department of Health and Human Services ("HHS") issued preliminary recommendations for the medical management of people who took Pondimin or Redux. HHS recommended, until more complete information is available, that patients who took either drug should see their physician to determine whether there are signs or symptoms of heart or lung disease and if such person has signs or symptoms of heart or lung disease, such as a new heart murmur or shortness of breath, have an echocardiogram performed; and that physicians strongly consider performing an echocardiogram before a patient who has taken either drug has any invasive procedure for which antibiotic prophylactic treatment is recommended to prevent the development of bacterial endocarditis.

         Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 200 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. The Company has also been named as a defendant in several lawsuits filed by alleged purchasers of the Company's common stock, purporting to be class actions, claiming violation of the federal securities laws.

         Under certain circumstances, the Company is required to indemnify Servier, Boehringer Ingelheim Pharmaceuticals, Inc. (the contract manufacturer of Redux capsules) and AHP, and the Company is entitled to indemnification by AHP, against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company. Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company may be required to devote significant management time and resources to these actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim was made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's common stock, and may impair the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to commercialize products on a timely and adequate basis and to acquire or obtain rights to additional products, any or all of which may materially adversely affect the Company's business. See "Risk Factors".

         Background; Regulatory Approval, Labeling and Safety Issues: Redux (dexfenfluramine) is chemically related to Pondimin (fenfluramine). Fenfluramine is a drug made up of two mirror- image halves - a "right-handed" half (d-isomer) and "left-handed" half (l-isomer) - and dexfenfluramine is the right-handed isomer of fenfluramine (the left-handed half is "levofenfluramine"). Dexfenfluramine alone is a separate drug from the combined dexfenfluramine/levofenfluramine molecule that is fenfluramine.

         Redux received clearance on April 29, 1996 by the FDA for marketing as a twice-daily prescription therapy to treat obesity. The approved indication was for the management of obesity, including weight loss and maintenance of weight loss in patients on a reduced calorie diet who have a body mass index ("BMI") of greater than or equal to 30 kg/m2 or greater than or equal to 27 kg/m2 in the presence of other risk factors, such as hypertension, diabetes and elevated cholesterol. Under license and copromotion agreements, Redux was marketed in the U.S. until its withdrawal by Wyeth-Ayerst and copromoted by the Company.

         Marketing clearance of Redux by the FDA followed a second meeting of the Endocrinologic and Metabolic Advisory Committee (the "Advisory Committee") of the FDA on November 16, 1995 at which time the Advisory Committee recommended, by a vote of 6 to 5, the approval of Redux to treat obesity. The Advisory Committee also recommended, and the Company agreed, that Phase 4, or post-marketing, studies be conducted and that certain labeling guidelines be implemented. Included in the FDA-approved labeling for Redux were references to certain risks that may be associated with dexfenfluramine and which were highlighted during the FDA's review of the drug. One issue relates to whether there is an association between appetite suppressants, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"), a rare but serious lung disorder estimated to occur in the general population at one to two cases per million adults per year. An epidemiologic study conducted in Europe known as IPPHS (International Primary Pulmonary Hypertension Study) examined risk factors for PPH and showed that among other factors, weight reduction drugs, including dexfenfluramine, and obesity itself were associated with a higher risk of PPH. In the final report of IPPHS, published in the New England Journal of Medicine (August 29, 1996), the authors re-classified and included certain previously excluded cases of PPH, resulting in an increase in the estimated yearly occurrence of PPH for patients taking appetite suppressants for greater than three months' duration to be between 23 and 46 cases per million patients per year. The revised labeling for Redux disclosed this revised estimate.

         The FDA-approved labeling for Redux also includes discussion as to whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies conducted by third parties related to this issue purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity. The Company has presented data relating to the lack of neurocognitive effects in patients taking Redux to the FDA and believes that, as demonstrated in human trials, these animal studies are clinically irrelevant to humans because of pharmacokinetic differences between animals and humans and because of the high dosages used in the animal studies. In connection with the approval of Redux, the Company and Wyeth-Ayerst agreed with the FDA to conduct a Phase 4, or post marketing, study with patients taking Redux. Following the withdrawal of Redux, this study was terminated.

         In July 1997, the Mayo Clinic reported observations of heart valve abnormalities in 24 patients taking the combination of Pondimin and phentermine. The Mayo Clinic cases were subsequently reported in an article appearing in the August 28, 1997 issue of The New England Journal of Medicine. This article was accompanied by a letter to the editor from the FDA reporting additional cases of heart valve disease in 28 patients taking the combination of phentermine and fenfluramine, two patients taking fenfluramine alone, four patients taking Redux alone and two patients taking Redux and phentermine.

         Redux Revenues; Charges to Operations: In connection with the market withdrawal of Redux, the Company recorded certain charges to operations aggregating approximately $10,800,000. Of this amount (i) approximately $3,300,000 (included in cost of revenues) related to reserves for inventories of dexfenfluramine drug substance and finished Redux capsules which were deemed to have no net realizable value and (ii) approximately $7,500,000 related to costs or commitments associated with product development, litigation, cessation of production of Redux capsules and other related costs. Total expenses relating to the market withdrawal of Redux may exceed these amounts which are based on current estimates and do not include provisions for liability, if any, arising out of Redux-related litigation or other costs which are not currently determinable.

         The Company does not expect to realize any significant future revenues related to Redux. A significant portion of Interneuron's revenues had previously been derived from Redux sales. The Company anticipates that it will not incur certain previously planned expenses related to the development of a once-a-day formulation of Redux and other activities relating to Redux.

         The Company's revenues relating to Redux were derived primarily from:
(1) royalties paid by AHP to the Company based on the net sales of Redux capsules by AHP to distributors; (2) profit sharing between the Company and AHP on Redux sales by the Company's sales force and financial support of the Company's sales force provided by AHP; and (3) sales of Redux capsules to AHP.

         Under the Company's license agreement with AHP the Company received (i) "base" royalties equal to 11.5% of AHP's net sales (an amount equal to the royalty required to be paid by the Company to Les Laboratoires Servier, a French pharmaceutical company from which the Company obtained U.S. rights to Redux to treat abnormal carbohydrate craving and obesity ("Servier"), and (ii) "additional" royalties based on net sales of Redux by AHP. The Company recognized royalty revenue and associated expense in the fiscal quarter when AHP reported to Interneuron AHP's shipments to distributors. Accordingly, such revenue was reported by the Company in the quarter following actual shipments by AHP.

         Because Redux was scheduled as a controlled substance, and the Company manufactured the finished dosage formulation of the drug the following sets forth the annual additional royalty rates applicable on net sales during fiscal 1997:

                  First $50,000,000                   5.0%
                  Next $100,000,000                   8.0%
                  Over $150,000,000                  10.0%

         Under a three-year copromotion agreement entered into in June 1996 with Wyeth-Ayerst, and to supplement AHP's marketing efforts, the Company had developed an approximately 30- person sales force that promoted Redux to selected diabetologists, endocrinologists, bariatricians, nutritionists and weight management specialists, subject to certain restrictions, in return for a percentage of resulting revenues less certain expenses. Although a portion of the Company's copromotion costs related to the sales force was funded by AHP, the Company incurred substantial additional costs relating to its sales force and in connection with the promotion of Redux.

         Under a manufacturing agreement with Boehringer, Boehringer had manufactured finished dosage formulation of Redux capsules on behalf of the Company for sale to AHP. The Company recognized revenue from the sale of these capsules upon acceptance by AHP, typically 45 days after shipment.

      CerAxon

     The Company's principal product under development is CerAxon (citicoline) and in December 1997 the Company submitted an NDA to the FDA for CerAxon to treat ischemic stroke. Data in the NDA include the results of Phase 3 clinical trials conducted by Interneuron in the U.S., supporting data from a Japanese clinical trial conducted by Takeda Chemical Industries, Ltd. and supportive clinical and post-marketing data from more than 30 countries where citicoline has already been approved. The Company is unable to predict whether or when the NDA for CerAxon will be accepted for filing by the FDA or whether the FDA will grant authorization to market CerAxon in the U.S.

     The Company is also conducting several Phase 3b clinical trials to study CerAxon, two of which are expected to extend into fiscal 1999 (the "Fiscal 1999 Phase 3 Trials"). The Fiscal 1999 Phase 3 Trials are exploring stroke recovery and reduction in infarct size and are expected to enroll up to an aggregate of approximately 800 patients and be completed in fiscal 1999. The Company may initiate further studies beginning in fiscal 1998 or fiscal 1999 to explore areas such as post-stroke learning and memory, combination with thrombolytic therapies and other clinical paradigms such as treatment or prevention of peri-operative strokes and treatment of head trauma.

     As of September 30, 1997, the remaining expenditures of all currently planned clinical trials and related studies and the preparation of the NDA are estimated, based upon current trial protocols, to aggregate approximately $25,000,000. The Company is unable to predict with certainty the costs of any related or additional clinical studies which will depend upon the results of the on-going trials and upon FDA requirements.

         Activase, a thrombolytic agent, is marketed by Genentech, Inc. as a treatment for stroke. This drug is currently labeled for administration within three hours of the onset of a stroke. To the Company's knowledge, Janssen Pharmaceutical NV filed an NDA for a stroke treatment known as Prosynap (lubeluzole), although an FDA advisory committee hearing scheduled to review the drug was recently cancelled. A number of products are in clinical development pursuing an indication for stroke which could also compete with CerAxon. Based on CerAxon clinical data to date, the Company believes CerAxon may be an attractive post-stroke therapy, particularly for moderate to severe strokes, due to its potentially broader, 24-hour post-stroke therapeutic window and its possible use in combination with other therapies.

         Manufacturing and Marketing: The Company is currently evaluating the commercialization strategy for CerAxon, subject to required regulatory approvals. The Company is currently planning to conduct sole direct marketing of the product but may consider a combined marketing strategy which includes contracting with certain companies for the copromotion of the product and/or establishing a contract salesforce for certain market segments. The Company expects that it will be required to expand its sales force by an additional approximately 200 representatives, to hire additional headquarters-based medical, marketing and administrative support personnel and to establish distribution arrangements. In the event the Company markets CerAxon directly, significant funds would be required for manufacturing, distribution, marketing and selling efforts.

         The Company is dependent upon third party suppliers of citicoline bulk compound and finished product for manufacturing in accordance with the Company's requirements and U.S. Good Manufacturing Practices ("GMP") regulations. Supplies of citicoline finished products used for clinical purposes have been produced on a contract basis by a third party manufacturer. The Company is subject to an agreement with Grupo Ferrer ("Ferrer"), a Spanish pharmaceutical company which licensed certain patent rights relating to citicoline to the Company, requiring the Company to purchase citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. To date, Ferrer's manufacturing facility has not been inspected by the FDA for a U.S. marketed product, but is expected to undergo such an inspection in conjunction with the FDA's review of the CerAxon NDA submitted by the Company. There can be no assurance the Company can or will establish on a timely basis, or maintain, manufacturing capabilities of bulk compound and finished product required to obtain regulatory approval of CerAxon or that any facilities used to produce citicoline will have complied, or will be able to maintain compliance, with GMP. See "Risk Factors -- Uncertainties Relating to CerAxon" and "Funding Requirements".

      The Company licensed from Ferrer certain patent and know how rights in the United States and Canada relating to the use of citicoline in exchange for a royalty equal to 6% of the Company's net sales of CerAxon.

Results of Operations

Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

      Total revenues increased $45,366,000, or 202%, to $67,863,000 in fiscal 1997 from $22,497,000 in fiscal 1996 reflecting product revenue of $56,824,000, primarily from a full year of Redux sales, and $11,039,000 of contract and license fee revenue.

      Product revenue increased $42,662,000, or 301%, to $56,824,000 in fiscal 1997 from $14,162,000 in fiscal 1996. This increase includes a $29,485,000 increase in Redux royalty revenue to $34,968,000 in fiscal 1997 from $5,483,000 in fiscal 1996 and a $12,387,000 increase in sales of Redux capsules and dexfenfluramine drug substance to $20,697,000 in fiscal 1997 from $8,310,000 in fiscal 1996 reflecting a full year of Redux sales compared to approximately one fiscal quarter of Redux sales in fiscal 1996. Fiscal 1998 product revenue is expected to decrease substantially as a result of the market withdrawal of Redux in September 1997. See Note H of Notes to Consolidated Financial Statements.

      Contract and license fee revenue increased $2,704,000, or 32%, to $11,039,000 in fiscal 1997 from $8,335,000 in fiscal 1996. This increase primarily reflects initial payments received pursuant to the Merck Agreement, a full year of revenues derived under the Copromotion Agreement with AHP compared to approximately one fiscal quarter of such revenues in fiscal 1996, and the initial license fee received from Lilly, partially offset by reduced revenue from Intercardia's bucindolol-related license agreements.

      Total costs and expenses increased $72,631,000, or 132%, to $127,823,000 in fiscal 1997 from $55,192,000 in fiscal 1996. Cost of product revenue, primarily attributable to Redux, increased $29,879,000, or 257%, to $41,496,000 in fiscal 1997 from $11,617,000 in fiscal 1996 and constituted 41% of the increase in total costs and expenses. Included in cost of product revenue is approximately $3,300,000 related to reserves for inventories which were deemed to have no net realizable value after the withdrawal of Redux. Research and development expenses increased substantially in fiscal 1997 from fiscal 1996 primarily reflecting increased costs related to the development of, and NDA preparation for, CerAxon and a $10,000,000 accrual related to Intercardia's contractual obligation to Astra Merck. In addition, the Company incurred charges to operations aggregating approximately $7,500,000 relating to the market withdrawal of Redux. See Note H of Notes to Consolidated Financial Statements. Cost of product revenue during fiscal 1998 will reflect reduced costs associated with Redux as a result of the market withdrawal of Redux offset in part by increased costs associated with InterNutria's national launch of PMS Escape, which commenced in September 1997.

     Research and development expenses increased $33,041,000, or 185%, to $50,865,000 in fiscal 1997 from $17,824,000 in fiscal 1996. Increased research and development expenses resulted primarily from the conduct of two phase 3 clinical trials and NDA preparation for CerAxon and Intercardia's accrual in fiscal 1997 of its $10,000,000 commitment to be paid to Astra Merck in December 1997. In fiscal 1997, the Company and AHP had commenced development of a sustained release formulation of Redux and incurred related clinical development costs and paid license fees to Servier. This development program terminated as a result of the Redux withdrawal. Additional expenses were incurred by Transcell pursuant to its increased carbohydrate chemistry development activities and by the other Subsidiaries on their technologies and products.

     Selling, general and administrative expenses increased $7,723,000, or 45%, to $24,890,000 in fiscal 1997 from $17,167,000 in fiscal 1996. Increased sales and marketing expenses were incurred by Interneuron in fiscal 1997 as a result of maintaining its approximately 30 person salesforce for the copromotion of Redux for the full 1997 fiscal year compared to approximately one fiscal quarter in fiscal 1996, and by InterNutria for the test-marketing of PMS Escape and preliminary marketing efforts for its sports supplements. Increased facilities expenses were incurred by Interneuron and Transcell related to their respective moves into expanded facilities in late fiscal 1997. Also, the Company's growth has resulted in increased numbers of employees and additional administrative, consulting, insurance and payroll-related costs. Partially offsetting these increased expenses is a reduction in Progenitor expenses resulting from a non-recurring fiscal 1996 charge for expenses relating to its then-postponed IPO and its inclusion in the Company's consolidated statement of operations until mid August 1997 as a result of the Progenitor IPO. See Note N of Notes to Consolidated Financial Statements. InterNutria is expected to incur substantial increases in selling and marketing expenses in Fiscal 1998 due to its September 1997 national launch of PMS Escape. Subsequent to the market withdrawal of Redux, the Company's sales force has been promoting PMS Escape, a dietary supplement marketed by InterNutria.

     Purchase of in-process research and development decreased $5,540,000, or 65%, to $3,044,000 in fiscal 1997 from $8,584,000 in fiscal 1996. Fiscal 1997 expenses primarily reflected charges from the Company's open-market purchases of Intercardia common stock and fiscal 1996 expenses primarily reflected charges from the Company's acquisitions of the 20% of CPEC not owned by Intercardia and of the technology and know-how to produce a specially- formulated dietary supplement for women's use during their premenstrual period leading to the product PMS Escape. Both fiscal 1996 acquisitions that resulted in charges for in-process research and development were made primarily in exchange for Interneuron Common Stock which did not require the use of cash.

     Investment income, net of interest expense, increased $4,690,000, or 113%, to $8,825,000 in fiscal 1997 from $4,135,000 in fiscal 1996 primarily due to significantly higher invested balances of cash, cash equivalents and marketable securities resulting primarily from funds received from public offerings in fiscal 1996 by Interneuron and Intercardia.

     Equity in net loss of unconsolidated subsidiary of $9,028,000 reflects the Company's equity in the net loss of Progenitor, an unconsolidated subsidiary, subsequent to the Progenitor IPO in mid August 1997, and includes approximately $7,800,000 relating to the Company's equity in Progenitor's charge for acquired in-process research and development resulting from Progenitor's acquisition of Mercator. Results of Progenitor's operations prior to the Progenitor IPO are included in the Company's Consolidated Statements of Operations. See Note N of Notes to Consolidated Financial Statements.

     The allocation of losses from certain consolidated subsidiaries to their respective minority stockholders increased $4,333,000 to $4,907,000 in fiscal 1997 from $574,000 in fiscal 1996 substantially due to the increased Intercardia loss resulting primarily from the $10,000,000 fiscal 1997 accrual pertaining to Intercardia's commitment to Astra Merck.

     Net loss increased $27,270,000, or 97%, to ($55,256,000) in fiscal 1997 from ($27,986,000) in fiscal 1996. Net loss per share increased to ($1.35) in fiscal 1997 from ($.76) in fiscal 1996 also reflecting an increase in weighted shares outstanding to 41,064,000 in fiscal 1997 from 37,004,000 in fiscal 1996 resulting from additional equity issuances.

     As a result of the adoption of the Company's 1997 Equity Incentive Plan and in connection with the granting of Restricted Stock Awards thereunder in November 1997 (see Note O of Notes to Consolidated Financial Statements), the Company expects to incur noncash charges aggregating approximately $15,500,000 of which approximately $11,000,000 is expected to be incurred in fiscal 1998 and the remainder through fiscal 2000. In addition, the Company will incur charges to operations in connection with the proposed acquisition by Intercardia of Transcell, currently estimated to range from approximately $6,000,000 to $8,000,000 in the period in which the closing occurs, and future charges relating to certain option grants in connection with the acquisition. The Company will allocate a portion of such charges to minority interest.

Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995

     Total revenues increased $19,034,000 to $22,497,000 in fiscal 1996 from $3,463,000 in fiscal 1995 reflecting $14,162,000 in product revenue (primarily from initial sales of Redux) and $8,335,000 in contract and license fee revenue.

     Product revenue of $14,162,000 in fiscal 1996 consisted primarily of $8,348,000 of sales of Redux capsules and dexfenfluramine drug substance to AHP and $5,488,000 of total royalties received by Interneuron from AHP based upon AHP-reported net sales of Redux for the quarter ended June 30, 1996. See Note B of Notes to Consolidated Financial Statements.

     Contract and license fee revenue increased $4,872,000, or 141%, to $8,335,000 in fiscal 1996 from $3,463,000 in fiscal 1995. This increase reflects primarily $5,000,000 received by Intercardia pursuant to the Astra Merck Collaboration, revenues derived under the copromotion agreement with AHP to support Interneuron's sales force and a milestone payment from AHP paid upon the marketing approval of Redux. Partially offsetting these increases is a net reduction of $2,000,000 pertaining to payments made to Progenitor in fiscal 1995 pursuant to Progenitor's license agreement with Chiron.

     Total costs and expenses increased $32,291,000 or 141%, to $55,192,000 in fiscal 1996 from $22,901,000 in fiscal 1995. For the first time, during fiscal 1996, the Company incurred cost of product revenue, aggregating $11,617,000 and representing 36% of the increase in total costs and expenses. Cost of product revenue consisted primarily of cost of Redux capsules and dexfenfluramine drug substance sold to AHP and royalties paid to Servier on total net sales of Redux. The Company also incurred charges of $8,584,000 relating to the purchase of in-process research and development, which represented 27% of the increase in total costs and expenses. The charges for the purchase of in-process research and development, of which $8,098,000 was noncash, related primarily to (i) Interneuron's acquisition of the remaining 20% of CPEC not owned by Intercardia in exchange for the issuance of 342,792 shares of Interneuron Common Stock and
(ii) the Company's acquisition of technology and know-how to produce a specially-formulated dietary supplement for women's use during their pre-menstrual period (PMS Escape) in exchange for the issuance of Interneuron Common Stock in December 1996 and 1997. See Note M of Notes to Consolidated Financial Statements.

     Research and development expenses increased $2,656,000, or 18%, to $17,824,000 in fiscal 1996 from $15,168,000 in fiscal 1995. This increase is due primarily to increased license fees, patent expenses and milestones related to certain products in various stages of development and increased product development expenses relating to antioxidant small molecules, Melzone, PMS Escape and other products and compounds. Research and development expenses in fiscal 1996 of $17,824,000 was comprised primarily of Interneuron's costs to develop citicoline, dexfenfluramine and pagoclone and the subsidiaries' costs to develop their technologies, including Intercardia's efforts to develop bucindolol.

     Selling, general and administrative expense increased $9,434,000, or 122%, to $17,167,000 in fiscal 1996 from $7,733,000 in fiscal 1995. These increase reflects increased expenses from the Subsidiaries, including the addition of management personnel by Intercardia and InterNutria, costs relating to InterNutria's commencement of a regional test launch of PMS Escape and related sales, marketing and public relations expenses and costs relating to a proposed initial public offering by Progenitor. During the quarter ended June 30, 1996, Interneuron hired an approximately 30 person sales force to copromote Redux along with Wyeth-Ayerst and incurred related hiring and carrying costs.

     Investment income, net increased $3,241,000, or 363%, to $4,135,000 in fiscal 1996 from $894,000 in fiscal 1995. This increase is due to substantially higher weighted average invested cash balances resulting primarily from proceeds from Interneuron's and Intercardia's public offerings and the exercise of Interneuron's Class B Warrants and other warrants and options.

     Net loss increased $10,005,000 or 56%, to ($27,986,000) in fiscal 1996 from ($17,981,000) in fiscal 1995. Net loss per share increased to ($0.76) in fiscal 1996 from ($0.59) in fiscal 1995. Weighted average common shares increased in the fiscal 1996 periods reflecting additional equity issuances.

     The Company from time to time explores various technology, product or company acquisitions and/or business combinations or financing opportunities and is currently engaged in discussions relating to such opportunities. Any such initiatives may involve the issuance of shares of Interneuron's Common Stock or other securities and/or cash and financial commitments for licensing fees and/or to fund product development, either of which may adversely affect the Company's consolidated financial condition or results of operations.

Liquidity and Capital Resources

      Cash, Cash Equivalents and Marketable Securities

     At September 30, 1997, the Company had consolidated cash, cash equivalents and marketable securities aggregating $140,052,000 (of which approximately $37,000,000 is held by Intercardia) compared to $169,608,000 at September 30, 1996. The primary components of this decrease were approximately $19,897,000 used by operating activities and approximately $10,500,000 used for open-market purchases of Interneuron Common Stock and Intercardia common stock and purchases of Progenitor IPO Units. See Notes I and N of Notes to Consolidated Financial Statements.

     Clinical Studies

     The Company is expending substantial amounts for the development and regulatory approval of CerAxon and, in December 1997 submitted an NDA to the FDA relating to CerAxon, as discussed under "CerAxon".

     The Company is also incurring substantial costs to develop pagoclone for which a Phase 2/3 trial commenced in November 1996. The Company designates a trial as Phase 2/3 if it is a well-controlled trial which the Company may utilize, depending upon results, as either a pivotal or supporting trial in an NDA submission. The Company currently estimates the total costs of certain clinical studies, license fees to Rhone-Poulenc Rorer Pharmaceuticals, Inc., and NDA preparation for pagoclone to be approximately $40,000,000, which will be incurred over approximately the next three years. The Company is unable to predict with certainty the costs of any related or additional studies which may be required by the FDA, whether any such clinical trials will be successful or result in FDA approval of the product. Further, in the event the Company markets pagoclone directly, significant additional funds would be required for manufacturing, distribution and selling efforts.

     In December 1996, the Company entered into an agreement with Algos Pharmaceutical Corporation to collaborate in the development and commercialization of LidodexNS, which combines two drugs that are currently marketed for other indications. This combination product is in pre-clinical development for the acute intra-nasal treatment of migraine headaches. The development of this and other products, including those which may be acquired by the Company in the future will require substantial additional funds.

     There can be no assurance that results of any on-going current or future preclinical or clinical trial will be successful, that additional trials will not be required, that any drug under development will receive FDA approval in a timely manner or at all, or that such drug could be successfully manufactured in accordance with good manufacturing practice regulations or marketed in a timely manner or at all, any of which could materially adversely affect the Company.

           Analysis of Cash Flows

      Cash used by operating activities during fiscal 1997 of $19,897,000 consisted primarily of a net loss of $55,256,000, $4,907,000 from the Company's allocation of subsidiaries' net losses/income to their respective minority stockholders, $2,234,000 relating to the allocation of a portion of the cost of the Company's open-market purchases of Intercardia common stock to the purchase of in-process research and development, $9,028,000 from the Company's equity in the net loss of Progenitor subsequent to the Progenitor IPO in mid August 1997, and net changes in assets and liabilities of approximately $27,000,000.

     Cash used by investing activities of $70,281,000 during fiscal 1997 consisted primarily of net purchases of marketable securities of $60,440,000, purchases of property and equipment of $3,273,000 and the Company's $2,951,000 open-market purchases of Intercardia common stock and $3,500,000 purchase of Progenitor IPO Units.

     Cash provided by financing activities of $97,000 during fiscal 1997 consisted primarily of inflows of $2,819,000 from issuances of common and treasury stock and $1,636,000 from sales and leasebacks of fixed assets essentially offset by $3,978,000 used to purchase treasury stock.

      Other

      Treasury Stock and Share Repurchases: In March 1997, the Company announced that its Board of Directors had authorized it to repurchase from time to time through open-market transactions up to 1,500,000 shares of the Company's Common Stock. As of September 30, 1997, the Company had repurchased 217,500 shares, for an aggregate purchase price of approximately $3,978,000, of which 147,017 shares were re-issued pursuant to stock option and warrant exercises and an employee stock purchase plan. The Company did not repurchase any shares of the Company's Common Stock in the fourth quarter of fiscal 1997.

      Open-Market Purchases of Intercardia Common Stock: In February 1997, the Company announced that its Board of Directors had authorized it to purchase from time to time through open-market transactions up to 200,000 shares of the common stock of Intercardia. As of September 30, 1997, the Company had purchased 129,400 shares of Intercardia common stock, for an aggregate purchase price of approximately $2,951,000, of which approximately $2,234,000 was recorded as purchase of in-process research and development in Fiscal 1997. As a result of these purchases, the Company's ownership of Intercardia increased from approximately 60% at September 30, 1996 to approximately 61% at September 30, 1997 based upon the number of outstanding shares of Intercardia at such dates. The Company did not purchase any shares of Intercardia common stock in the fourth quarter of fiscal 1997.

     Call Options: In May 1997, the Company purchased in private transactions from Swiss Bank Corporation, London Branch ("SBC") capped call options, which were modified in September 1997, on Interneuron Common Stock. As modified, these call options give Interneuron the right to purchase from SBC up to a total of 1,240,000 shares of Interneuron Common Stock at a strike price of $14.50. The call options are exercisable only at their maturities, which are December 31, 1997, June 9, 1998, September 21, 1998 and January 11, 1999 each with respect to 310,000 shares, and are subject to caps of $22.50, $29.50, $32.50 and $34.50, respectively, which limit the potential economic benefit to the Company of these call options if exercised. The call options which the Company purchased may be settled, if exercised, with cash or Common Stock in an amount equal to the difference between the strike price and the market price, determined over a specified valuation period, subject to the caps. Under certain circumstances, the Company may delay the expiration date of these call options for the payment of additional consideration to SBC.

     In exchange for the purchases of these call options, in lieu of cash purchase prices, the Company sold to SBC call options entitling SBC to purchase from the Company at a strike price of $36.00 per share, an aggregate of 2,000,000 shares of Interneuron Common Stock, 1,000,000 shares on each of December 30 and 31, 1999. Modification to the original options, which consisted of extensions of maturity dates and reductions of the caps and strike prices, resulted in a $500,000 cash payment to the Company reflected as a credit to additional paid-in capital. The Company will have the right to settle these call options with cash or stock, subject to certain conditions. If exercised, the Company expects to settle the call options that it sold through issuances by the Company to SBC of up to an aggregate of 2,000,000 shares of Interneuron Common Stock, subject to the effectiveness of a registration statement covering the resale of these shares delivered. Because the Company has the ability to settle call options through issuance or receipt of Common Stock, the Company has accounted for the original purchases and sales of these call options as equivalent and offsetting noncash equity transactions. Any gains realized from purchased call options will be reflected in additional paid-in capital.

     SBC has advised that it has engaged, and may engage, in transactions, including buying and selling shares of the Company's Common Stock, to offset its risk relating to the options. Purchases and sales could affect the market price of the Company's Common Stock.

     Recent Accounting Pronouncements: The Company will adopt SFAS No. 128 "Earnings Per Share" ("SFAS No. 128"), in the fiscal quarter ending December 31, 1997. SFAS No. 128 requires the company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. Management does not believe there will be a material impact from the adoption of SFAS No. 128.

     The Company will adopt SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), in the fiscal year ending September 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management has not determined the effect of adopting SFAS No. 130.

     The Company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), in the fiscal year ending September 30, 1999. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management has not determined the effect of adopting SFAS No. 131.

     General: The Company's business strategy includes evaluation of various technologies, product or company acquisitions, licensing and/or financing opportunities (including private placements and initial and follow-on equity offerings) and the Company and certain of its subsidiaries are currently engaged in discussions relating to such opportunities. Any such initiatives may involve the issuance of securities of Interneuron or its subsidiaries and/or financial commitments and would result in increased expenses, on a consolidated basis.

     While the Company believes it has sufficient cash for the next 12 months, it may seek additional funds through other equity and/or debt financings and corporate collaborations to provide working capital. Further, the Company may require additional funds for the manufacturing and marketing of CerAxon and, if such funds are not available, the Company may be required to delay product launch, reduce launch and marketing efforts, or enter into a corporate collaboration, any of which may result in the Company generating less revenue and eventually, reduced profitability from CerAxon than if the Company were able to launch the product on a timely basis and conduct sole marketing. As a result of the uncertainties and costs associated with the Redux-related litigation and other factors generally affecting the ability to raise additional funds, there can be no assurance that the Company will be able to obtain additional financing to satisfy cash requirements or that if available, any financing will be on terms favorable to the Company.

     In addition, certain subsidiaries are exploring various financings (including issuances of securities of the subsidiaries, possibly in combination with securities of Interneuron, in public offerings or private placements), collaborations or business combinations. If such efforts are not successful, certain activities at these subsidiaries may be reduced.

     Although Interneuron may acquire additional equity in subsidiaries through participation in financings, purchases from third parties, including open market purchases and conversion of intercompany debt, equity financings by a subsidiary will likely reduce Interneuron's percentage ownership of that subsidiary and funds held by the subsidiaries will not be available to Interneuron. The Company's goal is for its subsidiaries to establish independent operations and financing through corporate alliances, third-party financings, mergers or other business combinations, with Interneuron generally retaining an ongoing equity interest. The nature of any such transaction is expected to vary depending on the business and capital needs of each subsidiary and the state of development of their respective technologies or products.

     Subsidiaries

     Interneuron is currently funding operations of Transcell and InterNutria and had funded the operations of Progenitor through the closing of the Progenitor IPO. See Note N of Notes to Consolidated Financial Statements. In the event the Proposed Transcell Acquisition is completed, the costs of Transcell's operations will be assumed by InterCardia. Expenses of the Subsidiaries, including those required under collaboration agreements, constitute a significant part of the Company's overall expenses. The Subsidiaries' portion of consolidated research and development and selling, general and administrative expenses in fiscal 1997 and 1996 was approximately 49% and 56%, respectively.

     Intercardia

     Pursuant to the Astra Merck Collaboration, Intercardia agreed to pay Astra Merck $10,000,000 in December 1997 and up to $11,000,000 for one-third of product launch costs for bucindolol incurred beginning when Intercardia files an NDA with the FDA for the twice- daily formulation of bucindolol and continuing through the first 12 months subsequent to the first commercial sale of the twice-daily formulation. See Note L of Notes to Consolidated Financial Statements. At September 30, 1997, Intercardia accrued as an expense and reflected as a liability the $10,000,000 payment made to Astra Merck in December 1997. In the event Intercardia elects not to make any of these payments, the royalties payable by Astra Merck to Intercardia would be substantially reduced. There can be no assurance of the success of the Beta-blocker Evaluation of Survival Trial (the "BEST Study") or that bucindolol will be successfully commercialized. A substantial portion of the bucindolol development costs are being assumed and paid by the National Institutes of Health, the Department of Veterans Affairs, Astra Merck and Knoll.

     Pursuant to the Knoll Collaboration, Intercardia is responsible for approximately 40% of the development and marketing costs of bucindolol in the Territory, which includes all countries other than the United States and Japan, subject to certain maximum dollar limitations. See Note L of Notes to Consolidated Financial Statements. The Company's portion of development and clinical trial costs for the Territory is estimated to be up to $10,000,000. Intercardia is also responsible for approximately 40% of the once-a-day development costs which relate to development solely for the Territory and approximately 67% of once-a-day development costs which have a worldwide benefit.

     In May 1997, the FDA approved the use in the United States of Coreg (carvedilol), a competitive drug being developed by SmithKline Beecham, for the treatment of congestive heart failure. SmithKline Beecham is currently marketing Coreg in the United States and a number of other countries. The Company is unable to predict the impact of this product on bucindolol, if bucindolol is approved by the FDA.

      Progenitor

      In August 1997, Progenitor completed an initial public offering of 2,750,000 units, plus an additional 125,000 units resulting from a partial exercise of the underwriters' over allotment option, at $7.00 per unit, each unit consisting of one share of Progenitor common stock and one five-year warrant to purchase one share of Progenitor common stock at $10.50 per share (the "Progenitor IPO"). The Progenitor IPO resulted in net proceeds to Progenitor of approximately $17,200,000. Interneuron purchased 500,000 units of the Progenitor IPO for a total of $3,500,000. Concurrent with the Progenitor IPO, Progenitor sold 1,023,256 shares of Progenitor common stock to Amgen pursuant to a stock purchase agreement for a purchase price of $4,500,000 in cash and a $1,000,000 promissory note. Concurrent with the closing of the Progenitor IPO, Progenitor completed an acquisition (the "Mercator Acquisition") with Mercator Genetics, Inc. ("Mercator") for an aggregate purchase price of approximately $24,000,000, including related transaction costs, paid with the issuance of approximately 3,443,000 shares of Progenitor common stock, plus the assumption of Mercator liabilities, forgiveness of debt relating to advances made by Progenitor to Mercator and the issuance of stock options and warrants. Interneuron's ownership in Progenitor's outstanding capital stock decreased from approximately 76% at September 30, 1996 to approximately 37% at September 30, 1997 principally due to the Progenitor IPO and the Mercator Acquisition. As a result of the Company's decreased percentage of ownership in Progenitor, as of the date of the Progenitor IPO and Mercator Acquisition, the Company ceased consolidating the financial statements of Progenitor and commenced including Progenitor in the Company's financial statements using the equity method of accounting.

      In connection with the Mercator Acquisition, Progenitor incurred charges to operations in fiscal 1997 related to the purchase of in-process research and development. For the fiscal year ended September 30, 1997, approximately $7,800,000 of these charges are included in equity in net loss of unconsolidated subsidiary of $9,028,000, based on the Company's ownership interest in Progenitor. As a result of the Progenitor IPO and Interneuron's purchase of 500,000 units thereof, Interneuron recognized a gain on its investment in Progenitor of approximately $7,291,000 which has been recorded as an increase in the Company's additional paid-in capital. At September 30, 1997, the Company's investment in Progenitor is reflected in investment in unconsolidated subsidiary at $4,040,000. In connection with the Progenitor IPO, Interneuron contributed outstanding intercompany loans to Progenitor's capital.

      Transcell

      Merck Agreement: In July 1997, Transcell and Interneuron entered into a Research Collaboration and Licensing Agreement with Merck & Co., Inc. ("Merck") to discover and commercialize certain novel antibacterial agents. Merck has an option to extend the field of the collaboration and license to include all antibacterial pharmaceutical products. Merck made initial payments totaling $2,500,000 of which $1,500,000 was recognized as license fee revenue in fiscal 1997 and $1,000,000 is being recognized as license fee revenue ratably over the estimated twelve month option period commencing in July 1997. Additionally, Merck agreed to provide research support for the first two years of the agreement and make payments based upon achievement of certain defined clinical development and regulatory milestones and pay royalties based upon net sales of products resulting from the collaboration. Certain of the rights licensed to Merck are based on exclusive licenses or rights held by Transcell and Interneuron from Princeton University, which will be entitled to varying percentages of certain payments and royalties received from Merck.

      Proposed sale of Transcell to Intercardia: On November 5, 1997, Intercardia, Interneuron and Transcell, a majority-owned subsidiary of Interneuron, entered into a letter of intent ("Letter of

Intent") relating to the proposed acquisition by Intercardia of Transcell and certain related technology rights owned by Interneuron (the "Proposed Transcell Acquisition") in exchange for Intercardia common stock with an aggregate market value as of November 5, 1997 of approximately $15,000,000 and the issuance of options to purchase Intercardia common stock to Transcell employees and consultants, with an aggregate market value as of November 5, 1997 of approximately $3,000,000 to $4,000,000. The Proposed Transcell Acquisition is subject to final due diligence, execution of definitive agreements and approval by Transcell and Intercardia stockholders. In connection with the Proposed Transcell Transaction, Intercardia and Interneuron will incur charges to operations during the period in which the Closing occurs currently estimated to range from approximately $6,000,000 to $8,000,000 and will incur additional future charges relating to certain stock options to be issued pursuant to the Proposed Transcell Transaction. The Company will allocate a portion of such charges to minority interest. See Note O of Notes to Consolidated Financial Statements.

         InterNutria

         InterNutria recently concluded a preliminary analysis of data from a clinical evaluation of PMS Escape and commenced a national launch of PMS Escape in September 1997. Selling and marketing costs associated with this launch are estimated to be approximately $13,000,000 through early 1998 and are being funded by Interneuron. InterNutria currently has an approximately 43-person sales force, retained on a contract basis, targeting obstetricians and gynecologists, as well as retail accounts. In addition, Interneuron's sales force, numbering approximately 25, is currently under contract to InterNutria in connection with the national marketing of PMS Escape. Any broader commercial marketing, including distribution and order fulfillment, is similarly expected to be conducted on a contract basis. The Company anticipates that, at least through fiscal 1998, it will not generate sufficient revenues from this product to offset related costs.

Item 8.  Financial Statement and Supplementary Data

         The response to this item is included in a separate section of this Report. See Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial
                Disclosure

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

RISK FACTORS

         Risks Relating to Withdrawal of Redux and Legal Proceedings. Product
Withdrawal: On September 15, 1997, the Company announced the withdrawal of the weight loss medication, Redux. Simultaneously, Wyeth-Ayerst announced withdrawal of the weight loss medication Pondimin. On September 12, 1997, the FDA provided the Company and Wyeth-Ayerst and manufacturers and marketers of phentermine with new, preliminary and summary information (which has recently been updated and revised by the FDA) concerning potential abnormal echocardiogram findings in patients using these drugs. These patients had been treated with fenfluramine or Redux for up to 24 months, most often in combination with phentermine. Redux was launched in June 1996.

         These observations presented by the FDA reflected a preliminary analysis of pooled information rather than results of a formal clinical investigation, and are difficult to evaluate because of the absence of matched controls and pretreatment baseline data for these patients. Nevertheless, the Company believes it was prudent, in light of this information, to have withdrawn Redux from the market.

         As reported in the original preliminary information provided by the FDA, abnormal echocardiogram findings were reported in 92 of 291 subjects evaluated. As originally reported, 271 of the 291 patients had taken fenfluramine in combination with phentermine (commonly referred to as the "fen/phen" combination), 11 had taken Redux alone and nine had taken a combination of Redux and phentermine. As originally reported, of the 20 who took Redux alone or in combination with phentermine, six had abnormal echocardiograms, and two of the six took Redux alone.

         The FDA has continued to evaluate the data from the original 291 cases. In a recent update, the FDA has reported to the Company that revising the originally reported data, of the 291 cases, 15 patients had taken Redux alone and 21 had taken Redux plus phentermine. Of the 15, two patients had abnormal echocardiograms and of the 21, 13 patients had abnormal echocardiograms. The FDA-approved prescribing information (label) for Redux recommended against using Redux in combination with other appetite suppressants.

         Additional adverse event reports of abnormal heart valve findings in patients using Redux or fenfluramine alone or in combination with other weight loss agents continue to be received by Interneuron, Wyeth-Ayerst, and the FDA. These reports have included symptoms such as shortness of breath, chest pain, fainting, swelling of the ankles or a new heart murmur.

         Additional echocardiogram studies are being supported by Wyeth-Ayerst to compare patients who had taken either Redux or the "fen/phen"combination with a matched group of obese patients who did not receive any anti-obesity drugs. These studies are being conducted and will be analyzed by an independent, blinded panel of cardiologists to compare the incidence of significant heart valve abnormalities in treated compared to non-treated groups. In addition, Interneuron has initiated a separate study that will be analyzed by an independent, blinded panel of cardiologists, that is comparing echocardiograms of patients who took Redux alone to echocardiograms of a control group of patients who did not take any anti-obesity medication to measure the prevalence and severity of abnormal cardiac valvular findings among the two sets of patients. An estimated 300 patients will be included in each of the Redux and control groups of the Company-supported study, the costs of which are estimated at up to approximately $4,000,000. A number of other clinical studies relating to the prevalence of abnormal echocardiogram findings in patients who took Redux (and other anti-obesity agents) have been and may be conducted by Wyeth-Ayerst and/or others.

     On November 13, 1997, the U.S. Department of Health and Human Services ("HHS") issued preliminary recommendations for the medical management of people who took Pondimin or Redux. HHS recommended, until more complete information is available, that patients who took either drug should see their physician to determine whether there are signs or symptoms of heart or lung disease and if such person has signs or symptoms of heart or lung disease, such as a new heart murmur or shortness of breath, have an echocardiogram performed; and that physicians strongly consider performing an echocardiogram before a patient who has taken either drug has any invasive procedure for which antibiotic prophylactic treatment is recommended to prevent the development of bacterial endocarditis.

     Background; Regulatory Approval, Labeling and Safety Issues: Redux (dexfenfluramine) is chemically related to Pondimin (fenfluramine). Fenfluramine is a drug made up of two mirror- image halves - a "right-handed" half (d-isomer) and "left-handed" half (l-isomer) - and dexfenfluramine is the right-handed isomer of fenfluramine (the left-handed half is "levofenfluramine"). Dexfenfluramine alone is a separate drug from the combined dexfenfluramine/levofenfluramine molecule that is fenfluramine.

     Redux received clearance on April 29, 1996 by the FDA for marketing as a twice-daily prescription therapy to treat obesity. The approved indication was for the management of obesity, including weight loss and maintenance of weight loss in patients on a reduced calorie diet who have a body mass index ("BMI") of greater than or equal to 30 kg/m2 or greater than or equal to 27 kg/m2 in the presence of other risk factors, such as hypertension, diabetes and elevated cholesterol. Under license and copromotion agreements, Redux was marketed until its withdrawal in the U.S. by Wyeth-Ayerst and copromoted by the Company.

     Marketing clearance of Redux by the FDA followed a second meeting of the Endocrinologic and Metabolic Advisory Committee (the "Advisory Committee") of the FDA on November 16, 1995 at which time the Advisory Committee recommended, by a vote of 6 to 5, the approval of Redux to treat obesity. The Advisory Committee also recommended, and the Company agreed, that Phase 4, or post-marketing, studies be conducted and that certain labeling guidelines be implemented. Included in the FDA-approved labeling for Redux were references to certain risks that may be associated with dexfenfluramine and which were highlighted during the FDA's review of the drug. One issue relates to whether there is an association between appetite suppressants, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"), a rare but serious lung disorder estimated to occur in the general population at one to two cases per million adults per year. An epidemiologic study conducted in Europe known as IPPHS (International Primary Pulmonary Hypertension Study) examined risk factors for PPH and showed that among other factors, weight reduction drugs, including dexfenfluramine, and obesity itself were associated with a higher risk of PPH. In the final report of IPPHS, published in the New England Journal of Medicine (August 29, 1996), the authors re-classified and included certain previously excluded cases of PPH, resulting in an increase in the estimated yearly occurrence of PPH for patients taking appetite suppressants for greater than three months' duration to be between 23 and 46 cases per million patients per year. The revised labeling for Redux disclosed this revised estimate.

         The FDA-approved labeling for Redux also includes discussion as to whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies conducted by third parties related to this issue purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity. The Company has presented data relating to the lack of neurocognitive effects in patients taking Redux to the FDA and believes that, as demonstrated in human trials, these animal studies are clinically irrelevant to humans because of pharmacokinetic differences between animals and humans and because of the high dosages used in the animal studies. In connection with the approval of Redux, the Company and Wyeth-Ayerst agreed with the FDA to conduct a Phase 4, or post marketing, study of Redux. Following the withdrawal of Redux, this study was terminated.

         In July 1997, the Mayo Clinic reported observations of heart valve abnormalities in 24 patients taking the combination of Pondimin and phentermine. The Mayo Clinic cases were subsequently reported in an article appearing in the August 28, 1997 issue of The New England Journal of Medicine. This article was accompanied by a letter to the editor from the FDA reporting additional cases of heart valve disease in 28 patients taking the combination of phentermine and fenfluramine, two patients taking fenfluramine alone, four patients taking Redux alone and two patients taking Redux and phentermine.

         Legal Actions: The Company has been named, together with other pharmaceutical companies, as a defendant in approximately 200 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiffs' allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen/phen"), causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

                  The Company and certain directors and/or officers of the Company have also been named as defendants in several lawsuits filed by alleged purchasers of the Company's Common Stock, purporting to be class actions, claiming among other things that the Company publicly disseminated materially false and misleading statements concerning the prospects and safety of Redux, resulting in the artificial inflation of the Company's Common Stock price during various periods, the earliest commencing December 16, 1996 through September 17, 1997, in violation of the federal securities laws.

                  Under certain circumstances, the Company is required to indemnify Servier, Boehringer Ingelheim Pharmaceuticals, Inc. (the contract manufacturer of Redux capsules) and

AHP, and the Company is entitled to indemnification by AHP against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company. Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company may be required to devote significant management time and resources to these actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim was made against the Company, the Company's business, financial condition and results of operations would be materially adversely affected. In addition, the uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's common stock, and may impair the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to commercialize products on a timely and adequate basis and to acquire or license additional products, any or all of which may materially adversely affect the Company's business.

         Redux Revenues; Charges to Operations: A significant portion of Interneuron's revenues had been derived from Redux sales and the Company does not expect to realize any significant future revenues related to Redux. In connection with the withdrawal of Redux, the Company incurred charges to operations in the fourth quarter and fiscal year ended September 30, 1997, aggregating approximately $10,800,000. Of this amount (i) approximately $3,300,000 (included in cost of revenues) related to reserves for inventories of dexfenfluramine drug substance and finished Redux capsules which were deemed to have no net realizable value and (ii) approximately $7,500,000 related to costs or commitments associated with product development, litigation, cessation of production of Redux capsules and other costs. Total expenses relating to the market withdrawal of Redux may exceed these amounts which are based on current estimates and do not include provisions for liability, if any, arising out of Redux-related litigation or other costs which are not currently determinable.

         Uncertainties Relating to CerAxon: The Company's future success is substantially dependent on the timely approval and commercialization of CerAxon. In December 1997, the Company submitted to the FDA an NDA for the use of CerAxon to treat ischemic stroke. The FDA has 60 days after NDA submission to accept or reject the NDA for filing and there can be no assurance the FDA will accept the NDA for filing. The Company believes the three completed Phase 3 clinical studies(two U.S. studies and one Japanese study), as well as supportive data, show the safety and beneficial treatment effect of CerAxon in patients with ischemic stroke, particularly those with moderate to severe strokes. The Company is conducting additional Phase 3b clinical studies to study CerAxon's effect on stroke recovery and reduction in infarct size. There can be no assurance the FDA will grant authorization to commercialize CerAxon based on the studies submitted with the NDA. A requirement for additional studies prior to approval could take several years and would be expensive to complete and, accordingly, would delay product launch and materially adversely affect the Company. The Ferrer Agreement provides that Ferrer may terminate the Ferrer Agreement in the event FDA approval of citicoline is not obtained by January 1999, which date shall be extended if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control. Assuming FDA approval, revenues generated by the Company from CerAxon will depend to a significant extent on the FDA-approved label as well as the availability of third-party reimbursement for the drug.

                  The manufacturing facilities of Ferrer used to produce bulk citicoline as well as the manufacturing facility of the finished product supplier, are required to comply with all FDA requirements, including current good manufacturing practice ("GMP") regulations, and are subject to FDA inspection, both before and after NDA approval, to determine compliance with those requirements. To date, Ferrer's manufacturing facility has not been inspected by the FDA for a U.S. marketed product, but is expected to undergo such an inspection in conjunction with the FDA's review of the CerAxon NDA submitted by the Company. The GMP regulations are complex and failure to be in compliance could lead to non-approval or delayed approval of the NDA, which would delay product launch or, if such approval is obtained, the need for remedial action, penalties and delays in production of material acceptable to the FDA. There can be no assurance the manufacturing facilities for citicoline have complied or will continue to comply with applicable requirements. Further, although the supplies of citicoline finished product for clinical trials have been obtained from a contract manufacturer, the Company has not formalized its agreement with such manufacturer to provide for commercial manufacturing and supply of citicoline finished product and there can be no assurance such agreement can be obtained on terms favorable to the Company or at all, which could adversely affect the Company's ability to commercialize CerAxon on a timely or cost-effective basis.

         Assuming regulatory approval and sufficient available funds, the Company currently intends to market CerAxon directly and, accordingly, will be required to establish, maintain and manage sufficient sales and marketing capabilities. Although the Company has a small sales force which had been engaged in co-promotion of Redux and is promoting PMS Escape for InterNutria, it has no experience in marketing any pharmaceutical products directly and there can be no assurance that it will successfully market CerAxon.

         Further, the Company may require additional funds for the manufacturing and marketing of CerAxon and, if such funds are not available, the Company may be required to delay product launch, reduce launch and marketing efforts, or enter into a corporate collaboration, any of which may result in the Company generating less revenue and eventually, reduced profitability from CerAxon than if the Company were able to launch the product on a timely basis and conduct sole marketing. As a result of the uncertainties and costs associated with the Redux-related litigation and other factors generally affecting the ability to raise additional financing, there can be no assurance the Company will be able to obtain additional financing to satisfy cash requirements or that if available, such financing will be on terms favorable to the Company or that the Company will be able to recruit and retain required marketing, sales, medical and administrative support personnel. See "Risks Associated with Redux Withdrawal and Legal Proceedings".

         History of Losses; Accumulated Deficit and Potential Future Losses; Charges to Operations; Fluctuations in Revenues: Through September 30, 1997, the Company had accumulated net losses since inception of approximately $162 million. Substantially all of the Company's revenues from operations were derived from Redux, which was withdrawn from the market in September 1997. Losses are continuing and cash continues to be used by operating activities. The Company will be required to conduct significant development and clinical testing activities and establish marketing, sales, regulatory and administrative capabilities for many of its products, including products under development or which may be acquired in the future, which are expected to result in continued operating losses for the foreseeable future. The extent of future losses and time required to achieve profitability are highly uncertain. The Company incurred charges to operations in the fiscal quarter and year ended September 30, 1997 relating to the acquisition of Mercator by Progenitor, of approximately $7,800,000, and relating to the withdrawal of Redux, aggregating approximately $10,800,000. In addition, the Company will incur charges to operations in connection with the proposed acquisition by Intercardia of Transcell, currently estimated to range from approximately $6,000,000 to $8,000,000 by Intercardia, during the period in which the closing occurs and future charges relating to certain option grants in connection with the acquisition. The Company will allocate a portion of such charges to minority interest. In addition, the Company will incur compensation expense over the vesting periods of the 1,328,704 shares of Common Stock subject to outstanding Restricted Stock Awards. These charges are expected to aggregate approximately $15,500,000, of which approximately $11,000,000 is expected to be incurred in the fiscal year ending September 30, 1998 and the remainder through fiscal 2000. There can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. The Company has experienced, and may continue to experience, fluctuations in revenues as a result of the Redux withdrawal, regulatory approvals, product launches, the timing of license fees, royalties, product shipments, and milestone payments.

                  Uncertainties Generally Related to Clinical Trials: Before obtaining regulatory approval for the commercial sale of any of its pharmaceutical products under development, the Company must demonstrate that the product is safe and efficacious for use in each target indication. The results of preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing or use, and there can be no assurance that clinical trials of the products under development by the Company will demonstrate the safety and efficacy of such products or that, regardless of clinical trial results, FDA approval will be obtained. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials or have not received FDA approval, even after promising results in earlier trials. If clinical trials do not demonstrate the safety and efficacy of certain products under development, the Company may be adversely affected. An NDA has been submitted for CerAxon and Phase 3b clinical trials on CerAxon are ongoing. Bextra is currently in a Phase 3 clinical trial and pagoclone is undergoing a Phase 2/3 clinical trial. The Company also expects to conduct clinical trials on additional products, including those that may be acquired in the future. There can be no assurance that any of these trials will confirm or demonstrate the safety and efficacy of the respective drug. The rate of completion of any clinical trial is dependent upon, among other factors, the rate of patient enrollment, which is a function of, among other things, the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study and the alternative drug therapies, if any, available. The Company also expects to conduct clinical evaluation on certain dietary supplement products to substantiate the claims that are expected to be made for the products. There can be no assurance that these clinical evaluations will be successful.

                  Risk of Product Liability: In addition to the claims and risks summarized under "Risks Relating to Withdrawal of Redux and Legal Proceedings", the use of the Company's other products in clinical trials and the marketing of any products may expose the Company to substantial product liability claims. Certain of the Company's agreements require the Company to obtain specified levels of insurance coverage, naming the other party thereto as an additional insured. There can be no assurance that the Company will continue to be able to maintain or obtain such insurance coverage, that such insurance can be acquired in sufficient amounts to protect the Company or other named parties against such liability, at a reasonable cost, or at all or that any insurance obtained will cover any particular liability claim. The Company is unable to predict the extent to which the Redux-related litigation may affect its ability to obtain sufficient product liability insurance for other products at costs acceptable to the Company. The Company may also be required to indemnify licensors or licensees against product liability claims incurred by them as a result of products developed or marketed by the Company. In the event of uninsured or insufficiently insured product liability claims, or in the event a successful indemnification claim was made against the Company, the Company's business and financial condition could be materially adversely affected. There can be no assurance that the Company will continue to be able to obtain adequate insurance in the future, at an acceptable cost or at all.

                  Funding Requirements: The Company has expended and will continue to expend substantial funds for product development activities including preclinical and clinical testing on products under development, including products which may be acquired in the future. In addition, the Company intends to market directly and to establish sales and marketing capabilities for CerAxon assuming applicable regulatory approvals are obtained. The Company may require additional funds for the manufacturing and marketing of CerAxon and, if such funds are not available, the Company may be required to delay product launch, reduce launch and marketing efforts, or enter into a corporate collaboration, any of which may result in the Company generating less revenue and eventually, reduced profitability from CerAxon than if the Company were able to launch the product on a timely basis and conduct sole marketing.

                  Although the Company believes it has sufficient cash resources to meet its requirements through fiscal 1998, it will be required to seek additional funds after such time and may seek additional funds prior to such time through corporate collaborations or future equity or debt financings. The Company's financing requirements will depend on many factors including the timing of the FDA review process for CerAxon and, if approved, the timing and extent of CerAxon launch and marketing activities conducted by the Company, the timing and costs associated with the Redux-related litigation, the nature and extent of additional clinical trials conducted by the Company, whether the Company acquires and seeks to develop new products and the extent to which cash or securities are used by the Company as consideration for any of the foregoing. To the extent that the Company issues securities, dilution to existing shareholders will result. As a result of the uncertainties and costs associated with the Redux-related litigation and other factors generally affecting the ability to raise additional funds, there can be no assurance the Company will be able to obtain additional financing to satisfy cash requirements or that if available, any financing will be on terms favorable to the Company or that the Company will be able to recruit and retain required marketing, sales, medical and administrative support personnel. See "Risks Associated with Redux Withdrawal and Legal Proceedings".

                  The Company is also marketing PMS Escape through InterNutria and intends to market directly or co- promote sports supplement products and Melzone. Although the Company is devoting significant funding to the national marketing of PMS Escape, it anticipates that such product will not generate substantial revenues or be profitable to the Company during fiscal 1998. Interneuron is also currently funding the activities of Transcell and although Intercardia, Interneuron and Transcell have entered into a letter of intent relating to the potential sale of Transcell to Intercardia, there is no assurance this acquisition will be completed. Although Interneuron may acquire additional equity in a subsidiary through participation in any such financing or conversion of intercompany debt, equity financings by a subsidiary will likely reduce Interneuron's percentage ownership of that subsidiary and funds held by the Subsidiaries will not be available to Interneuron. Although certain of the Subsidiaries are engaged in discussions relating to potential business combinations or private or public equity financings, except as set forth or incorporated by reference herein, none of the Subsidiaries has any commitments for additional financing and there can be no assurance that any such financing will be available on acceptable terms, if at all. If adequate funds are not available to these subsidiaries on acceptable terms, such subsidiaries may be required to delay, scale back or eliminate some or all of their respective research and product development programs or product launches.

                  Risks Relating to Managing Growth: Assuming additional proposed product launches occur, the Company anticipates experiencing a period of rapid growth, which is likely to place significant demands on the Company's management, operational, financial and accounting resources. The Company's intention to market certain products directly, particularly CerAxon, will further strain these resources. In particular, the Company will be required to establish and maintain a marketing organization, including a sales force and related management systems. The Company's future success will depend in part on whether it can expand its operational, financial and accounting systems and expand, train and manage its employee base. The Company's inability to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

                  Risks Relating to Contractual Arrangements: The Company's agreements with licensors and licensees generally provide the other party with rights to terminate the agreement, in whole or in part, under certain circumstances. For example, under the Ferrer Agreement, Ferrer has the right to terminate the Ferrer Agreement in the event FDA approval of citicoline is not obtained by January 1999, which date shall be extended if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control, or in the event an unaffiliated party acquires 50% of Interneuron's Common Stock. Servier has the right to terminate the agreements relating to the licensing of Redux to the Company under certain conditions including an acquisition by a new party of a 20% beneficial ownership interest in the Company without Servier's consent or certain Company activities relating to the marketing of certain competitive products, subject to specified terms and conditions. Termination of certain of these agreements could substantially reduce the likelihood of successful commercialization of a particular product which, depending upon the importance to the Company of the product that is subject to any such agreement, could materially adversely affect the Company's business.

                  Uncertainty of Government Regulation: The Company's research, development and pre-clinical and clinical trials and the manufacturing and marketing of most of its products are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and other countries. The process of obtaining FDA and other required regulatory approvals for drug and biologic products, including required preclinical and clinical testing, is lengthy, expensive and uncertain. There can be no assurance that, even after such time and expenditures, the Company will be able to obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. In December 1997, the Company submitted to the FDA an NDA for the use of CerAxon to treat ischemic stroke. The FDA has 60 days after NDA submission to accept or reject the NDA for filing and there can be no assurance the FDA will accept the NDA for filing. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug's market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product's marketing or withdrawal of the product from the market as well as possible civil or criminal sanctions. In addition, the Company will be dependent upon the manufacturers of its products to maintain compliance with GMP and on laboratories and medical institutions conducting preclinical studies and clinical trials to maintain both good laboratory and good clinical practices. There can be no assurance that GMP manufacturers capable of producing product according to forecasts can be obtained on a timely basis, or at all, for products under development, including CerAxon and pagoclone, which would materially adversely affect the Company's ability to commercialize these products. Certain products are or are proposed to be marketed by the Company as dietary supplements, such as PMS Escape, the sports supplement products and Melzone. There can be no assurance that the FDA will not attempt to regulate the products as drugs, which would require the filing of NDAs and review and approval by the FDA prior to marketing, or otherwise restrict the marketing of these products. In addition, classification of these products as dietary supplements limits the types of claims that can be made in marketing. The Federal Trade Commission has overlapping jurisdiction with the FDA to regulate the promotion and advertising of dietary supplements and other special nutritional products, including those of InterNutria.

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

                  Uncertainty of Patent Position and Proprietary Rights: The Company's success will depend to a significant extent on its ability to obtain and enforce patent protection on its products and technologies, to maintain trade secrets and to operate without infringing on the proprietary rights of others. There can be no assurance that any Company patents will afford any competitive advantages or will not be challenged or circumvented by third parties or that any pending patent applications will result in patents being issued. Certain of the Company's patents and patent applications include biotechnology claims, the patentability of which generally is highly uncertain and involves complex legal and factual questions. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before a potential product can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

                  The U.S. composition of matter patent on bucindolol expired in November 1997. As a result, assuming FDA approval can be obtained, competitors, including generic drug manufacturers, may market bucindolol, subject to potential market exclusivity under the Waxman- Hatch Act. The Company's licensed U.S. patent covering the administration of citicoline to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine expires in 2003, subject to potential extension under the Waxman-Hatch Act. As described in the licensed patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuro-muscular disorders, and post-stroke rehabilitation. Although the claim of the licensed patent is broadly directed to the treatment of inadequate release of brain acetylcholine, there can be no assurance this patent will afford protection against competitors of CerAxon to treat ischemic stroke. The Company has received a notice of allowance of claims pending in a patent application for the use of citicoline to reduce the size of the area damaged by the stroke, or infarct size.

                  The Company may conduct research on pharmaceutical or chemical compounds or technologies, the patents or other rights to which may be held by third parties. Others have filed and in the future may file patent applications covering certain products or technologies that are similar to those of the Company. If products based on such technologies are commercialized by the Company, they may be found to infringe such patents or other rights, licenses to which may not be available to the Company. Failure to obtain needed patents, licenses or proprietary information held by others may have a material adverse effect on the Company's business. There can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company or, if patents are issued, successfully design around the patented aspects of any technology developed by the Company. Furthermore, litigation may be necessary to enforce any patents issued to the Company, to determine the scope and validity of the patent rights of others or in response to legal action against the Company claiming damages for infringement of patent rights or other proprietary rights or seeking to enjoin commercial activities relating to the affected product or process. Not only is the outcome of any such litigation highly uncertain, but such litigation may also result in significant use of management and financial resources.

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

                  Competition: Competition from other pharmaceutical companies, biotechnology companies, dietary supplement companies and research and academic institutions is intense and expected to increase. The Company is aware of products and technologies under development by its competitors that address diseases being targeted by the Company and competitors have developed or are in the process of developing products or technologies that are, or in the future may be, the basis for competitive products. Activase, a thrombolytic agent, is marketed by Genentech, Inc. as a treatment for stroke. To the Company's knowledge, Janssen Pharmaceutical NV filed an NDA for a stroke treatment known as Prosynap (lubeluzole) although an FDA advisory committee hearing scheduled to review the drug was recently cancelled. A number of other products are in clinical development pursuing an indication for stroke which could also compete with CerAxon. In addition, if regulatory approval is obtained, Bextra will compete with Coreg (carvedilol), which has been approved and is marketed in the U.S. by SmithKline Beecham for the treatment of congestive heart failure. In addition, Melzone will compete with a substantial number of available melatonin dietary supplement products and PMS Escape competes with a number of products for use by women during the pre-menstrual period.

                  Uncertainty Regarding Pharmaceutical Pricing and
Reimbursement: The Company's business will be affected by the efforts of governmental and third-party payors to contain or reduce the cost of health care. There have been, and the Company anticipates that there will continue to be, a number of proposals to implement government control over the pricing or profitability of prescription pharmaceuticals, as is currently the case in many foreign markets. The announcement or adoption of such proposals could have an adverse effect on the Company. Furthermore, the Company's ability to commercialize its products may be adversely affected to the extent that such proposals have a material adverse effect on the business, financial condition and profitability of companies that are prospective collaborative partners of the Company. Successful commercialization of many of the Company's products may depend on the availability of reimbursement for the cost of such products and related treatment from third-party health care payors, such as the government, private insurance plans and managed care organizations. Such third-party payors are increasingly challenging the price of medical products and services. There can be no assurance that such reimbursement will be available for any of the Company's products at all or for the duration of the recommended treatment with the drug, which could materially adversely affect the Company's ability to commercialize such drug. The increasing emphasis on managed care in the U.S. has and will continue to increase the pressure on pharmaceutical pricing.

                  Uncertainty Regarding Waxman-Hatch Act: Certain provisions of the Waxman- Hatch Act grant market exclusivity for certain new drugs and dosage forms. The Waxman-Hatch Act provides that a patent which claims a product, use or method of manufacture covering certain drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for research and FDA review of the product. The Waxman-Hatch Act also establishes a period of time from the date of FDA approval of certain new drug applications during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors, although it may accept or approve long-form applications (that is, other complete NDAs) for such drug. There can be no assurance the Company will receive marketing exclusivity for any product. The composition of matter patent for bucindolol expired in November 1997. The Company's licensed patent relating to citicoline expires in 2003 and there can be no assurance that patent term extension under the Waxman-Hatch Act will be obtained. There can be no assurance that any of the benefits of the Waxman-Hatch Act or similar foreign laws will be available to the Company or that such laws will not be amended or repealed.

                  Early Stage of Products Under Development by the Company: The Company is investigating for therapeutic potential a variety of pharmaceutical compounds, technologies and other products at various stages of development. In particular, Progenitor and Transcell each are conducting very early stage research and all of their proposed products require significant further research and development, as well as testing and regulatory clearances, and are subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. The products under development by the Company are subject to the risk that any or all of these proposed products are found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. The Company is unable to predict whether any of its products will be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products or procedures are long and uncertain.

                  Dependence on Others for Clinical Development, Regulatory Approvals, Manufacturing and Marketing: The Company expects to rely upon collaborative partners for the development, manufacturing and marketing of certain of its products, including products which may be acquired in the future. The Company is therefore dependent on the efforts of these collaborative partners and the Company may have limited control over the manufacture and commercialization of such products. For example, with respect to Bextra, neither the Company nor Intercardia controls the BEST Study, which is being conducted by the NIH and the VA, and the Company will be substantially dependent upon Astra Merck for the commercial success of the twice-daily formulation of bucindolol in the U.S., assuming FDA approval is obtained. In the event certain of the Company's collaborative partners terminate the related agreements or fail to manufacture or commercialize products, the Company would be materially adversely affected. Because the Company will generally retain a royalty interest in sales of products licensed to third parties, its revenues may be less than if it retained commercialization rights and marketed products directly. Although the Company believes that its collaborative partners will have an economic motivation to commercialize the products that they may license, the amount and timing of resources devoted to these activities generally will be controlled by each partner. There can be no assurance that the Company will be successful in establishing any additional collaborative arrangements, or that any such collaborative partners will be successful in commercializing products or not terminate their collaborative agreements with the Company.

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

                  Dependence Upon Key Personnel and Consultants: The Company is dependent on certain executive officers and scientific personnel and the Company's business would be adversely affected by the loss of certain of these individuals. The Company has key person life insurance policies on the lives of Glenn L. Cooper, M.D., Richard Wurtman, M.D. and Lindsay A. Rosenwald, M.D. Drs. Wurtman and Rosenwald devote only a portion of their time to the Company's business. In addition, the Company is dependent upon certain executive officers of the

Subsidiaries, each of which has separate management who are responsible, to a large extent, for the day-to-day operations and the strategic direction of the respective subsidiary. In addition, the Company relies on independent consultants to design and supervise clinical trials and assist in preparation of FDA submissions.

                  Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate highly skilled employees, could adversely affect the Company's business and prospects. The uncertainties associates with the ongoing Redux-related litigation may adversely affect the Company's ability to retain and recruit qualified personnel. The Company will be required to hire significant numbers of marketing and sales personnel, as well as medical and administrative support personnel, in connection with a launch of CerAxon. There can be no assurance that the Company will be able to retain its existing personnel or to attract additional qualified employees.

                  Control by Present Stockholders; Anti-Takeover Provisions: The executive officers, directors and principal stockholders of the Company (including individuals or entities related to such stockholders) beneficially own approximately 47% of the Company's Common Stock. Accordingly, these officers, directors and stockholders may have the ability to exert significant influence over the election of the Company's Board of Directors and to determine corporate actions requiring stockholder approval.

                  The Board of Directors has the authority, without further approval of the Company's stockholders, to fix the rights and preferences of and to issue shares of preferred stock. In addition, Ferrer may terminate the Ferrer Agreement in the event an unaffiliated third party acquires 50% of Interneuron's Common Stock. The preferred stock held by AHP provides that AHP's consent is required prior to the merger of the Company, the sale of substantially all of the Company's assets or certain other transactions. In addition, vesting of shares of Common Stock subject to Restricted Stock Awards under the Company's 1997 Equity Incentive Plan (the "1997 Plan") accelerates and outstanding options under the Company's stock option plans become immediately exercisable upon certain changes in control of the Company, except under certain conditions. In addition, Delaware corporate law imposes limitations on certain business combinations. These provisions could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company and, accordingly, could adversely affect the price of the Company's Common Stock.

                  No Dividends: The Company has not paid any cash dividends on its Common Stock since inception and does not expect to do so in the foreseeable future. Any dividends will be subject to the preferential cumulative dividend of $0.1253 per share and $1.00 per share payable on the outstanding Series B Preferred Stock and Series C Preferred Stock, respectively, held by AHP and dividends payable on any other preferred stock issued by the Company.

                  Possible Volatility of Stock Price: The market prices for securities of emerging growth companies have historically been highly volatile. Future announcements concerning the Company or its subsidiaries, including Intercardia and Progenitor, which are publicly traded, or the Company's competitors, including the initiation and results of litigation, clinical studies, regulatory filings or developments, technological innovations or competitive products, proprietary rights, the Company's results of operations or public concern as to the safety or commercial value of the Company's products, may have a significant impact on the market price of the Company's Common Stock. The initiation of and uncertainties associates with Redux-related litigation have adversely affected and may continue to adversely affect the market price of the Company's Common Stock.

                  Shares Eligible for Future Sale; Registration Rights: As of December 22, 1997, 41,170,810 shares of Common Stock were outstanding, excluding treasury shares. Substantially all of these shares are eligible for sale without restriction or under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of the Company as that term is defined under the Act, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of (i) one percent of the then outstanding shares of Common Stock, or (ii) the average weekly trading volume in the Common Stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also subject to certain requirements as to the manner of sale, notice and the availability of current public information about the Company. However, a person who is not an affiliate and has beneficially owned such shares for at least two years is entitled to sell such shares without regard to the volume or other requirements.

                  AHP has demand and piggy-back registration rights relating to 622,222 shares of Common Stock issuable upon conversion of preferred stock. Certain stockholders entitled to receive additional shares of Common Stock in December 1997 with a market value of $1,200,000 at the time of issuance have registration rights in January 1998 relating to the resale of those shares. In the event up to a maximum of approximately 232,000 shares of Common Stock are issued in June 1998 pursuant to certain put protection rights, holders of such shares will have registration rights at that time. SBC has registration rights relating to 2,000,000 shares of Common Stock subject to options held by SBC to purchase such shares in December 1999.

                  The Company has outstanding registration statements on Form S-3 relating to the resale of shares of Common Stock and on Form S-8 relating to its 1989 Stock Option Plan, 1994 Long-Term Incentive Plan, its 1995 Stock Purchase Plan and the 1997 Plan.

                  All of the shares of Common Stock issuable under the 1997 Plan can be sold by the recipient thereof immediately upon vesting of the Shares. Of the 1,328,704 shares of Common Stock issuable under the 1997 Plan pursuant to outstanding Restricted Stock Awards, 377,901 vest in January 1998, 112,334 vest in May 1998, 76,834 vest in December 1999 and the remainder vest in the same amounts and during the same months from January 1998 through May 2000, subject to extension of each vesting date if it occurs during a "Black Out Period," generally meaning a period in which the recipient is unable to sell the shares subject to the award at the applicable vesting date due to legal or contractual restrictions. The vesting dates are also subject to acceleration under certain circumstances, including certain changes in control of the Company, except under certain conditions. Sales of the shares of Common Stock subject to Restricted Stock Awards or the possibility of sales of such shares may adversely affect the market price of the Company's Common Stock.

                  Outstanding Options and Warrants. As of December 22, 1997, approximately 7,884,000 shares of Common Stock were issuable upon exercise of outstanding options and warrants, subject to anti-dilution provisions. As a result of such provisions, issuance of shares of Common Stock pursuant to Restricted Stock Awards may result in additional shares of Common Stock being issuable upon exercise of certain warrants. In addition, the Company is required to issue additional shares of Common Stock in connection with technology acquisitions and may issue additional shares if certain put protection rights and call options are exercised. To the extent such shares are issued, the interest of holders of Common Stock will be diluted.

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

(b)       Reports on Form 8-K

          During the three month period ended September 30, 1997, the Registrant filed reports on Form 8-K reporting information under "Item 5 - Other
          Information" on July 3, 1997, July 18, 1997, July 25, 1997, August 29,
          1997, September 15, 1997 and September 18, 1997.

(c)       Exhibits

          3.4         -    Restated Certificate of Incorporation of Registrant, as amended (41)
          3.5         -    By-Laws of Registrant (1)
          4.4         -    Certificate of Designation establishing Series C Preferred Stock(17)
          4.6         -    Form of Registrant Warrant issued in subsidiary private
                           placement (25)
          4.7              - Form of Registrant Warrant issued to designees of
                           Paramount Capital, Inc., and D.H. Blair & Co.,
                           Inc.(25)
          4.8         -    1997 Equity Incentive Plan and Form of Restricted Stock Award Agreement
                           thereunder (44)
          10.5 (a)    -    Consultant and Non-competition Agreement between the
                           Registrant, Richard Wurtman, M.D. (34)
          10.5 (b)    -    Consultant and Non-competition Agreement between InterNutria,
                           Inc. and Judith Wurtman, Ph.D. (34)
          10.6             - Assignment of Invention and Agreement between
                           Richard Wurtman, M.D., Judith Wurtman and the
                           Registrant (1)
          10.7        -    Management Agreement between the Registrant

                           and Lindsay Rosenwald, M.D. (1)
          10.9(a)     -    Restated and Amended 1989 Stock Option Plan  (7)
          10.10       -    Form of Indemnification Agreement (1)
          10.11       -    Restated Amendment to MIT Option Agreement (1)
          10.12(a)    -    Patent and Know-How License Agreement between the
                           Registrant and Les Laboratoires Servier ("Servier") dated February 7,
                           1990 ("License Agreement") (1)
          10.12(b)    -    Revised Appendix A to License Agreement (1)
          10.12(c)    -    Amendment Agreement between Registrant and Servier, Orsem and
                           Oril, Produits Chimiques dated November 19,1992(3)(12)
          10.12(d)    -    Amendment Agreement dated April 28, 1993 between Registrant and
                           Servier (16)
          10.12(e)    -    Consent and Amendment Agreement among Servier, American Home
                           Products Corp. and Registrant (34)
          10.13       -    Trademark License Agreement between the  Registrant and Orsem dated February 7, 1990 (1)
          10.14       -    Supply Agreement between the Registrant and Oril Products
                           Chimiques dated February 7, 1990 (1)(3)
          10.15(a)    -    Form of Indemnification Agreement between the Registrant and
                           Alexander M. Haig, Jr.  (1)
          10.16       -    Assignment of Invention by Richard Wurtman, M.D. (1)
          10.22(a)    -    License Agreement dated January 15, 1993, as amended, between the
                           Registrant and Grupo Ferrer (3)(16)
          10.25       -    License Agreement between the Registrant and the Massachusetts
                           Institute of Technology (4)
          10.28       -    Letter Agreement between the Registrant and  Bobby W. Sandage, Jr.,
                           Ph.D. (7)
          10.30       -    License Agreement dated January 1, 1992 between the
                           Trustees of Princeton University and the Registrant
                           (3)(8)
          10.31       -    Research Agreement dated as of July 1, 1991 between
                           the Registrant and the Trustees of Princeton
                           University (3)(8)
          10.36       -    Exclusive License Agreement dated February 24, 1992 between the
                           Registrant and Purdue Research Foundation (9)
          10.37       -    License Agreement dated as of February 15, 1992
                           between the Registrant and Massachusetts Institute of
                           Technology (9)

          10.39       -    Employment Agreement between Transcell Technologies, Inc. and
                           Elizabeth Tallet dated November 11, 1992 and Guarantee  by
                           Registrant (13)
          10.40       -    Patent and Know-How Sublicense and Supply Agreement between
                           Registrant and American Cyanamid Company dated November 19,
                           1992 (3)(12)
          10.41       -    Equity Investment Agreement between Registrant and American
                           Cyanamid Company dated November 19, 1992 (12)
          10.42       -    Trademark License Agreement between Registrant and American
                           Cyanamid Company dated November 19, 1992 (12)
          10.43       -    Consent Agreement between Registrant and Servier dated November
                           19,1992 (12)
          10.45       -    Agreement between Registrant and Parexel International Corporation dated October 22, 1992 (as of July 21, 1992) (3) (14)
          10.46            - License Agreement dated February 9, 1993 between
                           the Registrant and Massachusetts Institute of
                           Technology (3)(15)
          10.49       -    License Agreement between Registrant and Elan Corporation, plc dated September 9, 1993 (3)(18)
          10.51       -    Letter Agreement between the Registrant and Mark Butler (18)
          10.52       -    License Agreement dated February 18, 1994 between Registrant and
                           Rhone-Poulenc Rorer, S.A. (20)
          10.54       -    Form of Purchase Agreement dated as of February 24, 1994 (20)
          10.54(a)    -    Form of Amendment to Purchase Agreement (20)
          10.55       -    Patent License Agreement between Registrant and Massachusetts
                           Institute of Technology dated March 1, 1994 (20)
          10.57       -    Employment Letter dated February 28, 1994 between the Registrant and Thomas F. Farb (21)
          10.58       -    Master Equipment Lease including Schedules  and Exhibits between
                           Phoenix Leasing and Registrant (agreements for Transcell and
                           Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and Progenitor (22)
          10.59       -    Exhibit D to Agreement between Registrant and Parexel International
                           Corporation dated as of March 15, 1994 (3)(22)
          10.60(a)    -    Acquisition Agreement dated as of May 13, 1994 among the
                           Registrant, Intercardia, Inc., Cardiovascular Pharmacology Engineering
                           Consultants, Inc. (CPEC), Myocor, Inc. and the sellers named therein
                           (23)
          10.60(b)    -    Amendment dated June 15, 1994 to the Acquisition Agreement (23)
          10.61       -    License Agreement dated December 6, 1991 between Bristol-Myers
                           Squibb and CPEC, as amended (3)(23)
          10.61(a)    -    Letter Agreement dated November 18, 1994 between CPEC and
                           Bristol-Myers Squibb (25)
          10.63       -    Form of Stock Purchase Agreement dated December 15, 1994 (25)
          10.64       -    Form of Investor Rights Agreement among Progenitor, Transcell,
                           Registrant and each investor in the subsidiary private placement (25)
          10.64(a)    -    Form of Investor Rights Agreement among Intercardia, the Registrant and each investor in the Intercardia private placement (25)
          10.65(a)    -    1994 Long-Term Incentive Plan, as amended (42)

          10.67       -    Employment Agreement between Intercardia and Clayton I. Duncan with Registrant guarantee (25)
          10.67(a)    -    Amendment to Employment Agreement between Intercardia, Inc. and
                           Clayton I. Duncan (36)
          10.68(a)    -    Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase Plan,
                           as amended (36)
          10.69       -    Office Lease, dated April 24, 1995 between Intercardia, Inc. and
                           Highwoods/Forsyth Limited Partnership, with Registrant Guaranty (27)
          10.70 (a)   -    License and Collaboration Agreement by and between Progenitor, Inc., and Chiron Corporation dated March 31, 1995 (3) (30)
          10.71       -    Securities Purchase Agreement dated June 2, 1995 between the
                           Registrant and Reliance  Insurance Company, including Warrant and exhibits (29)
          10.72       -    Sponsored Research and License Agreement dated as of May 1, 1995 between Progenitor and Novo Nordisk (3) (30)
          10.73       -    Form of Stock Purchase Agreement dated as of June 28, 1995 (31)
          10.74       -    Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT Holdings (New York), Inc.,
                           including Warrant issued to Momint (nominee of BT
                           Holdings) (32)
          10.75       -    Stock Purchase Agreement dated as of August 23, 1995 between the
                           Registrant and Paresco, Inc. (32)
          10.76            - Stock Purchase Agreement dated as of September 15,
                           1995 between the Registrant and Silverton
                           International Fund Limited (32)
          10.77       -    Subscription Agreement dated September 21, 1995, as of August 31,
                           1995, including Registration Rights Agreement between Registrant and
                           GFL Advantage Fund Limited. (32)
          10.78       -    Contract Manufacturing Agreement dated November 20, 1995 between
                           Registrant and Boehringer Ingelheim Pharmaceuticals, Inc. (3) (34)
          10.79       -    Development and Marketing Collaboration and License Agreement
                           between Astra Merck, Inc., Intercardia, Inc. and CPEC, Inc., dated
                           December 4, 1995. (3) (33)
          10.80       -    Intercompany Services Agreement between Registrant and Intercardia,
                           Inc. (33)
          10.81       -    Asset Purchase Agreement dated November 14, 1995 among Registrant,
                           InterNutria, Inc., and Walden Laboratories, Inc. (34)
          10.82       -    Employment Agreement between Registrant and Glenn L. Cooper,  M.D.
                           dated April 30, 1996 effective as of May 13, 1996 (37)
          10.83       -    Co-promotion Agreement effective June 1, 1996 between Wyeth-Ayerst
                           Laboratories and Interneuron Pharmaceuticals, Inc. (3)(38)
          10.84       -    Master Consulting Agreement between Interneuron Pharmaceuticals, Inc.
                           and Quintiles, Inc. dated July 12, 1996 (38)
          10.85       -    Amendment No. 1 dated July 3, 1996 to Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc. dated
                           July 12, 1996 (3)(38)
          10.86       -    Lease Agreement between Transcell Technologies, Inc. and Cedar Brook
                           Corporate Center, L.P., dated September 19, 1996, with Registrant guaranty (39)
          10.87       -    Lease dated February 5, 1997 between Registrant and Ledgemont Realty
                           Trust (40)

          10.89       -    Form of ISDA Master Agreement by and between the Registrant and
                           Swiss Bank Corporation, London Branch, together with Schedules thereto (42)
          10.90(a)    -    Form of Confirmation for Contract A entered into pursuant to ISDA
                           Master Agreement by and between the Registrant and Swiss Bank
                           Corporation, London Branch, together with appendix thereto (42)
          10.90(b)    -    Form of Confirmation for Contract B entered into pursuant to ISDA
                           Master Agreement by and between the Registrant and Swiss Bank
                           Corporation, London Branch, together with appendix thereto (42)
          10.90(c)    -    Letter Amendment dated September 18, 1997 to Confirmations filed as Exhibits 10.90(a) and 10.90(b)
          10.91       -    Form of Agreement regarding Registration Rights and Related
                           Obligations to be entered into by and between Registrant and Swiss Bank
                           Corporation, London Branch (42)
          10.92       -    Research and Collaboration and License Agreement effective as of June
                           30, 1997 by and among Merck & Co., Inc., Transcell Technologies, Inc.
                           and the Registrant (3)(43)
          10.93       -    Form of Indemnification Agreement between Registrant and each director, executive officer and certain officers of the Registrant entered into as of October 6, 1997
          21          -    List of Subsidiaries (39)
          23          -    Consent of Coopers & Lybrand L.L.P.
          27          -    Financial Data Schedule

---------------------------

(1)       Incorporated by reference to the Registrant's registration statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
(3)       Confidential Treatment requested for a portion of this Exhibit.
(4)       Incorporated by reference to the Registrant's Annual Report on Form
          10-K for the year ended September 30, 1990.
(7)       Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's
          registration statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(8)       Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the three months ended December 31, 1991.
(9)       Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the three months ended March 31, 1992.
(12)      Incorporated by reference to the Registrant's Form 8-K dated November 30, 1992.
(13)      Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's
          Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(14)      Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(15)      Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the three months ended December 31, 1992.
(16)      Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the six months ended March 31, 1993.
(17)      Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the nine months ended June 30, 1993.
(18)      Incorporated by reference to the Registrant's Annual Report on Form
          10-K for the fiscal year ended September 30, 1993.

(20)      Incorporated by reference to the Registrant's Registration Statement on Form S-3 or
          Amendment No. 1 (File no. 33-75826).
(21)      Incorporated by reference to the Registrant's Form 8-K dated March 31, 1994.
(22)      Incorporated by reference to the Registrant's Quarterly Report on
          Form 10-Q for the six
          months ended March 31, 1994.
(23)      Incorporated by reference to the Registrant's Form 8-K dated June 20, 1994.
(25)      Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
(27)      Incorporated by reference to the Registrant's Quarterly Report on Form
          10-Q for the six months ended March 31, 1995.
(29)      Incorporated by reference to the Registrant's Quarterly Report on Form
          8-K dated June 2, 1995.
(30)      Incorporated by reference to the Registrant's Quarterly Report on Form
          8-K dated May 16, 1995; Exhibit 10.70 (a) supersedes Exhibit 10.70.
(31)      Incorporated by reference to Registrant's Quarterly Report on Form
          10-Q for the nine months ended June 30, 1995.
(32)      Incorporated by reference to Registrant's Report on Form 8-K dated August
          16, 1995.
(33)      Incorporated by reference to Registration Statement filed on Form
          S-1 (No. 33-80219) by Intercardia, Inc. on December 8, 1995.
(34)      Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(36)      Incorporated by reference to Amendment No. 1 to Registrant's Registration Statement
          on Form S-3 (File No. 333-1273) filed March 15, 1996.
(37)      Incorporated by reference to Registrant's Registration Statement on
          Form S-3 (File No. 333-03131) filed May 3, 1996.
(38)      Incorporated by reference to Registrant's Quarterly Report on Form
          10-Q or 10-Q/A for the quarter ended June 30, 1996.
(39)      Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996
(40)      Incorporated by reference to Registrant's Quarterly Report on Form
          10-Q for the three months ended December 31, 1996
(41)      Incorporated by reference to Exhibit 3.5 of Registrant's Quarterly
          Report on Form 10-Q for the three months ended March 31, 1997
(42)      Incorporated by reference to Registrant's Quarterly Report on Form
          10-Q for the three months ended March 31, 1997
(43)      Incorporated by reference to Registrant's Quarterly Report on Form
          10-Q for the three months ended June 30, 1997
(44)      Incorporated by reference to Registrant's Form S-8 (File No.
          333-40315) filed November 14, 1997.


(d)       Financial Statements of Progenitor Inc. - Included herein at pages
          S-1 through S-32.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           INTERNEURON PHARMACEUTICALS, INC.

Date:  December 29, 1997            By:    /s/ Glenn L. Cooper, M.D.
                                           -------------------------
                                           Glenn L. Cooper, M.D.,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.

          Name                              Title                                      Date

 /s/ Glenn L. Cooper, M.D.                  President and Chief Executive            December 29, 1997
-------------------------                   Officer and Director (Principal
Glenn L. Cooper, M.D.                       Executive Officer)

/s/ Lindsay Rosenwald                       Chairman of the                          December 29, 1997
--------------------------------            Board of Directors
Lindsay Rosenwald, M.D.

/s/ Harry Gray                              Director                                 December 29, 1997
--------------------------------
Harry Gray


 /s/ Alexander M. Haig, Jr.                 Director                                 December 29, 1997
--------------------------------
Alexander M. Haig, Jr.

 /s/ Peter Barton Hutt                      Director                                 December 29, 1997
-----------------------------------
Peter Barton Hutt

 /s/ Malcolm Morville                       Director                                 December 29, 1997
---------------------------------
Malcolm Morville

 /s/ Robert K. Mueller                      Director                                 December 29, 1997
----------------------------------
Robert K. Mueller

/s/ Lee J. Schroeder                        Director                                 December 29, 1997
-----------------------------------
Lee J. Schroeder

/s/ David B. Sharrock                       Director                                 December 29, 1997
----------------------------------
David B. Sharrock

/s/ Richard Wurtman                         Director                                 December 22, 1997
----------------------------------
Richard Wurtman, M.D.

 /s/ Thomas F. Farb                         Executive Vice President,                December 29, 1997
---------------------------------           Treasurer and Chief Financial
Thomas F. Farb                              Officer (Principal Financial
                                            Officer)


 /s/ Dale Ritter                            Vice President, Corporate                December 29, 1997
---------------------------------           Controller and Chief Accounting
Dale Ritter                                 Officer (Principal Accounting
                                            Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Audited Financial Statements                                                          Page
----------------------------                                                          ----


Report of Independent Accountants......................................................F-2

Consolidated Balance Sheets -- September 30, 1997 and 1996.............................F-3

Consolidated Statements of Operations -- For the years ended
  September 30, 1997, 1996 and 1995....................................................F-4

Consolidated Statements of Stockholders' Equity -- For the years ended September 30, 1997, 1996 and 1995..............................................F-5

Consolidated Statements of Cash Flows -- For the years ended
  September 30, 1997, 1996 and 1995....................................................F-6

Notes to Consolidated Financial Statements.............................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of Interneuron Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Interneuron Pharmaceuticals, Inc. as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interneuron Pharmaceuticals, Inc. as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

Boston,  Massachusetts
December 18, 1997


                                         INTERNEURON PHARMACEUTICALS, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                     (Amounts in thousands except share data)

                                                                                 September 30,       September 30,
                                                                                     1997                 1996
                                                      ASSETS                    ---------------    ---------------
Current assets:
     Cash and cash equivalents                                                         $ 55,820           $145,901
     Marketable securities                                                               64,549             17,068
     Accounts receivable                                                                  1,297              4,338
     Inventories                                                                            735              8,376
     Prepaids and other current assets                                                    2,056              1,324
                                                                                ---------------     --------------
             Total current assets                                                       124,457            177,007

Marketable securities                                                                    19,683              6,639
Investment in unconsolidated subsidiary                                                   4,040                  -
Property and equipment, net                                                               4,669              2,689
Other assets                                                                                 81                103
                                                                                ---------------     --------------
                                                                                       $152,930           $186,438
                                                                                ===============     ==============

                                                    LIABILITIES

Current liabilities:
     Accounts payable                                                                   $ 1,615         $    2,575
     Accrued expenses                                                                    39,153             11,604
     Deferred revenue                                                                       750              6,921
     Current portion of notes payable and capital lease obligations                         710                661
                                                                                ---------------      -------------
             Total current liabilities                                                   42,228             21,761

Long-term portion of notes payable and capital lease obligations                          1,734                542

Minority interest                                                                        12,959             19,373

Commitments and contingencies (See Notes)

                                               STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 shares authorized:
     Series B, 239,425 shares issued and outstanding at September 30, 1997
     and 1996, respectively(liquidation preference at September 30, 1997 $3,026)          3,000              3,000
     Series C, 5,000 shares issued and outstanding at September 30, 1997 and 1996, respectively (liquidation preference at
     September  30, 1997 $502)                                                              500                500
Common stock, par value $.001, 80,000,000 shares authorized at September 30,
     1997; 41,226,293 shares issued and 41,015,969 shares issued and outstanding at
     September  30, 1997 and  1996, respectively                                             41                 41
Additional paid-in capital                                                              255,693            247,999
Accumulated deficit                                                                    (162,034)          (106,778)
Unrealized net gain on marketable securities                                                 85                  -
Treasury stock, at cost, 70,483 shares at September 30, 1997 and no shares at
     September 30, 1996                                                                  (1,276)                 -
                                                                                ---------------     --------------
             Total stockholders' equity                                                  96,009            144,762
                                                                                ---------------     --------------
                                                                                       $152,930           $186,438
                                                                                ===============     ==============

                The accompanying notes are an integral part of the consolidated financial statements.


                                         INTERNEURON PHARMACEUTICALS, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Amounts in thousands except per share data)




                                                                 For the years  ended September 30,

                                                           1997                 1996                 1995
                                                           ----                 ----                 ----
Revenues:
     Product revenue                                      $56,824              $14,162           $        -
     Contract and license fee revenue                      11,039                8,335                3,463
                                                        ---------             --------              -------
         Total revenues                                    67,863               22,497                3,463

Costs and expenses:
     Cost of product revenue                               41,496               11,617                    -
     Research and development                              50,865               17,824               15,168
     Selling, general and administrative                   24,890               17,167                7,733
     Product withdrawal                                     7,528                    -                    -
     Purchase of in-process research and development        3,044                8,584                    -
                                                        ---------             --------         ------------
         Total costs and expenses                         127,823               55,192               22,901

Net loss from operations                                  (59,960)             (32,695)             (19,438)

Investment income, net                                      8,825                4,135                  894
Equity in net loss of unconsolidated
     subsidiary                                            (9,028)                   -                    -
Minority interest                                           4,907                  574                  563
                                                        ---------           ----------            ---------

Net loss                                                 ($55,256)            ($27,986)            ($17,981)
                                                          =======              =======              =======

Net loss per common share                                  ($1.35)              ($0.76)              ($0.59)
                                                          =======                =====                =====

Weighted average common shares
outstanding                                                41,064               37,004               30,604
                                                           ======               ======               ======





               The accompanying notes are an integral part of the consolidated financial statements.


                                             INTERNEURON PHARMACEUTICALS, INC.
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (Dollar amounts in thousands)


                                                                           Common Stock                Preferred Stock
                                                                      ----------------------        --------------------  Additional
                                                                      Number of    Par Value         Number of             Paid-in
                                                                       Shares      Amount             Shares      Amount    Capital
                                                                      ------      --------          ---------     ------   ---------

Balance at September 30, 1994                                         29,016,367     $29              244,425     $3,500    $67,059

Proceeds from exercise of Class B Warrants                               257,107                                              1,221
Proceeds from exercise of stock options                                   61,200                                                151
Private placement of common stock, net of  issuance costs of $1,244    3,009,045       3                                     24,698
Dividends on preferred stock                                                                                                    (35)
Proceeds from offering of Employee Stock Purchase Plan                    10,287                                                 70
Proceeds from exercise of unit purchase options and Class A warrants     930,000       1                                      2,324
Proceeds from issuance of Put Protection Rights and warrants                                                                  1,163
Net loss
                                                                      ----------      --              -------      -----    -------
        Balance at September 30, 1995                                 33,284,006      33              244,425      3,500     96,651

Proceeds from exercise of Class B and other warrants                   3,524,897       4                                     13,124
Proceeds from exercise of stock options                                  740,022       1                                      3,141
Public offering  of common stock, net of issuance costs of $850        3,000,000       3                                    109,127
Proceeds from offering of Employee Stock Purchase Plan                    16,672                                                146
Dividends on preferred stock                                                                                                    (35)
Shares issued in payment of dividends                                      9,935                                                105
Issuance of common stock for technology rights                           342,792                                              8,827
Shares and payments pursuant to private placement agreements              97,645                                                (35)
Gain on sale of stock by subsidiary                                                                                          16,348
Stock-based compensation                                                                                                        600
Net loss
                                                                      ----------      --              -------      -----   --------
        Balance at September 30, 1996                                 41,015,969      41              244,425      3,500    247,999

Repurchases of common stock
Proceeds from exercise of stock options and warrants                     154,902                                               (163)
Proceeds from offering of Employee Stock Purchase Plan                                                                         (109)
Dividends on preferred stock                                                                                                    (35)
Proceeds from modification of call options                                                                                      500
Issuance of common stock for technology rights                            55,422                                                108
Gain on sale of stock by subsidiary                                                                                           7,291
Stock-based compensation and other                                                                                              102
Unrealized net gain on marketable securities
Net loss
                                                                     -----------     ---              -------     ------   --------
        Balance at September 30, 1997                                 41,226,293     $41              244,425     $3,500   $255,693
                                                                     ===========     ===              =======     ======   ========




                                                                                                     Treasury Stock
                                                                                    Unrealized Net  -----------------     Total
                                                                        Accumulated      Gain        Number of         Stockholders'
                                                                           Deficit   on Securities    Shares   Amount     Equity
                                                                        -----------  -------------  ----------------- -------------

Balance at September 30, 1994                                             $(60,811)                                         $9,777

Proceeds from exercise of Class B Warrants                                                                                   1,221
Proceeds from exercise of stock options                                                                                        151
Private placement of common stock, net of  issuance costs of $1,244                                                         24,701
Dividends on preferred stock                                                                                                   (35)
Proceeds from offering of Employee Stock Purchase Plan                                                                          70
Proceeds from exercise of unit purchase options and Class A warrants                                                         2,325
Proceeds from issuance of Put Protection Rights and warrants                                                                 1,163
Net loss                                                                   (17,981)                                        (17,981)
                                                                           --------                                        --------
        Balance at September 30, 1995                                      (78,792)                                         21,392

Proceeds from exercise of Class B and other warrants                                                                        13,128
Proceeds from exercise of stock options                                                                                      3,142
Public offering  of common stock, net of issuance costs of $850                                                            109,130
Proceeds from offering of Employee Stock Purchase Plan                                                                         146
Dividends on preferred stock                                                                                                   (35)
Shares issued in payment of dividends                                                                                          105
Issuance of common stock for technology rights                                                                               8,827
Shares and payments pursuant to private placement agreements                                                                   (35)
Gain on sale of stock by subsidiary                                                                                         16,348
Stock-based compensation                                                                                                       600
Net loss                                                                   (27,986)                                        (27,986)
                                                                          ---------                                     ----------
        Balance at September 30, 1996                                     (106,778)                                        144,762

Repurchases of common stock                                                                          217,500   $(3,978)     (3,978)
Proceeds from exercise of stock options and warrants                                                (120,150)    2,224       2,061
Proceeds from offering of Employee Stock Purchase Plan                                               (16,152)      291         182
Dividends on preferred stock                                                                                                   (35)
Proceeds from modification of call options                                                                                     500
Issuance of common stock for technology rights                                                                                 108
Gain on sale of stock by subsidiary                                                                                          7,291
Stock-based compensation and other                                                                   (10,715)      187         289
Unrealized net gain on marketable securities                                                 $85                                85
Net loss                                                                   (55,256)                                        (55,256)
                                                                         ----------          ---      ------   --------     -------
        Balance at September 30, 1997                                    $(162,034)          $85      70,483   $(1,276)     $96,009
                                                                         ==========          ===      ======   ========     =======


                            The accompanying notes are an integral part of the
consolidated financial statements.

                                         INTERNEURON PHARMACEUTICALS, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Amounts in thousands)

                                                                       For the years ended September 30,

                                                            1997                     1996                1995
                                                         -----------              ---------            ---------
Cash flows from operating activities:
     Net loss                                               ($55,256)              ($27,986)          ($17,981)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
             Depreciation and amortization                     1,472                    889                715
             Loss (gain) on disposal of fixed assets              12                     38                (34)
             Minority interest in net loss of consolidated
                subsidiaries                                  (4,907)                  (574)              (563)
             Purchase of in-process research and development   2,234                  8,098                  -
             Noncash compensation                                434                  1,422                  -
             Equity in net loss of unconsolidated subsidiary   9,028                      -                  -
             Change in assets and liabilities, net of
                effects from deconsolidation:
                Accounts receivable                            2,787                 (4,101)                 -
                Prepaid and other current assets              (8,348)                (1,135)              (196)
                Other assets                                     (36)                   327                 10
                Inventories                                    7,641                 (8,376)                 -
                Accounts payable                                 114                  1,414                 44
                Deferred revenue                              (6,171)                 6,921                  -
                Accrued expenses and other liabilities        31,099                  3,633              2,129
                                                             -------               --------           --------
Net cash (used) by operating activities                      (19,897)               (19,430)           (15,876)
                                                              ------                 ------             ------

Cash flows from investing activities:
     Capital expenditures                                     (3,273)                (1,850)              (504)
     Proceeds from sale of fixed assets                            -                     63                 47
     Purchases of marketable securities                      (85,971)               (56,641)           (22,465)
     Proceeds from maturities and sales of
             marketable securities                            25,531                 51,141              8,614
     Purchases of Intercardia stock                           (2,951)                     -                  -
     Purchases of Progenitor units and stock                  (3,605)                     -                  -
     Cash effect of deconsolidation of subsidiary                (12)                     -                  -
                                                           ----------           -----------         ----------
Net cash (used) by investing activities                      (70,281)                (7,287)           (14,308)
                                                              ------                -------           ---------

Cash flows from financing activities:
     Net proceeds from issuance of common and
             treasury stock and other financing activities     2,819                125,510             29,630
     Net proceeds from issuance of stock by
             subsidiaries                                        333                 30,569              6,070
     Purchases of treasury stock                              (3,978)                     -                  -
     Proceeds from sale/leaseback                              1,636                    313                324
     Proceeds from notes payable                                 156                     16                  -
     Principal payments of notes payable                         (35)                     -                  -
     Principal payments of capital lease obligations            (834)                  (571)              (416)
                                                           ----------              ---------          --------
Net cash provided by financing activities                         97                155,837             35,608
                                                          ----------                -------             ------

Net change in cash and cash equivalents                      (90,081)               129,120              5,424
Cash and cash equivalents at beginning of period             145,901                 16,781             11,357
                                                          ----------             ----------         ----------

Cash and cash equivalents at end of period                 $  55,820               $145,901            $16,781
                                                           =========               ========            =======

Supplemental disclosure of financing and investing activities:
     Cash payments for interest                          $       311            $       330          $     146
                                                         ===========            ===========          =========
     Property and equipment obtained through
             financing arrangements                       $    1,211            $       157       $          -
                                                          ==========            ===========       ============

                The accompanying notes are an integral part of the consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  Nature of the Business:

Interneuron Pharmaceuticals, Inc. (the "Company") is a diversified biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates primarily for neurological and behavioral disorders. The Company is also developing products and technologies, through three consolidated subsidiaries and one unconsolidated subsidiary (the "Subsidiaries"): Intercardia, Inc. ("Intercardia") a public company and a consolidated subsidiary, focuses on cardiovascular disease; Transcell Technologies, Inc. ("Transcell"), a consolidated subsidiary, focuses on carbohydrate-based drug discovery; InterNutria, Inc. ("InterNutria"), a consolidated subsidiary, focuses on dietary supplement products; and Progenitor, Inc. ("Progenitor") a public company and an unconsolidated subsidiary, focuses on functional genomics using developmental biology.

On September 15, 1997, the Company and Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corp. ("AHP") announced a withdrawal of the Company's weight loss medication Redux (TM) (dexfenfluramine hydrochloride capsules) C-IV. This action was taken based on new, preliminary and summary information regarding potential abnormal echocardiogram findings in patients using these medications. The market withdrawal of Redux resulted in the recognition of certain charges to operations. In addition, the Company has been named in certain legal actions. (See Note H.)

B.  Summary of Significant Accounting Policies:

Basis of Presentation: The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned Subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in subsidiary companies which are less than majority but greater than 20% owned are reflected using the equity method of accounting.

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

Cash, Cash Equivalents and Marketable Securities: The Company invests available cash primarily in short-term bank deposits, money market funds, U.S. and foreign commercial paper and U.S. and foreign government securities. Cash and cash equivalents includes investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. At September 30, 1997 and 1996, all investments held were classified as "available-for-sale."

Property and Equipment: Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method based upon the following estimated useful lives:

Estimated Useful Lives:

Office equipment..................................................2 to 5 years

Laboratory equipment...................................................5 years

Leasehold improvements..........Shorter of lease term or estimated useful life

Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged, respectively, to operations.

Inventories: Inventories are valued at the lower of cost (first-in, first-out method) or market. For products requiring regulatory approval or compliance prior to marketing, inventory costs are capitalized commencing from the time the Company determines it is probable the pertinent product will be approved by or comply with requirements of the relevant regulatory authorities including the U.S. Food and Drug Administration ("FDA").

Revenue Recognition: Product revenue consists of product sales which are recognized at the later of shipment or acceptance and royalties from licensed products which are recognized when the amount of and basis for such royalties are reported to the Company in accurate and appropriate form and in accordance with the related license agreements. Contract and license fee revenue consists of technology license-related payments, contractual research milestone payments, sales and marketing payments, research and development grants and contractual research and development funding and is recognized when services are performed or when contractual obligations are met. Cash received in advance of revenue recognition is recorded as deferred revenue.

Research and Development: Research and development costs are expensed in the period incurred.

Income Taxes: Deferred tax liabilities and assets are recognized based on temporary differences between the financial statement basis and tax basis of assets and liabilities using current statutory tax rates. A valuation allowance against net deferred tax assets is established if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. (See Note J.)

Accounting for Stock-Based Compensation: During the fiscal year ended September 30, 1997, the Company adopted the disclosure requirements of the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which changes measurement, recognition and disclosure standards for stock-based compensation. The Company measures stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). As such, the adoption of SFAS No. 123 did not impact the financial position or the results from operations of the Company.

Issuance of Stock by a Subsidiary: Gains on the issuance of common stock by a subsidiary are included in net income unless the subsidiary is a research and development, start-up or development stage company or an entity whose viability as a going concern is uncertain. In those situations the Company accounts for the change in its proportionate share of the subsidiary's net assets resulting from the additional equity raised by the subsidiary as an equity transaction and credits any resulting gain to additional paid-in capital.

Uncertainties: The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, litigation, product liability, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

Reclassification: Certain prior year amounts have been reclassified to conform with fiscal 1997 classifications.

Recent Accounting Pronouncements: The Company will adopt SFAS No. 128 "Earnings Per Share" ("SFAS No. 128"), in the fiscal quarter ending December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. Management does not believe there will be a material impact from the adoption of SFAS No. 128.

The Company will adopt SFAS No. 130, "Reporting Comprehensive Income" ("SFAS
No. 130"), in the fiscal year ending September 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management has not determined the effect of adopting SFAS No. 130.

The Company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), in the fiscal year ending September 30, 1999. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management has not determined the effect of adopting SFAS No. 131.

C.   Marketable Securities:

Investments in marketable securities consisted of the following at September 30, 1997 and 1996:

                                                      1997                               1996
                                         ------------------------------    -------------------------------
                                                               Market                             Market
                                             Cost              Value              Cost            Value
                                             ----              ------             ----            ------
U.S. government treasury
     and agency obligations               $12,768,000      $ 12,789,000      $ 2,005,000       $ 2,033,000
Foreign government and
corporate obligations                      13,904,000        13,903,000        3,260,000         3,193,000
U.S. corporate notes                       57,475,000        57,540,000       18,442,000        18,503,000
                                         ------------      ------------     ------------      ------------
                                          $84,147,000       $84,232,000      $23,707,000       $23,729,000
                                          ===========       ===========      ===========       ===========


At September 30, 1997, gross unrealized gains and losses were $89,000 and $4,000, respectively. At September 30, 1996, marketable securities were carried at cost due to insignificant differences from market value. The maturities of these marketable securities as of September 30, 1997 and 1996 were as follows:

                                                  1997              1996
                                              ------------      -----------

Within one year                                $64,549,000      $17,068,000
After one year through three years              19,683,000        6,639,000
                                              ------------      -----------
Total maturities                               $84,232,000      $23,707,000
                                              ============      ===========

D.   Inventories:

At September 30, 1997 and 1996, inventories consisted of the following:

                                                    1997            1996
                                                 ---------      -----------

Raw materials                                     $221,000       $5,420,000
Finished goods                                     514,000        2,956,000
                                                 ---------      -----------
                                                  $735,000       $8,376,000
                                                  ========       ==========


At September 30, 1997, inventories related primarily to PMS Escape and at September 30, 1996, inventories related primarily to Redux. At September 30, 1997, the Company has fully reserved all Redux-related inventories in connection with the market withdrawal of Redux (see Note H).

E.  Property and Equipment:

At September 30, 1997 and 1996, property and equipment consisted of the following:

                                                    1997              1996
                                                -------------      ----------
Office equipment                                 $2,131,000        $1,622,000

Laboratory equipment                              2,093,000         2,612,000
Leasehold improvements                            2,362,000           242,000
                                                 ----------        ----------
                                                  6,586,000         4,476,000
Less:  accumulated depreciation
           and amortization                      (1,917,000)       (1,787,000)
                                                  ---------         ---------
                                                 $4,669,000        $2,689,000
                                                 ==========        ==========

Included in the above amounts is property and equipment under capital lease obligations of $2,713,000 and $2,169,000 at September 30, 1997 and 1996,
respectively, and related accumulated depreciation of $1,149,000 and $845,000 at September 30, 1997 and 1996, respectively. Leased assets consist primarily of laboratory equipment. The Company paid $165,000 and $158,000 in interest expense during the years ended September 30, 1997 and 1996, respectively, related to these capital lease obligations.

F.  Accrued Expenses:

At September 30, 1997 and 1996, accrued expenses consisted of the following:

                                                1997                   1996
                                           --------------        --------------
Professional fees                           $     528,000         $     947,000
Clinical and sponsored research                21,077,000             5,490,000
Compensation related                            3,949,000             3,058,000
Redux withdrawal                               11,620,000                     -
Other                                           1,979,000             2,109,000
                                           --------------         -------------
                                              $39,153,000           $11,604,000
                                             ============          ============

G.  Commitments and Obligations:

The Company leases its facilities, as well as certain laboratory equipment and furniture, under non-cancelable operating leases. Rent expense under these leases was approximately $1,931,000, $1,195,000 and $1,055,000 for the years ended September 30, 1997, 1996 and 1995, respectively. The Company also leases certain property and equipment under capital leases.

At September 30, 1997, the Company's future minimum payments under non-cancelable lease arrangements are as follows:

         Fiscal Year                      Operating Leases        Capital Leases
         -----------                      ----------------        --------------
         1998                                 $ 2,036,000            $ 768,000
         1999                                   1,944,000              678,000
         2000                                   1,885,000              520,000
         2001                                   1,787,000               81,000
         2002                                   1,655,000                    -
         Thereafter                             4,606,000                    -
                                            -------------           ------------
Total lease payments                          $13,913,000            2,047,000
                                              ===========

Less: amount representing interest                                (236,000)
                                                               -----------
Present value of net minimum lease payments                    $ 1,811,000
                                                               ===========

At September 30, 1997, the Company's note obligations consisted of approximately $633,000 in note payable agreements (the "Notes"). The Notes require monthly, semi-monthly or single payments, accrue interest at rates ranging from approximately 5.8% to approximately 11.5% and expire at various dates through June 2002. At September 30, 1997, $73,000 of these note obligations has been classified as current .


H.  Withdrawal of Redux, Legal Proceedings, and Related Contingencies:

On September 15, 1997, the Company and Wyeth-Ayerst announced a market withdrawal of the weight loss medication Redux. On September 12, 1997, the FDA provided the Company and Wyeth-Ayerst and manufacturers and marketers of phentermine with new preliminary and summary information (which has recently been updated and revised by the FDA) concerning potential abnormal echocardiogram findings in patients using these drugs. These patients had been treated with fenfluramine or Redux for up to 24 months, most often in combination with phentermine. Redux was launched in June 1996.

These observations reflected a preliminary analysis of pooled information rather than results of a formal clinical investigation, and are difficult to evaluate because of the absence of matched controls and pretreatment baseline data for these patients. Nevertheless, the Company believes it was prudent, in light of this information, to have withdrawn Redux from the market.

In connection with the market withdrawal of Redux, the Company recorded certain charges aggregating approximately $10,800,000. Of this amount, approximately (i) $3,300,000 (included in cost of revenues) related to reserves for inventories of dexfenfluramine drug substance and finished Redux capsules which were deemed to have no net realizable value and (ii) $7,500,000 related to costs or commitments associated with product development, litigation, the cessation of production of Redux capsules and other costs. Total expenses relating to the market withdrawal of Redux may exceed these amounts which are current estimates and do not include provisions for liability, if any, arising out of Redux-related litigation or other related costs which are not currently determinable.

Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 200 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. The Company has also been named as a defendant in several lawsuits filed by alleged purchasers of the Company's common stock, purporting to be class actions, claiming violation of the federal securities laws. It is not possible for the Company to determine its costs related to its defense in these or potential future legal actions, monetary or other damages which may result from such legal actions, or the effect on the future operations of the Company. The withdrawal of Redux and related events may materially adversely affect the Company and its financial condition.

I.  Stockholders' Equity:

Preferred Stock: The Certificate of Incorporation of the Company authorizes the issuance of 5,000,000 shares of Preferred Stock. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions, including the dividend, conversion, voting, redemption (including sinking fund provisions), and other rights, liquidation preferences, and the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders of the Company. In fiscal 1993, the Company issued shares of Series B and Series C Preferred Stock in connection with an agreement with AHP. (See Note L).

Common Stock and Warrants: Class B Warrants, which were issued in connection with the Company's initial public offering in 1990, entitled the holder to purchase one share of Common Stock at $4.75 per share, from the date of issuance through March 15, 1996. During fiscal 1995, 257,107 Class B Warrants were exercised and proceeds of approximately $1,221,000 were realized by the Company. During fiscal 1996, approximately 2,402,000 Class B Warrants were exercised (including 165,000 that were exercised on a cashless basis by an affiliate of the Company resulting in the issuance of 138,432 shares of Common Stock of the Company) resulting in net proceeds to the Company of approximately $10,612,000 and the issuance of approximately 2,375,000 shares of Common Stock.

Also in connection with the Company's initial public offering in 1990, the Company provided the underwriter with Unit Purchase Options ("UPO's") to purchase up to 155,000 units for $8.40 per unit. In fiscal 1995, all 155,000 UPO's and underlying Class A Warrants were exercised resulting in proceeds of $2,325,000 and issuance of 930,000 shares of the Company's Common Stock and 465,000 Class B Warrants, which were exercised in full in fiscal 1996.

In fiscal 1995, the Company completed private placements of 3,009,045 shares of its Common Stock, at prices ranging from $3.75 to $13.08 per share, which resulted in net proceeds of approximately $24,701,000. Additionally, as part of the private placements, the Company issued warrants to purchase 653,000 shares of its Common Stock. At September 30, 1997, 632,500 of these warrants were outstanding at prices ranging from $5.00 to $13.08 per share and expire from August 16, 2000 to February 3, 2005.

In January 1996, the Company issued 342,792 shares of Common Stock for the purchase of the 20% of outstanding capital stock of CPEC, Inc. ("CPEC") not owned by Intercardia. (See Note M.)

In June 1996, the Company completed a public offering of 3,000,000 shares of Common Stock at $39.00 per share and received proceeds, net of issuance costs, of approximately $109,130,000.

At the Company's annual meeting of stockholders on March 5, 1997, the Company's stockholders approved an increase to the number of authorized shares of Common Stock from 60,000,000 to 80,000,000.

During fiscal 1995, certain Subsidiaries issued convertible preferred stock through private placements which resulted in net proceeds of approximately $7,233,000 (the "Subsidiaries' Private Placements"). In connection with certain of the Subsidiaries' Private Placements, the Company issued 218,125 warrants to purchase shares of the Company's Common Stock exercisable at $4.625 per share until June 30, 1998 (the "Warrants") of which 40,000 Warrants were outstanding at September 30, 1997. Additionally, investors in the private placements have the ability on June 30, 1998 to cause the Company to purchase from them certain amounts of the convertible preferred stock deemed to be illiquid but in no circumstance for an amount greater than that initially paid by the investor (the "Put Protection Rights") that could have caused the Company to issue in June 1998 up to approximately 4,095,000 shares of the Company's Common Stock. The Company received approximately $1,163,000 from the proceeds of the offerings as consideration for its issuance of the Warrants and the Put Protection Rights, which was recorded as an equity issuance by the Company. The Company may pay cash or issue its Common Stock to settle any obligations arising from the Put Protection Rights and intends to choose settlement through issuance of its Common Stock. At September 30, 1997, as a result of the Intercardia and Progenitor IPO's which reduced the Company's potential obligations under the Put Protection Rights (see Note N), the Company could be required to issue up to a maximum aggregate of approximately 232,000 shares of Common Stock under certain circumstances if the Put Protection Rights were exercised in full and the Company's Common Stock is valued at $2.00 per share or less. In connection with these private placements, the Company issued to designees of the Placement Agent, which is an affiliate of the Company (see Note K), warrants to purchase 21,813 shares of Common Stock at $4.625 per share, exercisable through June 30, 1998. At September 30, 1997, 20,563 of these warrants were outstanding. Investors also received registration rights relating to the shares underlying the Warrants and Put Protection Rights.

Stock Options and Warrants: Under the Company's 1989 Stock Option Plan (the "1989 Plan"), incentive or non-qualified options to purchase 3,000,000 shares of the Company's Common Stock and under the Company's 1994 Long-Term Incentive Plan (the "1994 Plan"), incentive or non-qualified options to purchase 6,000,000 shares of the Company's Common Stock may be granted to employees and directors and consultants may be granted non-qualified options. Under the 1989 and 1994 Plans ("the Plans") the term of each grant cannot exceed ten years.

The Company has also granted outside of the Plans options to purchase shares of the Company's Common Stock ("Non-Plan Options"). At September 30, 1997, 100,000 Non-Plan Options were outstanding.

The Company has issued warrants to purchase shares of the Company's Common Stock, certain of which were issued in connection with various financing arrangements and have been disclosed in this and other Notes to the Consolidated Financial Statements.

Presented below under the caption "Stock Options" is all Plan and Non-Plan option activity and under the caption "Warrants" is all warrant activity, exclusive of Class A and B warrant activity, certain of which may also be disclosed in this and other Notes to the Consolidated Financial Statements:

                                                  Stock Options                                Warrants
                                        --------------------------------             -----------------------------

                                                           Weighted Average
                                          Shares            Exercise  Price             Shares           Warrant  Price
                                        ----------         ----------------          -----------        ----------------
Outstanding at
September 30, 1994                      2,919,841                $7.22                 1,145,000        $4.00 - $14.00

  Granted                               1,225,200                $7.10                   893,438        $4.63 - $13.08

  Exercised                               (61,200)               $2.46                         -

  Canceled                                 (2,400)               $6.46                         -
                                     -------------                               ---------------
Outstanding at
September 30, 1995                      4,081,441                $7.25                 2,038,438        $4.00 - $14.00

  Granted                                 848,300               $23.56                    75,000        $23.25

  Exercised                              (740,021)               $4.24                (1,309,125)       $4.00 - $14.00

  Canceled                               (298,000)              $27.22                         -
                                       ----------                               ----------------
Outstanding at
September 30, 1996                      3,891,720                $9.85                   804,313        $4.63 - $23.25

  Granted                               1,477,000               $21.71                    50,000        $18.25 - 20.25

  Exercised                              (271,896)               $7.53                    (3,156)       $4.63

  Canceled                                (14,750)              $19.19                   (20,000)       $23.25
                                      -----------                                  --------------

Outstanding at
September 30, 1997                      5,082,074               $13.39                   831,157        $4.63 - $23.25
                                        =========                                    ===========

At September 30, 1997, outstanding stock options were exercisable as follows:

                                      Outstanding                                                        Exercisable
                         -----------------------------------------------------------------  ----------------------------------------


                                                  Weighted Average
   Range of Exercise                                 Remaining            Weighted Average                         Weighted Average
         Price                 Number             Contractual Life         Exercise Price          Number           Exercise Price
         -----                 -------            ----------------         --------------          ------           --------------
     $ 0.83-$ 7.88             1,337,573             5.5 years                 $ 6.38              929,923                 $6.34
     $ 8.13-$ 9.75             1,309,000             5.9 years                 $ 9.00            1,309,000                 $9.00
     $ 9.88-$20.13             1,843,951             8.6 years                 $17.52              400,459                $13.18
     $20.25-$32.00               591,550             9.2 years                 $26.16               59,525                $23.58
                               --------                                                        ------------
     $ 0.83-$32.00             5,082,074             7.2 years                 $13.39            2,698,907                 $9.02
                               =========                                                       ============


All outstanding options vest at various rates over periods up to six years and expire at various dates from August 1, 1999 to September 23, 2007. At September 30, 1996, 2,210,998 options were exercisable at a weighted average exercise price of $7.95.

At September 30, 1997, outstanding warrants were exercisable as follows:

Range of Exercise Prices                Number Outstanding             Number Exercisable
------------------------                ------------------             ------------------

$4.625-$9.00                                       163,657                       163,657
$10.00                                             500,000                       500,000
$12.765-$23.25                                     167,500                       122,500
                                                   -------                       -------
                                                   831,157                       786,157
                                                   =======                       =======

At September 30, 1997, all outstanding warrants expire at various dates from June 30, 1998 to September 16, 2006 and have a weighted average exercise price of $10.63 per share.

Employee Stock Purchase Plan: On March 22, 1995, the Company's stockholders approved the Company's 1995 Employee Stock Purchase Plan (the "1995 Plan") covering an aggregate of 100,000 shares of Common Stock which is offered in one-year offerings (an "Offering"), the first of which began April 1, 1995. Each Offering is divided into two six-month Purchase Periods (the "Purchase Periods"). Stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the last sale price of the Company's Common Stock on the first day of an Offering or the last day of the related Purchase Period. In fiscal 1997, 1996, and 1995, 16,152, 16,672, and 10,287 shares, respectively, of Common Stock have been purchased pursuant to the 1995 Plan.

Pro Forma Net Income Information: Pro forma information regarding net loss shown below was determined as if the Company and its consolidated Subsidiaries had accounted for employee stock options and shares purchased under stock purchase plans under the fair value method of SFAS No.

123. The fair value of each option grant is estimated on the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                                        1997                1996
                                                                        ----                ----
Dividend yield                                                          0%                   0%
Expected volatility                                                   60%-70%              60%-70%
Risk-free interest rate                                              6.0%-6.9%           5.4%-  6.9%
Expected option life                                                  5 years              5 years
Weighted average grant date fair value:
         Interneuron                                                  $12.81               $10.93
         Intercardia                                                  $11.46               $13.28
         Transcell                                                    $  .17                $ .57

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's and its consolidated Subsidiaries' employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the assumption of expected stock price volatility of the underlying stock. Changes in these subjective assumptions can materially affect the fair value estimate.

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The below pro forma net loss and net loss per share amounts only include option grants within the last two years. The pro forma effect on net loss for the fiscal years ended September 30, 1997 and 1996 may not be representative of the pro forma effect on net income or loss in future years. The Company's pro forma information is as follows for the fiscal years ended September 30, 1997 and 1996:

                                                 1997                            1996
                                      -------------------------------------------------------------
                                      As Reported      Pro Forma       As Reported      Pro Forma
                                      -----------      ---------       -----------      ---------
Net loss                              $55,256,000     $62,773,000      $27,986,000      $29,884,000
Net loss per share                         $1.35         $1.53             $0.76           $0.81



Treasury Stock and Stock Repurchases: In March 1997, the Company announced that its Board of Directors had authorized it to repurchase from time to time through open-market transactions up to 1,500,000 shares of the Company's Common Stock. As of September 30, 1997, the Company had repurchased 217,500 shares, for an aggregate purchase price of approximately $3,978,000, of which 147,017 shares were re-issued pursuant to stock option and warrant exercises and an employee stock purchase plan.


Call Options: In May 1997, the Company purchased in private transactions from Swiss Bank Corporation, London Branch ("SBC") capped call options, which were subsequently modified, on Interneuron Common Stock. As modified, these call options give Interneuron the right to purchase from SBC up to a total of 1,240,000 shares of Interneuron Common Stock at a strike price of $14.50. The call options are exercisable only at their maturities, which are December 31, 1997, June 9, 1998, September 21, 1998 and January 11, 1999 each with respect to 310,000 shares, and are subject to caps of $22.50, $29.50, $32.50 and $34.50, respectively, which limit the potential economic benefit to the Company of these call options if exercised. The call options which the Company purchased may be settled, if exercised, with cash in an amount equal to the difference between the strike price and the market price, determined over a specified valuation period, subject to the caps. Under certain circumstances, the Company may delay the expiration date of these call options for the payment of additional consideration to SBC.

In exchange for the purchases of these call options, in lieu of cash purchase prices, the Company sold to SBC call options entitling SBC to purchase from the Company at a strike price of $36.00 per share, an aggregate of 2,000,000 shares of Interneuron Common Stock, 1,000,000 shares on each of December 30 and 31, 1999. Modification to the original options, which consisted of extensions of maturity dates and reductions of the caps and strike prices, resulted in a $500,000 cash payment to the Company. The Company will have the right to settle these call options with cash or stock, subject to certain conditions. If exercised, the Company expects to settle the call options that it sold through issuances by the Company to SBC of up to an aggregate of 2,000,000 shares of Common Stock, subject to the effectiveness of a registration statement covering the resale of these shares delivered. Because the Company has the ability to settle call options through issuance or receipt of Common Stock, the Company has accounted for the original purchases and sales of these call options as equivalent and offsetting noncash equity transactions. Any gains realized from purchased call options will be reflected in additional paid-in capital. The additional $500,000 received in cash for the subsequent modification to the original options is reflected as a credit to additional paid-in capital .

Other: In addition to the 41,156,000 shares of Common Stock outstanding at September 30, 1997, there were approximately 16,400,000 potentially issuable shares of Common Stock ("Reserved Common Shares"). Included in the number of Reserved Common Shares are the following: (i) 4,756,000 shares of Common Stock reserved for issuance upon conversion of the Company's authorized but unissued Preferred Stock; (ii) 622,222 shares of Common Stock issuable upon conversion of issued and outstanding Preferred Stock; (iii) 232,000 shares reserved for the maximum number of shares issuable under the Put Protection Rights, which assumes exercise for the full amount possible; (iv) 7,600,000 shares reserved for issuance under the Plans and the 1995 Plan, (of which approximately 5,100,000 stock options were outstanding not all of which were vested); (v) an estimated 270,000 shares issuable in connection with certain acquisitions; (vi) approximately 931,000 shares reserved for issuance from exercise of outstanding warrants and Non-Plan Options; and (vii) 2,000,000 shares reserved for issuance pursuant to call options potentially exercisable by SBC.

J.  Income Taxes:

At September 30, 1997 and 1996, the significant components of the Company's deferred tax asset consisted of the following:

                                                                 1997                       1996
                                                                 ----                       ----


Federal and state net operating loss
          carryforwards                                        $36,728,000               $38,798,000
Federal and state tax credit carryforwards                       3,922,000                 3,721,000
Deferred revenue and accrued expenses                           16,076,000                 3,723,000
Investment in unconsolidated subsidiary                         10,000,000                         -
                                                                ----------              ------------
Total deferred tax asset before
          valuation allowance                                   66,726,000                46,242,000
Valuation allowance against total
          deferred tax asset                                   (66,726,000)              (46,242,000)
                                                               ------------              ------------

Net deferred tax asset                                         $         -               $         -
                                                               ============              ============

At September 30, 1997, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $98,000,000 which expire at various dates from 2004 to 2012. In addition, the Company had approximately $4,000,000 of tax credit carryforwards for federal income tax purposes expiring at various dates through 2012. The Company's ability to use the carryforwards may be subject to limitations resulting from ownership changes as defined in the U.S. Internal Revenue Code.

Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance.

K.  Related Party Transactions:

During fiscal 1995, Paramount Capital, Inc. ("Paramount") served as placement agent for the Subsidiaries' Private Placements (see Note I). Lindsay A. Rosenwald, M.D., the Chairman of the Board and a principal stockholder of the Company, is the Chairman, Chief Executive Officer and sole stockholder of Paramount.

Paramount earned $657,000 in commissions related to the Subsidiaries' Private Placements. In addition, the Company issued to Dr. Rosenwald and other designees of Paramount warrants to purchase a total of 21,813 shares of the Company's Common Stock at $4.625 per share, exercisable through June 30, 1998.

D.H. Blair and Co., Inc. ("Blair") was a selected dealer associated with the Subsidiaries' Private Placements. Blair is substantially owned by relatives of the sole stockholder of the parent of D.H. Blair Investment Banking Corp., a principal stockholder of the Company. Blair earned $113,000 in commissions related to the Subsidiaries' Private Placements. Designees of Paramount (including Dr. Rosenwald) and Blair also received warrants to purchase an aggregate of 10% of the preferred stock of the Subsidiaries sold in the Subsidiaries' Private Placements. These warrants represent less than 1% of the subsidiaries outstanding stock at September 30, 1997.

Under consulting agreements with two directors and a party related to a director to provide scientific advice and administrative services, the Company is obligated to make monthly payments, generally for a one year period subject to annual renewals. Payments were $281,000, $180,000, and $174,000 for the years ended September 30, 1997, 1996 and 1995, respectively. Also, one of these directors received additional payments in fiscal 1996 aggregating approximately $103,000 related to certain patent matters and the April 1996 FDA approval of Redux. Another director has a three year consulting agreement with the Company to provide services for a total of up to $120,000. Payments under this agreement were $25,000, $32,000, and $36,000, in fiscal 1997, 1996, and 1995, respectively.

In fiscal 1996, InterNutria acquired certain technology from AVAX Technologies, Inc. (formerly Walden Laboratories, Inc.) ("AVAX") of which certain of the Company's directors are or were stockholders (see Note M).

The Company made contributions of $147,000, $182,000, and $147,000 in the years ended September 30, 1997, 1996 and 1995, respectively, to The Center for Brain Science and Metabolism Charitable Trust of which one of the Company's directors is the scientific director.

L.  Agreements:

Servier: In February 1990, as amended, the Company entered into a series of agreements with Les Laboratoires Servier ("Licensor") under which the Company licensed U.S. marketing rights to dexfenfluramine, a prescription drug developed by the Licensor for the treatment of obesity associated with carbohydrate craving in exchange for royalty payments based upon net product sales, as defined. Additionally, the agreements required the Company to purchase the bulk compound from an affiliate of the Licensor and to the Licensor 11.5% of net sales of the products by AHP. During fiscal 1997 and 1996, the Company incurred expense and paid to the Licensor royalties of approximately $20,000,000 and $3,800,000, respectively. (See Note H.)

American Home Products: In November 1992, the Company entered into an agreement with American Cyanamid Company (which subsequently was acquired by AHP) for the development and marketing in the U.S. of dexfenfluramine for use in treating obesity associated with carbohydrate craving. On this date, the Company received $2,000,000 for a patent license and sold to AHP 239,425 shares of its convertible Series B Preferred Stock for $3,000,000. Holders of Series B Preferred Stock are entitled to receive mandatory dividends of $.1253 per share payable at the election of the Company in cash or Common Stock. Such dividends are payable annually on April 1 of each year, accrue on a daily basis and are cumulative. Holders of Series B Preferred Stock are also entitled to a liquidation preference of $12.53 per share, plus accumulated and unpaid dividends. Holders of Series B Preferred Stock are entitled to convert such shares into an aggregate of 533,334 shares of Common Stock (a conversion price of $5.625 per share) subject to adjustment in the event of future dilution. Additionally, the agreement with AHP provides for royalty payments to the Company based upon net sales of dexfenfluramine and for AHP to share equally with the Company certain research and development expenses.

In June 1993, the Company received payments from AHP in connection with the submission of a New Drug Application ("NDA") for dexfenfluramine, consisting of $2,500,000 in a milestone payment and $500,000 through the purchase of 5,000 shares of convertible Series C Preferred Stock. Holders of Series C Preferred Stock are entitled to receive mandatory dividends of $1.00 per share payable annually on April 1, of each year, which accrue on a daily basis and are cumulative. Holders of Series C Preferred Stock are also entitled to a liquidation preference of $100 per share, plus accumulated and unpaid dividends. Holders of Series C Preferred Stock are entitled to convert such shares into an aggregate of 88,888 shares of Common Stock of the Company (a conversion price of $5.625 per share) subject to anti-dilution adjustment. Holders of the Series B and C Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders other than the election of directors, generally holding the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock are convertible.

AHP has the right to terminate its sublicense upon twelve months notice to the Company. The AHP agreements provide that Servier has the right to withdraw its consent to the sublicense in the event that any entity acquires stock in AHP sufficient to elect a majority of AHP's Board of Directors or otherwise obtains control of AHP, provided that no such withdrawal shall occur if AHP or its successor achieves minimum net sales of $75,000,000 in the first marketing year or $100,000,000 [per marketing year] thereafter or pays Servier amounts to which it would have been entitled if AHP had achieved such minimum net sales. Servier consented to the AHP acquisition of American Cyanamid Company.

On April 29, 1996, dexfenfluramine received FDA clearance for marketing under the name Redux. The Company's License Agreement with AHP provides for base royalties equal to 11.5% of AHP's net sales and additional royalties ranging from 5% of the first $50,000,000 of AHP's annual net sales if Redux is a scheduled drug to 10% of AHP's annual net sales over $150,000,000, providing Redux is supplied to AHP by the Company. AHP is contractually required to make quarterly royalty payments to the Company for net sales of Redux. The Company has manufactured Redux through an arrangement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") and has been the exclusive supplier of Redux to AHP. On September 15, 1997, the Company and AHP announced a market withdrawal of Redux. (See Note H.)

Boehringer: In November 1995, the Company entered into an exclusive manufacturing agreement with Boehringer under which Boehringer agreed to supply, and the Company agreed to purchase from Boehringer, all of the Company's requirements for dexfenfluramine capsules. The contract, which expires December 31, 1998, contains certain minimum purchase and insurance commitments by the Company and requires conformance by Boehringer to the FDA's Good Manufacturing Practices regulations. (See Note H.)

Ferrer: The Company has licensed from Ferrer International, S.A. ("Ferrer") exclusive rights in the U.S. Puerto Rico and Canada to certain uses of citicoline, a drug for potential treatment for ischemic stroke, for commercialization. A license fee and future royalties on net sales of citicoline were consideration provided to Ferrer.

Rhone-Poulenc Rorer: In February 1994, the Company entered into a license agreement with Rhone-Poulenc Rorer S.A. ("RPR"), granting the Company worldwide exclusive rights to an anti-anxiety compound (pagoclone). License fees, milestone payments and future royalties on net sales were consideration provided to RPR.

Eli Lilly: In June 1997, the Company entered into an agreement with Eli Lilly and Co. and Eli Lilly S.A. ("Lilly") relating to the licensing by Lilly from the Company of a use patent for Lilly's antidepressant Prozac(R) (fluoxetine hydrochloride) to treat disturbances of appetite and mood associated with premenstrual syndrome. Lilly paid the Company an up-front license fee of $1,000,000, which was recorded as license fee revenue in fiscal 1997, and is required to make additional payments based upon achievement of development and regulatory related milestones and pay royalties based upon net sales.

Bristol-Myers Squibb: Intercardia acquired CPEC (see Note M), which holds an exclusive worldwide license to bucindolol, for use in the treatment of congestive heart failure, which CPEC acquired from Bristol-Myers Squibb Company ("BMS"). Royalties will be due to BMS based upon net sales of the product.

Merck: In July 1997, Transcell and Interneuron entered into a Research Collaboration and Licensing Agreement with Merck & Co., Inc. ("Merck") to discover and commercialize certain novel antibacterial agents. Merck has an option to extend the field of the collaboration and license to include all antibacterial pharmaceutical products. Merck made initial payments totaling $2,500,000 of which $1,500,000 was recognized as license fee revenue in fiscal 1997 and $1,000,000 is being recognized as license fee revenue ratably over the estimated twelve month option period commencing in July 1997. Additionally, Merck will provide research support for the first two years of the agreement and make payments based upon achievement of certain defined clinical development and regulatory milestones and pay royalties based upon net sales of products resulting from the collaboration. Certain of the rights licensed to Merck are based on exclusive licenses or rights held by Transcell and Interneuron from Princeton University, which will be entitled to varying percentages of certain payments and royalties received from Merck.

Astra Merck: In December 1995, Intercardia executed a Development and Marketing Collaboration and License Agreement (the "Astra Merck Collaboration") with Astra Merck, Inc. ("Astra Merck") to provide for the development, commercialization and marketing in the U.S. of a twice-daily formulation of bucindolol for the treatment of congestive heart failure. Intercardia received $5,000,000 upon execution of the Astra Merck Collaboration, which was recognized as contract and license fee revenue in the first quarter of fiscal 1996, and may receive additional payments based upon achievement of certain milestones and royalties based on net sales of bucindolol in the U.S. Intercardia has agreed to pay Astra Merck $10,000,000 in December 1997, which has been accrued as a liability at September 30, 1997, and to reimburse Astra Merck for one-third of certain product launch costs, up to a total of $11,000,000. In the event Intercardia elects not to make these payments, future royalties payable by Astra Merck to Intercardia will be substantially reduced. The Astra Merck Collaboration continues in effect until December 31, 2010, subject to Astra Merck's option to extend it for two additional five-year periods. During the fiscal years ended September 30, 1997 and 1996, the Company recognized contract revenue of approximately $553,000 and $5,000,000, respectively, from payments made by Astra Merck to Intercardia. During the fiscal years ended September 30, 1997 and 1996, Astra Merck assumed additional liabilities of approximately $5,505,000 and $4,301,000, respectively, on Intercardia's behalf. These additional amounts did not impact the Company's Consolidated Statements of Operations, as they were offset against related expenses. As of September 30, 1997, the Company's Consolidated Balance Sheet included approximately $903,000 of accounts receivable due from Astra Merck and approximately $813,000 of accrued expenses related to obligations assumed by Astra Merck.

Knoll: In December 1996, Intercardia entered into an agreement with BASF Pharma/Knoll AG ("Knoll") ("the Knoll Collaboration") to provide for the development, manufacture and marketing of bucindolol in all countries with the exception of the United States and Japan (the "Territory"). The Knoll Collaboration relates to both the twice-daily bucindolol formulation and the once-a-day bucindolol formulation currently under development. Under the terms of the Knoll Collaboration, Knoll made up-front payments to CPEC (see Note M) totaling $3,143,000 which were recognized as contract and license fee revenue in fiscal 1997. Knoll will make future payments to CPEC contingent upon the achievement of product approval and sales milestones.

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

Chiron: In April 1995, Progenitor entered into an agreement with Chiron Corporation ("Chiron") to collaborate in the development and commercialization of Progenitor's proprietary gene therapy technology. Progenitor received an initial payment of $2,500,000 in April 1995 and paid $750,000 for certain start-up manufacturing costs to Chiron during fiscal 1995 and 1996. These amounts were recognized as contract revenue and research and development expense, respectively, in the year ended September 30,1995. Progenitor received an additional $500,000 payment in January 1996, which was recognized as contract revenue in fiscal 1996.

M.  Acquisitions:

In September 1994, Intercardia acquired 80% of the outstanding common stock of CPEC. CPEC has an exclusive worldwide license in North America and Europe to bucindolol, a non-selective beta-blocker currently under development for congestive heart failure. Bucindolol began a Phase 3 clinical trial, the Beta-blocker Evaluation of Survival Trial (the "BEST Study"), for treatment of congestive heart failure in cooperation with the National Institutes of Health (the "NIH") and The Department of Veteran Affairs (the "VA") in April 1995. The NIH and VA have agreed to provide up to $15,750,000 throughout the study and CPEC is obligated to provide up to an additional

$2,000,000, of which $1,750,000 has been paid through September 30, 1997, and fund other costs of the study including drug supply and clinical monitoring.

The purchase price of CPEC was approximately $1,852,000 comprised of 170,000 shares of Common Stock of the Company, payments to stockholders of CPEC, assumed liabilities, and other related expenses. Additionally, future issuances of Interneuron's Common Stock are required upon achieving bucindolol-related milestones of filing an NDA and receiving an approval letter from the FDA. The value of these additional shares is not included in the purchase price because their issuance is contingent upon achieving these milestones. Substantially all of the purchase price was allocated to the bucindolol technology rights. However, because bucindolol was not a currently commercializable product at the time of acquisition and future benefits are dependent upon successful completion of clinical trials and FDA approval, the Company recorded a charge to operations for the costs associated with this transaction. Future issuances of Common Stock will result in additional charges.

In January 1996, the Company acquired the 20% outstanding capital stock of CPEC not owned by Intercardia by issuing an aggregate of 342,792 shares of Common Stock to the former CPEC minority stockholders and recorded a charge for the purchase of in-process research and development of approximately $6,084,000 in fiscal 1996.

In December 1995, InterNutria acquired from AVAX, the technology and know-how to produce a specially-formulated dietary supplement for women's use during their pre-menstrual period, later named PMS Escape, in exchange for $2,400,000 payable in two installments of Interneuron Common Stock. The first payment consisted of 55,422 shares and was made in fiscal 1997 and the second payment will be made in late calendar 1997 at the then-prevailing market price. Certain affiliates of the Company are or were stockholders of AVAX but will not receive any of the purchase price. The Company recorded a charge of approximately $2,150,000 in fiscal 1996 in connection with this transaction for the purchase of in-process research and development as the future benefits from this technology depended upon the successful completion of certain clinical trials.

N.   Subsidiaries:

Intercardia:

In February 1996, Intercardia completed an initial public offering of 2,530,000 shares of Intercardia common stock at $15.00 per share resulting in proceeds, net of offering costs, of approximately $35,000,000 (the "Intercardia IPO"). The Company purchased 333,333 shares of the Intercardia IPO for approximately $5,000,000. The Company's ownership of Intercardia's outstanding capital stock decreased from approximately 88% at September 30, 1995 to approximately 60% as a result of the Intercardia IPO, without giving effect to exercise of options and warrants. In certain circumstances, the Company has the right to purchase additional shares of Intercardia common stock at fair market value to provide that the Company's equity ownership in Intercardia does not fall below 51%. As a result of the Intercardia IPO, Put Protection Rights that could have caused the Company to issue in June 1998 up to approximately 1,914,000 shares of Common Stock expired. As a result of the

Intercardia IPO, the Company recognized a gain on its investment in Intercardia of approximately $16,350,000 which has been recorded as an increase to the Company's Additional paid-in capital.

In February 1997, the Company announced that its Board of Directors had authorized it to purchase from time to time through open-market transactions up to 200,000 shares of the common stock of Intercardia. As of September 30, 1997, the Company had purchased 129,400 shares of Intercardia common stock, for an aggregate purchase price of approximately $2,951,000, of which approximately $2,234,000 was recorded as purchase of in-process research and development in fiscal 1997. As a result of these purchases, the Company's ownership of Intercardia increased from approximately 60% at September 30, 1996 to approximately 61% at September 30, 1997 based upon the number of outstanding shares of Intercardia at such dates.

Progenitor:

In August 1997, Progenitor completed an initial public offering (the "Progenitor IPO") of 2,750,000 units, plus an additional 125,000 units resulting from a partial exercise of the underwriters' over allotment option, at $7.00 per unit, each unit consisting of one share of Progenitor common stock and one five-year warrant to purchase one share of Progenitor common stock at $10.50 per share. The Progenitor IPO resulted in proceeds to Progenitor, net of offering-related costs, of approximately $17,200,000. Interneuron purchased 500,000 units of the Progenitor IPO for a total of $3,500,000. Concurrent with the Progenitor IPO, Progenitor sold 1,023,256 shares of Progenitor common stock to Amgen pursuant to a stock purchase agreement for a purchase price of $4,500,000 in cash and a $1,000,000 promissory note. Concurrent with the closing of the Progenitor IPO, Progenitor acquired Mercator Genetics, Inc. ("Mercator") (the "Mercator Acquisition") for an aggregate purchase price of approximately $24,000,000, including related transaction costs, paid with the issuance of approximately 3,443,000 shares of Progenitor common stock, plus the assumption of Mercator liabilities, forgiveness of debt relating to advances made by Progenitor to Mercator and the issuance of stock options and warrants. As a result of the Progenitor IPO, Put Protection Rights that could have caused the company to issue in June 1998 up to approximately 1,949,000 shares of the Company's Common Stock expired. Interneuron's ownership in Progenitor's outstanding capital stock decreased from approximately 76% at September 30, 1996 to approximately 37% at September 30, 1997 principally due to the Progenitor IPO and the Mercator Acquisition. As a result of the Company's decreased percentage of ownership in Progenitor, as of the date of the Progenitor IPO and Mercator acquisition, the Company ceased consolidating the financial statements of Progenitor and commenced including Progenitor in the Company's financial statements using the equity method of accounting.

In connection with the Mercator Acquisition, Progenitor has incurred non-recurring charges to operations in fiscal 1997 related to the purchase of in-process research and development. Interneuron included approximately $7,800,000 of these charges in equity in net loss of unconsolidated subsidiary based on the Company's ownership interest in Progenitor. As a result of the Progenitor IPO, Interneuron recognized a gain on its investment in Progenitor of approximately $7,291,000 which has been recorded as an increase in the Company's additional paid-in capital.

Interneuron may from time to time purchase through open-market transactions Progenitor common stock or warrants. As of September 30, 1997, the Company has purchased 20,000 shares of Progenitor common stock for approximately $105,000. At September 30, 1997, the Company's investment in Progenitor is reflected in investment in unconsolidated subsidiary at $4,040,000 and the market value of the Company's holdings of Progenitor securities was approximately $23,600,000, based upon the September 30, 1997 closing prices of Progenitor common stock and warrants. Based upon the closing prices of Progenitor's common stock and warrants on December 23, 1997, the market value of the Company's holdings of Progenitor securities was approximately $10,800,000. Such securities are subject to regulatory and contractual restrictions on resale and on the liquidity of the market for Progenitor's securities and, accordingly, the market value of such securities as of a given date is not necessarily indicative of their ultimate value to Interneuron.

In July 1997, the Company relinquished certain conversion price adjustment rights relating to Progenitor Series A Preferred Stock held by the Company in exchange for an option to acquire an exclusive, worldwide license to manufacture, use and sell certain aspects of Del-1, a novel cell surface protein encoded by the del-1 gene which was discovered by Progenitor.

For the period during which the Company accounted for its investment in Progenitor using the equity method of accounting, Progenitor reported a net loss of approximately $25,019,000, which includes a one-time charge for acquired in-process research and development related to the Mercator acquisition. The Company reported equity in Progenitor's net losses of approximately $9,028,000 for the period from the Progenitor IPO to September 30, 1997. Following are condensed statements of operations and balance sheet data of Progenitor:

                                                              Years ended September 30,
                                                  ----------------------------------------------
                                                       1997             1996            1995
                                                  --------------   --------------   ------------
Statement of Operations:
Revenues                                          $  1,142,000       $1,332,000       $2,821,000
Charge for acquired in-process
        research and development                    21,092,000                -                -
Net loss                                           (30,283,000)      (5,484,000)      (2,875,000)

                                                           September 30,
                                                  ------------------------------
                                                       1997             1996
                                                  --------------   -------------
Balance Sheet:
Current assets                                     $20,224,000       $  319,000
Noncurrent assets                                    3,361,000          601,000
Current liabilities                                  6,703,000        2,074,000
Noncurrent liabilities                                 942,000        4,010,000

Transcell:

The Company's percentage ownership of Transcell was approximately 79% at September 30, 1997 and 1996.

O.  Subsequent Events:

Proposed Sale of Transcell to Intercardia: In November 1997, the Company entered into a letter of intent relating to the proposed acquisition by Intercardia of Transcell and related technology owned by Interneuron in exchange for Intercardia common stock with an aggregate current market value of approximately $15,000,000. In addition, Intercardia will issue Intercardia stock options to Transcell employees and consultants with a current market value of approximately $3,000,000 to $4,000,000. The transaction is subject to final due diligence and approval by Transcell's and Intercardia's stockholders.

Under the terms of the letter of intent, Transcell stockholders will receive Intercardia common stock in three installments with an aggregate current market value of approximately $12 million. The first installment, representing approximately $6 million at Intercardia's current stock price, will be made upon closing the transaction, currently estimated to occur in the first calendar quarter of 1998. The number of Intercardia shares to be received by Transcell stockholders at closing will be determined by Intercardia's stock price during the week prior to closing. The minimum Intercardia stock price to be used for determining the number of shares received for the first installment will be $19 per share and the maximum will be $25 per share. The second and third installments will each consist of approximately $3 million of Intercardia common stock, as valued at each date, and will be issued 15 and 21 months after the first closing.

In exchange for certain license and technology rights owned by Interneuron, and for Interneuron's continuing guarantee of certain of Transcell's lease obligations, Intercardia will issue to Interneuron $3,000,000 of Intercardia common stock (subject to the price range described above) at the first closing and will pay Interneuron a royalty on certain products that may result from a research collaboration originally entered into among Transcell, Interneuron and Merck.

At closing, Intercardia and Interneuron expect to incur charges to operations currently estimated to be approximately $6,000,000 to $8,000,000 as a result of the transaction and will incur additional future charges relating to certain stock options to be issued pursuant to the transaction. The Company will allocate a portion of such charges to minority interest.

1997 Equity Incentive Plan: As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management and other employees, the Board of Directors authorized and, pursuant to Board authorization, the Compensation Committee approved the 1997 Equity Incentive Plan in November 1997 (the "1997 Plan"). The 1997 Plan provides for the grant of Restricted Stock Awards which entitle the plan participants to receive up to an aggregate of 1,750,000 shares (the "Shares") of the Company's Common Stock upon satisfaction of specified vesting periods, in consideration of services rendered to the Company or such other consideration as the Board of Directors or the Compensation Committee of the board may determine. The Shares may be sold by the plan participants immediately upon vesting of the Shares.

Restricted Stock Awards to acquire an aggregate of 1,328,704 Shares have been granted to all employees of the Company in consideration of services rendered by the employee to the Company. The balance of 421,296 Shares are reserved for future grants of Restricted Stock Awards to individuals who are not currently executive officers of the Company. The number of Shares subject to each employee's award were based primarily on the employee's base compensation. Vesting of these shares commences in January 1998 and extends through May 2000.

The Company will incur compensation expense over the vesting period of shares subject to Restricted Stock Awards. The charges relating to the 1,328,704 shares subject to the outstanding Restricted Stock Awards are expected to aggregate approximately $15,500,000, of which approximately $11,000,000 is expected to be incurred in the fiscal year ending September 30, 1998 and the remainder through fiscal 2000.

ITEM 14(d)   FINANCIAL STATEMENTS OF PROGENITOR, INC.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                   PAGE
                                                                                   ----
Report of Independent Accountants...............................................   S-2

Consolidated Balance Sheets as of September 30, 1997 and 1996...................   S-3

Consolidated Statements of Operations for the years ended September 30, 1997,
1996, and 1995, and for the period from May 8, 1992 (Date of Inception) to
September 30, 1997..............................................................   S-4

Consolidated Statements of Cash Flows for the years ended September 30, 1997,
1996, and 1995, and for the period from May 8, 1992 (Date of Inception) to
September 30, 1997..............................................................   S-5

Consolidated Statement of Stockholders' Equity (Deficit) for the period from
May 8, 1992 (Date of Inception) through September 30, 1997......................   S-6

Notes to Consolidated Financial Statements......................................   S-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of Progenitor, Inc.:

We have audited the accompanying consolidated balance sheets of Progenitor, Inc. and Subsidiary (a Development Stage Company) as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended September 30, 1997, 1996 and 1995, and for the period from May 8, 1992 (date of inception) to September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Progenitor, Inc. and Subsidiary (a Development Stage Company) as of September 30, 1997 and 1996, and the consolidated results of operations and cash flows for the years ended September 30, 1997, 1996 and 1995, and for the period from May 8, 1992 (date of inception) to September 30, 1997, in conformity with generally accepted accounting principles.

                                                 COOPERS & LYBRAND L.L.P.
Columbus, Ohio
December 4, 1997

                                PROGENITOR, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                                        SEPTEMBER 30,
                                                                                 ----------------------------
                                                                                     1997            1996
                                                                                 ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $ 19,673,252    $     22,315
    Accounts receivable                                                               129,699         175,498
    Prepaid expenses and other current assets                                         421,411         120,827
                                                                                 ------------    ------------
        Total current assets                                                       20,224,362         318,640
                                                                                 ------------    ------------

Property and equipment, at cost:
    Equipment                                                                       3,095,469       1,216,219
    Leasehold improvements                                                             72,387              --
                                                                                 ------------    ------------
                                                                                    3,167,856       1,216,219
        Less accumulated depreciation                                              (1,248,895)       (674,847)
                                                                                 ------------    ------------
                                                                                    1,918,961         541,372

Notes receivable-employees, net                                                       480,208          59,645
Intangible assets, net of accumulated amortization of $38,477                         961,390              --
                                                                                 ------------    ------------
        Total assets                                                             $ 23,584,921    $    919,657
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                             $  1,792,827    $    446,915
    Accrued expenses                                                                4,148,372       1,361,615
    Capital lease obligations - current                                               761,929         265,155
                                                                                 ------------    ------------
        Total current liabilities                                                   6,703,128       2,073,685
                                                                                 ------------    ------------

Note payable - related party                                                               --       3,443,050
Convertible debenture - related party                                                      --         475,677
Capital lease obligations                                                             941,696          91,706
                                                                                 ------------    ------------
        Total liabilities                                                           7,644,824       6,084,118

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock, $.01 par value, authorized 5,000,000 and 3,000,000 shares at September 30, 1997 and 1996, respectively:
           Series A, 2,020,496 issued and outstanding as of                                --          20,205
           September 30, 1996
           Series B, 349,000 issued and outstanding as of September                        --           3,490
           30, 1996
    Common stock, Class A, $.001 par value:  39,000,000 shares                         13,405           2,886
     authorized; 13,405,333 and 2,885,904 shares issued and
     outstanding as of September 30, 1997 and 1996, respectively
    Stock subscription promissory note receivable                                  (1,000,000)             --
    Additional paid-in capital                                                     79,650,550      14,966,792
    Deficit accumulated during development stage                                  (62,723,858)    (20,157,834)
                                                                                 ------------    ------------
        Total stockholders' equity (deficit)                                       15,940,097      (5,164,461)
                                                                                 ------------    ------------
        Total liabilities and stockholders' equity (deficit)                     $ 23,584,921    $    919,657
                                                                                 ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                PROGENITOR, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              MAY 8, 1992
                                                                                                (DATE OF
                                                            YEAR ENDED SEPTEMBER 30,           INCEPTION)
                                               --------------------------------------------  TO SEPTEMBER 30,
                                                   1997            1996           1995            1997
                                               ------------    ------------    ------------    ------------
Revenues                                       $  1,141,649    $  1,332,366    $  2,821,386    $  5,295,401
Operating expenses:
    Research and development                      5,462,755       3,872,891       4,227,959      21,567,545
    Write-off of acquired in-process             21,092,000              --              --      21,092,000
     research and development
    General and administrative                    2,880,458       1,791,050       1,116,652       8,666,941
    Nonrecurring expenses                         1,506,563              --              --       1,506,563
                                               ------------    ------------    ------------    ------------
        Total operating expenses                 30,941,776       5,663,941       5,344,611      52,833,049
                                               ------------    ------------    ------------    ------------

        Loss from operations                    (29,800,127)     (4,331,575)     (2,523,225)    (47,537,648)

Nonrecurring expense                                     --        (973,525)             --        (973,525)
Interest and other income                           255,292              --              --         255,292
Interest expense - related party                   (659,531)       (119,617)       (289,297)     (1,940,030)
Interest expense - other                            (78,177)        (59,087)        (62,945)       (244,466)
                                               ------------    ------------    ------------    ------------
        Net loss                               $(30,282,543)   $ (5,483,804)   $ (2,875,467)   $(50,440,377)
                                                                                               ============

        Preferred stock dividend                (12,283,481)             --              --
                                               ------------    ------------    ------------

        Net loss applicable to common stock    $(42,566,024)   $ (5,483,804)   $ (2,875,467)
                                               ============    ============    ============

Net loss per common share                      $     ($9.82)   $      (1.92)   $      (1.02)
                                               ============    ============    ============

Shares used in computing net loss per common
    share                                         4,333,383       2,863,210       2,810,853
                                               ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                PROGENITOR, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    MAY 8, 1992
                                                                                                     (DATE OF
                                                             YEAR ENDED SEPTEMBER 30,              INCEPTION) TO
                                                   --------------------------------------------    SEPTEMBER 30,
                                                       1997            1996            1995           1997
                                                   ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(30,282,543)   $ (5,483,804)   $ (2,875,467)   $(50,440,377)

Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation and amortization                       828,541         292,086         262,263       1,870,295
    Gain on sale of equipment                                --         (23,247)             --         (23,247)
    Noncash expense for anti-dilution stock
      issuances                                         386,463              --         376,680         763,143
    Write-off of acquired in-process                 21,092,000              --              --      21,092,000
      research and development
    Changes in operating assets and liabilities:
        Accounts receivable                              45,799          18,400        (193,898)       (129,699)
        Accounts receivable - related party                  --         131,600        (131,600)             --
        Notes receivable - employees, net              (351,813)        159,089         (16,638)       (411,458)
        Prepaid expenses and other current              (50,759)        (98,209)        (19,618)       (171,586)
        assets
        Accounts payable                             (1,142,759)         87,998          59,490        (822,105)
        Accrued expenses                              1,076,061          17,897         664,324       2,437,676
        Accrued interest - related party                659,589         119,617         261,350       1,912,141
                                                   ------------    ------------    ------------    ------------
     Cash used in operating activities               (7,739,421)     (4,778,573)     (1,613,114)    (23,923,217)
                                                   ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (923,288)        (83,467)       (154,814)     (2,410,905)
Proceeds from sale of equipment                              --          54,000              --          54,000
Advances under convertible bridge promissory
   note                                              (3,769,519)             --              --      (3,769,519)
Cash paid in purchase of Mercator                      (762,937)             --              --        (762,937)
                                                   ------------    ------------    ------------    ------------
    Cash used in investing activities                (5,455,744)        (29,467)       (154,814)     (6,889,361)
                                                   ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from note payable - related party           5,697,469       3,362,369       1,041,972      20,555,003
 Proceeds from convertible debenture -
   related party                                             --              --         436,740         436,740
 Proceeds from bridge loan - related party            3,665,029              --              --       3,665,029
 Proceeds from issuance of stock, net                23,006,585         420,250       1,560,431      24,995,179
 Proceeds from capital lease financings                 826,673         117,325          87,771       1,694,371
 Principal payments on capital lease
   financings                                          (349,654)       (243,332)       (194,787)       (860,492)
                                                   ------------    ------------    ------------    ------------
    Cash provided by financing activities            32,846,102       3,656,612       2,932,127      50,485,830
                                                   ------------    ------------    ------------    ------------
    Net increase (decrease) in cash and cash
      equivalents                                    19,650,937      (1,151,428)      1,164,199      19,673,252
Cash and cash equivalents, beginning of
period                                                   22,315       1,173,743           9,544              --
                                                   ------------    ------------    ------------    ------------
    Cash and cash equivalents, end of period       $ 19,673,252    $     22,315    $  1,173,743    $ 19,673,252
                                                   ============    ============    ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                PROGENITOR, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           From May 8, 1992 (Date of Inception) To September 30, 1997


                                                                   PREFERRED STOCK
                                              --------------------------------------------------------
                                                     SERIES A                       SERIES B
                                              -------------------------     --------------------------
                                               SHARES         AMOUNT          SHARES         AMOUNT
                                              ---------    ------------     ----------   -------------
Balance, May 8, 1992 (date of inception)
  Issued in May 1992 at $.002 per share              --              --             --             --
  Issued in May 1992 at $.001 per  share             --              --             --             --
  Issued in December 1992 and
    January 1993 at $.000 per
    share under anti-dilution
    provisions                                       --              --             --             --
  Issued in December 1992 and
    January 1993 at $.02 per share                   --              --             --             --
  Repurchased at $.02 per share                      --              --             --             --
  Cumulative net loss (May 8,
    1992 through September 30, 1994)                 --              --             --             --
                                              -------------------------------------------------------
Balance, September 30, 1994                          --              --             --             --
                                              -------------------------------------------------------
  Issued preferred stock at $6.25
    for conversion of debt to
    equity                                    2,020,496    $     20,205             --             --
  Conversion of Class B common to
    Class A common under
    anti-dilution provisions                         --              --             --             --
  Issued in December 1994 at
    $.000 per share under
    anti-dilution provisions                         --              --             --             --
  Stock options exercised at $.20
    per share                                        --              --             --             --
  Issued preferred stock in
    December-April at $4.47 per
    share, net of offering costs                     --              --        349,000   $      3,490
  Net loss
                                              -------------------------------------------------------
Balance, September 30, 1995                   2,020,496          20,205        349,000          3,490
                                              -------------------------------------------------------
  Stock options exercised at
    $.20-$6.00 per share                             --              --             --             --
  Issued common stock in February
    1996 at $6.00 per share                          --              --             --             --
  Net loss                                           --              --             --             --


                                                                     COMMON STOCK
                                              -----------------------------------------------------    SHAREHOLDER
                                                       CLASS A                        CLASS B          PROMISSORY
                                              -------------------------        --------------------       NOTE
                                                SHARES        AMOUNT            SHARES      AMOUNT     RECEIVABLE
                                              ---------    ------------        --------   ---------    ----------
Balance, May 8, 1992 (date of  inception)
  Issued in May 1992 at $.002 per share       2,412,950    $      2,413              --          --         --
  Issued in May 1992 at $.001 per  share             --              --         250,000   $     250         --
  Issued in December 1992 and
    January 1993 at $.000 per
    share under anti-dilution
    provisions                                   13,397              13              --          --         --
  Issued in December 1992 and
    January 1993 at $.02 per share              216,588             217              --          --         --
  Repurchased at $.02 per share                 (74,267)            (74)             --          --         --
  Cumulative net loss (May 8,
    1992 through September 30, 1994)                 --              --              --          --         --

                                              -------------------------------------------------------------------
Balance, September 30, 1994                   2,568,668           2,569         250,000         250         --
                                              -------------------------------------------------------------------
  Issued preferred stock at $6.25
    for conversion of debt to
    equity                                           --              --              --          --         --
  Conversion of Class B common to
    Class A common under
    anti-dilution provisions                    178,750             179         250,000        (250)        --
  Issued in December 1994 at
    $.000 per share under
    anti-dilution provisions                     40,353              40              --          --         --
  Stock options exercised at $.20
    per share                                     1,500               1              --          --         --
  Issued preferred stock in
    December-April at $4.47 per
    share, net of offering costs                     --              --              --          --         --
  Net loss
                                              -------------------------------------------------------------------
Balance, September 30, 1995                   2,789,271           2,789              --          --         --
                                              -------------------------------------------------------------------
  Stock options exercised at
    $.20-$6.00 per share                         38,300              39              --          --         --
  Issued common stock in February
    1996 at $6.00 per share                      58,333              58              --          --         --
  Net loss                                           --              --              --          --         --



                                                              DEFICIT
                                                           ACCUMULATED
                                            ADDITIONAL        DURING
                                             PAID-IN       DEVELOPMENT
                                             CAPITAL          STAGE            TOTAL
                                           ------------    ------------    ------------
Balance, May 8, 1992 (date of inception)
  Issued in May 1992 at $.002 per share    $      2,413              --    $      4,826
  Issued in May 1992 at $.001 per  share             --              --             250
  Issued in December 1992 and
    January 1993 at $.000 per
    share under anti-dilution
    provisions                                      (13)             --              --
  Issued in December 1992 and
    January 1993 at $.02 per share                4,105              --           4,322
  Repurchased at $.02 per share                  (1,411)             --          (1,485)
  Cumulative net loss (May 8,
    1992 through September 30, 1994)                 --    $(11,798,563)    (11,798,563)
                                            -------------------------------------------
Balance, September 30, 1994                       5,094     (11,798,563)    (11,790,650)
                                            -------------------------------------------
  Issued preferred stock at $6.25
    for conversion of debt to
    equity                                   12,607,895              --      12,628,100
  Conversion of Class B common to
    Class A common under
    anti-dilution provisions                    161,751              --         161,680
  Issued in December 1994 at
    $.000 per share under
    anti-dilution provisions                    214,960              --         215,000
  Stock options exercised at $.20
    per share                                       299              --             300
  Issued preferred stock in
    December-April at $4.47 per
    share, net of offering costs              1,556,641              --       1,560,131
  Net loss                                           --      (2,875,467)     (2,875,467)
                                            -------------------------------------------
Balance, September 30, 1995                  14,546,640     (14,674,030)       (100,906)
                                            -------------------------------------------
  Stock options exercised at
    $.20-$6.00 per share                         70,212              --          70,251
  Issued common stock in February
    1996 at $6.00 per share                     349,940              --         349,998
  Net loss                                           --      (5,483,804)     (5,483,804)

                                PROGENITOR, INC.
                          (A Development Stage Company)
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
           From May 8, 1992 (Date of Inception) To September 30, 1997

                                                           PREFERRED STOCK
                                      -----------------------------------------------------------
                                                 SERIES A                        SERIES B
                                      --------------------------         ------------------------
                                         SHARES           AMOUNT         SHARES            AMOUNT
                                      ----------          ------         -------           ------
                                      -----------------------------------------------------------
Balance, September 30, 1996            2,020,496          20,205         349,000           3,490
                                      -----------------------------------------------------------
  Issuance of stock in February
    1997 at $4.00-$5.50 per share             --              --              --              --
  Issuance of Units in Offering               --              --              --              --
  Issuance to underwriters to
    cover overallotment                       --              --              --              --
  Issuance of common stock in
    Mercator Acquisition                      --              --              --              --
  Forgiveness of debt by
    Interneuron                               --              --              --              --
  Conversion of preferred stock
    series A to common stock          (2,020,496)        (20,205)             --              --
  Conversion of preferred stock
    series B to common stock                  --              --        (349,000)         (3,490)
  Issuance of stock upon exercise
    of warrants-Ohio University               --              --              --              --
  Issuance of stock to Ohio
    University under
    anti-dilution provisions                  --              --              --              --
  Issuance of common stock to
    Amgen                                     --              --              --              --
  Issuance of common stock in
    August - September at
    $.20-$.68 per share upon
    exercise of options                       --              --              --              --
  Preferred stock dividend                    --              --              --              --
  Net loss                                    --              --              --              --
Balance, September 30, 1997                   --              --              --              --


                                                                                                  SHAREHOLDER
                                                            COMMON STOCK                          PROMISSORY
                                      -------------------------------------------------------
                                               CLASS A                     CLASS B                   NOTE
                                      -------------------------     -------------------------
                                        SHARES        AMOUNT          SHARES        AMOUNT        RECEIVABLE
                                      ----------    -----------     ----------     ----------    ------------
                                      -----------------------------------------------------------------------
Balance, September 30, 1996            2,885,904          2,886             --             --              --
                                      -----------------------------------------------------------------------
  Issuance of stock in February
    1997 at $4.00-$5.50 per share          1,313              2             --             --              --
  Issuance of Units in Offering        2,750,000          2,750             --             --              --
  Issuance to underwriters to
    cover overallotment                  125,000            125             --             --              --
  Issuance of common stock in
    Mercator Acquisition               3,442,814          3,443             --             --              --
  Forgiveness of debt by
    Interneuron                               --             --             --             --              --
  Conversion of preferred stock
    series A to common stock           2,349,414          2,349             --             --              --
  Conversion of preferred stock
    series B to common stock             725,393            725             --             --              --
  Issuance of stock upon exercise
    of warrants-Ohio University           25,000             25             --             --              --
  Issuance of stock to Ohio
    University under
    anti-dilution provisions              71,900             72             --             --              --
  Issuance of common stock to
    Amgen                              1,023,256          1,023             --             --      (1,000,000)
  Issuance of common stock in
    August - September at
    $.20-$.68 per share upon
    exercise of options                    5,339              5             --             --              --
  Preferred stock dividend                    --             --             --             --              --
  Net loss                                    --             --             --             --              --
                                      -----------------------------------------------------------------------
Balance, September 30, 1997           13,405,333   $     13,405             --             --    $ (1,000,000)
                                      =======================================================================



                                                      DEFICIT
                                                    ACCUMULATED
                                      ADDITIONAL      DURING
                                       PAID-IN      DEVELOPMENT
                                       CAPITAL        STAGE            TOTAL
                                    ------------    -----------      ----------
                                    -------------------------------------------
Balance, September 30, 1996           14,966,792    (20,157,834)     (5,164,461)
                                    -------------------------------------------
  Issuance of stock in February
    1997 at $4.00-$5.50 per share          5,529             --           5,531
  Issuance of Units in Offering       16,355,740             --      16,358,490
  Issuance to underwriters to
    cover overallotment                  813,625             --         813,750
  Issuance of common stock in
    Mercator Acquisition              15,396,557             --      15,400,000
  Forgiveness of debt by
    Interneuron                       13,940,814                     13,940,814
  Conversion of preferred stock
    series A to common stock              17,856             --              --
  Conversion of preferred stock
    series B to common stock               2,765             --              --
  Issuance of stock upon exercise
    of warrants-Ohio University           67,225             --          67,250
  Issuance of stock to Ohio
    University under
    anti-dilution provisions             386,391             --         386,463
  Issuance of common stock to
    Amgen                              5,411,991             --       4,413,014
  Issuance of common stock in
    August - September at
    $.20-$.68 per share upon
    exercise of options                    1,784             --           1,789
                                      12,283,481    (12,283,481)
  Net loss                                    --    (30,282,543)    (30,282,543)
                                    -------------------------------------------
Balance, September 30, 1997         $ 79,650,550   $(62,723,858)   $ 15,940,097
                                    ===========================================


               The accompanying notes are an integral part of the
                       consolidated financial statements

                                PROGENITOR, INC.
                          (A Development Stage Company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


        1.     Organization and Summary of Significant Accounting Policies:

               a. Organization: Progenitor, Inc. (together with Subsidiary, the "Company"), a Delaware Corporation, is engaged in the discovery and functional characterization of genes to identify therapeutic leads and targets for the development of new pharmaceuticals. Significant additional research and development activities, clinical testing, and regulatory approvals must be completed before commercial sales, if any, of the Company's product will commence. The Company is actively pursuing research and development grants and negotiating equity and corporate partnership arrangements to fund its research and development activities. Expenses incurred have been primarily for research and development activities and administration, resulting in an accumulated deficit of $62,723,858. The Company is dependent on the proceeds of its securities offerings and other financing vehicles to continue clinical research and to fund working capital requirements. If additional funding is unavailable to the Company when needed, the Company will be required to significantly curtail one or more of its research and development programs, and the Company's business and financial condition will be adversely affected.

        Prior to August 12, 1997, the Company was a majority owned subsidiary of Interneuron Pharmaceuticals, Inc. (Interneuron). Interneuron provided the initial funding of the Company and had invested $26.6 million in the Company through debt and equity financing through August 12, 1997.

               b. Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mercator Genetics, Inc. ("Mercator"), since August 12, 1997, the date of acquisition (see Note 2). All intercompany transactions and balances have been eliminated in consolidation.

               c. Revenue Recognition: The Company recognizes revenue under strategic alliances as certain agreed upon milestones are achieved or license fees are earned.

               d. Research and Development Costs: All costs related to research and development are expensed as incurred.

               e. Reclassification: Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

               f. Cash and Cash Equivalents: Cash and cash equivalents consist of cash in banks, highly liquid debt instruments and money market funds with original maturities of three months or less. At September 30, 1997, approximately $19.7 million of cash and cash equivalents were held in three financial institutions.

               g. Property and Equipment: Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Equipment leased under capital leases is amortized using the straight-line method over the lease term. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. The asset cost and accumulated depreciation is removed for assets sold or retired, and any resulting gain or loss is reflected in the statement of operations. Equipment includes $2,349,886 and $865,540 of equipment under capital leases and accumulated depreciation of $1,008,556 and $516,551 as of September 30, 1997 and 1996, respectively.

               h. Intangible Assets: Intangible assets at September 30, 1997 include amounts related to goodwill and assembled workforce of approximately $481,000 and $735,000, respectively. Goodwill represents the excess of the purchase price over the fair value of the net assets of Mercator and is amortized on a straight-line basis over ten years. Assembled workforce represents the estimated cost to recruit and train 37 Mercator employees retained by the Company and is being amortized on a straight-line basis over two years. Approximately $216,000 of the amount related to assembled workforce was written off as a permanent impairment loss in September 1997 as a result of employee turnover subsequent to the date of acquisition. This amount was calculated based on the value allocated to the individual employees who left immediately following the acquisition.

               i. Stock Split: Effective in August 1997, the Board of Directors authorized a 1-for-2 reverse stock split on Class A common shares. All references to Class A common shares, underlying stock options, warrants and per share data have been restated to reflect the reverse stock split.

               j. Net Loss per Share:

                      Historical

                      Net loss per common share is computed based on the weighted average number of common shares outstanding during the year. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued at prices below the initial public offering (the "Offering") price during the 12 months immediately preceding the filing date of an Offering have been included in the calculation as if they were outstanding through the interim period that includes the Offering prospectus, March 31, 1997, (using the treasury stock method and the Offering price of $5.375 per share).

                      Supplementary

                      Supplementary net loss per common share is computed based on the historical net loss per share adjusted for the conversion of all outstanding shares of preferred stock into common stock as if the conversion had occurred on October 1, 1996. Based on this supplementary net loss per common share would have been $(6.09) for the year ended September 1997, with a weighted average number of shares outstanding of 6,986,949.

               k. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               l. Future Disclosure Requirements: The Company will adopt SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"), in the fiscal quarter ending December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. Management has not determined the effect of adopting SFAS No. 128.

        The Company will adopt SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), in the fiscal year ending September 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

        2. Acquisition: Effective August 12, 1997, the Company acquired Mercator for an aggregate purchase price of approximately $23.6 million (the "Acquisition"). The Acquisition has been accounted for using the purchase method. The purchase price consideration was comprised of 3,442,814 shares of common stock, 592,914 options and 56,737 warrants to purchase common stock with a combined fair value of $15.4 million, $3.8 million of loan forgiveness, $2.6 million of assumed liabilities and $1.9 million of estimated transaction costs. Prior to the Acquisition, the Company provided bridge loan financing of $3.8 million, including accrued interest of approximately $105,000, to Mercator in the form of a Convertible Bridge Promissory Note which became part of the purchase price consideration.

        In connection with the Acquisition the Company wrote off approximately $21.1 million of acquired in-process research and development which was charged to operations, because in management's opinion, technological feasibility for the acquired research and development had not been established and the technology had no alternative future use. The Company also incurred several nonrecurring expenses of approximately $1.5 million, including $839,000 for severance, retention and bonus programs, $350,000 to facilitate employee relocation and $318,000 for other integration costs.

        The following unaudited pro forma consolidated results of operations have been prepared as if the Acquisition of Mercator had occurred on October 1, 1995:


                             Year ended            Year ended
                         September 30, 1997     September 30, 1996
                            ------------          ------------
Revenue                     $  1,266,649          $  1,832,377
Net Loss                    $(15,898,101)         $(34,246,991)
Net  loss  applicable  to
common stock                $(28,181,582)         $(34,246,991)
Net loss per common share   $      (3.86)         $      (5.43)


The pro forma net loss applicable to common stock and net loss per share amounts for fiscal 1996 include the write off of purchased research and development of $21.1 million, the recognition of an impairment loss on assembled workforce of $216,000, and amortization expense of approximately $307,000 related to goodwill and assembled workforce. The pro forma net loss applicable to common stock and net loss per common share amounts for fiscal 1997 include amortization expense of approximately $307,000 related to goodwill and assembled workforce. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

3. Accrued expenses: Accrued expenses consist of the following:


                                            September 30,
                                       -----------------------
                                          1997         1996
                                       ----------   ----------
Initial public offering expenses       $  955,430   $  249,363
Acquisition expenses                      672,825
Sponsored research - Ohio University      311,489      342,506
Sponsored research - other                646,846      199,853
Nonrecurring expenses                     654,579
Other                                     907,203      569,893
                                       ----------   ----------
                                       $4,148,372   $1,361,615
                                       ==========   ==========


        4.     Income taxes:

        No income tax provision or benefit has been provided for federal income tax purposes as the Company has incurred losses since inception. As of September 30, 1997, net deferred tax assets totaled approximately $20,283,000 on total net operating loss carryforwards of approximately $31,500,000, tax credits of approximately $720,000 and capitalized research and development costs of $6,918,000. The net operating loss carryforwards and tax credits expire on various dates through 2011. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance.

        Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Internal Revenue Code. As a result of ownership changes which occurred in August 1997, the Company's operating tax loss carryforwards and tax credit carryforwards are subject to these limitations.

        5.  Long-term Debt Payable to Related Party:

        In March 1996, the Company entered into a promissory note with Interneuron, a previous majority shareholder, bearing interest at a rate of 1% over the prime lending rate. A total of $3,443,050 was outstanding under the note as of September 30, 1996, including accrued interest of $80,680. Effective immediately prior to the consummation of the Offering, the amount outstanding under the promissory note, $9,694,938, including accrued interest of $600,068, was contributed to the capital of the Company.

        In March 1995, the Company entered into a convertible debenture agreement with Interneuron, at a rate of 1% over the prime lending rate. As of September 30, 1996, the outstanding convertible debenture balance was $475,677, including accrued interest of $59,058. Effective immediately prior to the consummation of the Offering, the amount outstanding under the convertible debenture, $509,333, including accrued interest of $92,714, was contributed to the capital of the Company.

        In February 1997, in connection with the Company's bridge financing to Mercator, the Company entered into a Bridge Line of Credit Letter Agreement with Interneuron providing for loans of up to an aggregate of $6.6 million. The bridge loan bore interest at 10% per annum. Effective immediately prior to the consummation of the Offering, the amount outstanding under the convertible debenture, $3,769,519, including accrued interest of $104,519, was contributed to the capital of the Company.

        6. Commitments:

        The Company has entered into various operating leases for furniture, fixtures and equipment which expire through the year 2000.

        In April 1994, the Company entered into a sale-leaseback equipment lease financing agreement with a leasing company providing for funding of up to an aggregate of $2.2 million for equipment purchased prior to September 30, 1996. In January 1997, the agreement was amended to increase the aggregate funding limit to $4.0 million and to extend the commitment period to March 31, 1997.

        In connection with the acquisition of Mercator, the Company assumed liability for amounts outstanding under equipment loan agreements and an equipment lease line of credit agreement providing for funding of up to $3 million for equipment purchases entered into by Mercator.

        The Company leases facilities under an operating lease that expires on September 30, 1999. The lease provides for monthly rental payments of approximately $30,100.

        The minimum rental commitments under these agreements are as follows:


Years ending September 30,               Operating Leases    Capital Lease Obligation
                                          ---------------          -----------
1998                                           $409,760            $   903,475
1999                                            347,855                755,010
2000                                              3,444                260,189
2001                                                                     8,332
                                          ---------------          -----------
Total lease payments                           $761,059              1,927,006
                                          ===============
Less amount representing interest                                     (223,381)
                                                                   -----------
Present value of future lease payments                               1,703,625
Less current portion                                                  (761,929)
                                                                   -----------
Noncurrent   portion  of  capital  lease
obligation                                                          $  941,696
                                                                   ===========

        Rent expense approximated $267,000, $263,000 and $186,000 during 1997, 1996 and 1995, respectively.

        7. Related Party Transactions and Other Agreements:

               a. Loans to Employees: At September 30, 1997 and 1996, net loans to employees totaled approximately $561,000 and $60,000, respectively. Of this amount, approximately $515,000 and $50,000 represented loans to five executives at September 30, 1997 and 1996, respectively. Portions of the loans are forgivable upon the achievement of specified milestones. The loans have various terms and interest rates ranging from 0% to 7%, and are secured by second deeds of trust on residences. In October 1997, an executive with an outstanding loan of $150,000 resigned from the Company. The loan is due upon the earlier of the sale of the residence or October 1998.

               b. License and Research Agreements: The Company entered into a license agreement and a sponsored research agreement with Ohio University in January 1992, certain terms of which were amended in October 1993. The license agreement grants the Company the exclusive worldwide license to patent and other rights to yolk sac stem cells and related technologies in exchange for royalties based on sales. The research agreement requires the Company to fund specified minimum levels of research and related expenses, as well as any additional costs approved in advance by the Company. The license agreement also contains certain requirements related to the management and operation of the Company, including the nomination by The Ohio University Foundation of two designees of The Ohio University Foundation to the Board of Directors of the Company. The Ohio University Foundation's right to designate two representatives to the Board of Directors of the Company terminated upon the consummation of the Company's initial public offering.

        Under the terms of a stock purchase agreement, The Ohio University Foundation purchased 58,333 shares of common stock at $6 per share in February 1996. An additional 71,900 common shares were issued to The Ohio University Foundation in August 1997 pursuant to an anti-dilution provision. Under the terms of a stock purchase right The Ohio University Foundation purchased an additional 25,000 common shares at $2.69 per share in August 1997.

        In April 1993, the Company entered into a second license agreement and a sponsored research agreement with Ohio University pursuant to which the Company agreed to fund research relating to the T7T7 gene delivery system. The license agreement grants the Company the exclusive worldwide license to all patent and other rights derived from this and related technologies in exchange for royalties based on sales.

        In November 1994, the Company was awarded a competitive grant of $2.0 million through the Advanced Technology Program ("ATP") of the U.S. Department of Commerce. The funds will be received over a three-year period commencing June 1, 1995. In the years ended September 30, 1997, 1996 and 1995, the Company recorded revenue of $641,000, $751,000 and $259,000, respectively. At September 30, 1997 and 1996, respectively, $129,699 and $175,498 was due under the ATP grant.

        In March 1995, the Company entered into a license and collaboration agreement with Chiron Corporation ("Chiron"). As required by the agreement, an initial cash payment of $2.5 million was paid by Chiron to the Company in April 1995 as a license fee and reimbursement of past research and development expenses. In addition, the Company reimbursed Chiron for the start-up manufacturing costs incurred related to this agreement of $750,000 through September 30, 1996. Chiron paid $500,000 to the Company in January 1996 for continued research funding. The agreement also calls for future payments contingent upon the achievement of certain milestones.

        In May 1995, the Company entered into a sponsored research and license agreement with Novo Nordisk through its subsidiary, ZymoGenetics, Inc. The agreement calls for research and license fees to be paid to the Company, contingent upon certain conditions and the meeting of certain milestones.

        In December 1996, the Company entered into a license agreement with Amgen, Inc. ("Amgen"). The Company recorded revenue of $500,000 in December 1996, in consideration for the licenses granted. The agreement also provides for a license maintenance fee as well as milestone and royalty payments to be received contingent upon the achievement of certain milestone driven events. Additionally, in December 1996, the Company entered into a stock purchase agreement with Amgen, under which Amgen purchased 1,023,256 shares of the

Company's common stock for $5.5 million concurrently with the closing of the Offering, with $4.5 million paid in cash and $1 million in the form of a non-interest bearing promissory note. The promissory note will become due in two payments, with $500,000 due in December 1997 and $500,000 due in December 1998.

        In September 1997, the Company entered into a collaboration agreement with SmithKline Beecham Clinical Laboratories ("SBCL") for the exclusive rights to develop and perform genetic testing under the Company's patent applications covering the gene for hereditary hemocromatosis. Under the terms of the agreement the Company is to be paid an up-front fee of $100,000 which is creditable against royalties due in the first year. This amount was paid in October 1997. In addition, SBCL will pay the Company annual license fees which will be creditable against royalties due the Company during the year. Under the terms of the agreement, SBCL will also pay royalty fees to the Company for each use of any diagnostic or screening test performed. No amounts were recorded under the agreement at September 30, 1997.

        Additionally, the Company has entered into various sponsored research agreements with varying terms up to two years in length. The total sponsored research expense was $849,224, $544,079 and $601,103 for 1997, 1996 and 1995,
respectively, and $4,083,983 for the period from May 8, 1992 (date of inception) to September 30, 1997. Payments to Ohio University for sponsored research totaled $0, $108,624 and $398,064 for 1997, 1996 and 1995, respectively, and
$1,389,756 for the period from May 8, 1992 (date of inception) to September 30, 1997. In addition, at September 30, 1997, the Company had commitments to fund additional sponsored research of approximately $958,000.

               c. Option Agreement: In July 1997, the Company entered into an option agreement with Interneuron on the Company's Del-1 protein. Under the agreement, Interneuron received a right of first refusal to acquire an exclusive royalty-bearing right to manufacture, use and sell Del-1 on terms to be negotiated. In the event the Company grants such rights to a third party, the Company must share fees, milestone payments and royalties with Interneuron. Should the Company develop and sell the technology independently, the Company will pay Interneuron royalties on net sales. The option agreement terminates upon the expiration of the last to expire of any issued patent, or patent that might issue, relating to the licensed technology, or upon the conclusion of a license agreement with Interneuron. In exchange for receiving the option, Interneuron paid the Company $1 and relinquished its right to receive certain minimum returns on its Series A and B Preferred Stock (see Note 12).

        8.     Nonrecurring Non-operating Expense:

        During fiscal year 1996, the Company incurred $973,525 of costs related to an attempted initial public offering, in connection with which a Form S-1 Registration Statement with the Securities and Exchange Commission was filed on June 6, 1996. Such costs were expensed in accordance with accounting requirements during fiscal 1996.

        9.     Employee Benefits:

        Employees of the Company are eligible to participate in the Interneuron Pharmaceuticals, Inc. 401(k) Savings Plan under which employees may defer a portion of their annual compensation. Company contributions to the 401(k) Savings Plan may be made on a discretionary basis. As of September 30, 1997, no Company contributions have been made.

        10.    Stock Options and Warrants:

               a. Stock Options: At September 30, 1997, the Company had reserved 3,928,609 shares of common stock for issuance under various stock option plans, including plans resulting from the acquisition of Mercator (see Note 2). The plans provide for the granting of incentive stock options to officers and employees of the Company and nonqualified stock options to officers, employees, directors and consultants of the Company at prices not less than fair market value (as determined by the Compensation Committee of the Board of Directors) on the date of grant. Options are exercisable at times and in increments specified by the Compensation Committee. Options generally vest over three or four years and expire in five or ten years.

Activity under the plans is as follows:


                                                Weighted
                                                 Average
                                     Number of  Price per
                                      Options     Share
                                    ---------------------
Outstanding at September 30, 1994      178,625    $2.10
    Granted                            192,250    $5.89
    Canceled                           (20,472)   $0.84
    Exercised                           (1,500)   $0.20
                                    ----------    -----
Outstanding at September 30, 1995      348,903    $4.28
    Granted                            432,250    $7.22
    Canceled                           (55,353)   $3.66
    Exercised                          (38,300)   $1.74
                                    ----------    -----
Outstanding at September 30, 1996      687,500    $7.22
    Granted                          2,146,074    $4.11
    Canceled                          (603,419)   $7.86
    Exercised                           (6,692)   $1.11
                                    ----------    -----
Outstanding at September 30, 1997    2,223,463    $4.11


        At September 30, 1997, there were 1,705,146 shares of common stock available for grant under the Company's stock option plans. In November, 1997, the Company granted options to purchase 828,322 shares exercisable at $4.00 per share.

        The following table summarizes information with respect to stock options outstanding at September 30, 1997:


                                        Weighted
                                         Average     Weighted        Number
                         Number         Remaining    Average       Exercisable      Weighted
   Range of         outstanding at    Contractual    Exercise     at September       Average
Exercise Price    September 30, 1997  Life (years)    Price         30, 1997      Exercise Price
------------------------------------------------------------------------------------------------
$      0.20              14,750          5.38         $0.20            14,750         $0.20
$      0.68             573,930          8.88         $0.68           573,930         $0.68
$2.00-$4.58              80,047          6.53         $3.67            66,297         $3.60
$      5.38             951,885          8.85         $5.38           150,000         $5.38
$5.50-$6.50             602,851          8.57         $5.52           265,312         $5.52
                      ---------         -----         -----         ---------         -----
                      2,223,463          9.10         $4.12         1,070,289         $2.72


        In December 1996, the Company canceled all stock options with exercise prices of $5.50 or more. This amounted to 581,750 options originally granted from the 1992 and 1996 plans. The options were regranted at a new exercise price of $5.50, the estimated fair market value at the time of the regrant.

        In August 1997, the Company adopted the 1996 Employee Stock Purchase Plan (the "ESPP"). It is intended to qualify under Section 423 of the Code and to provide employees with an opportunity to purchase the Company's common stock through payroll deductions. Under the ESPP, employees may purchase the Company's common stock at the lesser of (i) 85% of the common stock's fair market value on the first day of the 24-month purchase period, or (ii) 85% of the fair market value on the last day of each six month accrual period. A total of 100,000 shares have been reserved for issuance under the ESPP. As of September 20, 1997, no shares have been issued under the ESPP.

        The Company has elected to continue to follow the provisions of APB No. 25, "Accounting for Stock Issued to Employees", for financial reporting purposes and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the Company's Stock Option Plans (or ESPP if applicable). Had compensation cost for the Company's Stock Option Plans been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share for the years ended September 30, 1997 and 1996 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                       YEAR ENDED SEPTEMBER 30,
                                                                    ------------------------------
                                                                       1997                1996
                                                                    ----------          ----------
Net loss  applicable to common  shareholders  - as reported          $(42,566)            $(5,483)
Net loss  applicable to common  shareholders - pro forma             $(43,381)            $(5,681)
Net loss - as reported                                               $(  9.82)            $( 1.92)
Net loss per share - pro forma                                       $( 10.01)            $( 1.98)


        The above pro forma disclosures are not necessarily representative of the effects on reported net income for future years.

        The aggregate fair value and weighted average fair value per share of options granted in fiscal 1997 and 1996 were $3.6 million and $1.9 million and $1.68 and $4.45 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions:


                                          1997            1996
                                          ----            ----
Expected volatility                       81.34%             0%
Risk-free interest rate                    6.03%          6.10%
Expected life of options in years         5 years        5 years
Expected dividend yield                       0%             0%


               b. Warrants: In June 1995, the Company issued to designees of an affiliate of Interneuron, warrants to purchase a total of 34,901 shares of Series B convertible preferred stock at $6.875 per share. The warrants were issued in conjunction with the private placement offering discussed in Note 12. Upon the completion of the Offering, the warrants were converted into warrants to purchase 72,536 shares of common stock at an exercise price of $3.31 per share. The warrants expire in August 2002. The Company paid the affiliate approximately $129,000 as its share of placement agent fees.

        In connection with the Offering, the Company issued 2,750,000 warrants, which entitle the holder to purchase one share of common stock at $10.50, subject to adjustment under certain circumstances. The warrants are exercisable through August 2002. The outstanding warrants are redeemable by the Company at $0.01 per warrant, under certain conditions. A holder of the warrants does not possess any voting or other rights as a stockholder of the Company until such holder exercises the warrant.

        In connection with the acquisition of Mercator, the Company issued warrants to purchase 33,744 shares of common stock at an exercise price of $1.48 per share on or before August 31, 2003 and 22,993 shares of common stock at an exercise price of $5.09 on or before October 2, 2004.

        11.    Common Stock:

        On August 6, 1997, the Company's registration statement with the Securities and Exchange Commission was declared effective for the sale of 2,750,000 units. On August 12, 1997, the Company concluded the sale of the 2,750,000 units at an offering price of $7 per unit, with net proceeds to the Company of $16.3 million. Each unit consisted of one share of common stock and one Common Stock Purchase Warrant; see Note 10.

        In September 1997, the underwriters exercised a portion of their over-allotment option and purchased 125,000 units at $7 per unit.

        12.    Preferred Stock:

        In December 1994, the Company's Board of Directors approved the authorization of 2,120,000 shares of Series A and 880,000 shares of Series B preferred stock, which were convertible into shares of Class A common stock and had preferential rights in terms of dividends and liquidation over common stock. Shares of preferred stock had voting rights equal to the number of shares of their common stock equivalent. Through August 1997, the Company had issued 2,020,496 shares of Series A and 349,000 shares of Series B preferred stock in connection with private placements, whereby the Company received a total of approximately $1,560,000, net of offering costs, and cancelled the then-outstanding intercompany debt. These private placements consisted of the sale of units, each unit consisting of shares of preferred stock of the Company, shares of preferred stock of another subsidiary of Interneuron, Transcell Technologies, Inc., and a put protection right from Interneuron. The put protection right provided that on the third anniversary of the final closing date of the private placement, the owner had the right to sell to Interneuron a percentage of the preferred stock of the Company that is deemed to be illiquid, as defined by the agreement. The Series A and B preferred stock was convertible, at any time at the option of the holder, into shares of Class A common stock was based on a conversion ratio subject to adjustment based on several factors. Upon an offering, the conversion ratio was to be adjusted so that the holders received a minimum return of 35% annually. In July 1997, the holder of the Series A Preferred Stock relinquished its right to receive the minimum returns on its Series A Preferred Stock (see Note 7).

        In connection with the Offering, all outstanding shares of Series A and B preferred stock were converted into 3,074,767 shares of common stock. As a result of the minimum return provisions described above, a preferred stock dividend of approximately $12.3 million was recorded by the Company.

        In August 1997, the Company's Board of Directors authorized the issuance of an additional 2,000,000 shares of Preferred Stock. The total number of shares of Preferred Stock available for issuance is 5,000,000 as of September 30, 1997.

        13.    Supplemental Disclosure for Consolidated Statement of Cash Flows:

        The Company paid interest aggregating $78,177, $59,087 and $84,265 for the years ended September 30, 1997, 1996 and 1995, respectively, and $244,466 for the period May 8, 1992 (date of inception) through September 30, 1997.

        In 1995, Interneuron converted debt of $11,495,165 and accrued interest of $1,132,935 into 2,020,496 shares of Series A Preferred stock.

        In 1996, the Company purchased fixed assets with accounts payable in the amount of $126,261. As of September 30, 1996, the amount was included in accounts payable.

        In August 1997, in conjunction with the acquisition of Mercator described in Note 2, the Company issued 3,442,814 shares of common stock valued at $15.4 million for all of the outstanding shares of Mercator. In addition, acquisition costs of $1,154,803 were unpaid at September 30, 1997 and are included in accounts payable and accrued liabilities.

        In August 1997, in conjunction with the Offering described in Note 11, the following non-cash transactions occurred:

        1) The Company issued 1,023,256 shares of common stock to Amgen for $4.5 million cash and a $1.0 million non-interest bearing promissory note receivable as described in Note 7.

        2) Interneuron forgave the amounts outstanding under the convertible debenture, the promissory note and the bridge line of credit letter agreement, totaling $13,940,814, including accrued interest of $797,301 as described in Note 5.

        3) As a result of certain minimum return provisions in the Series A and B preferred stock, a preferred stock dividend and contribution of capital of approximately $12.3 million was recorded. See Note 12.

        4) Offering costs of $1,346,761 were unpaid at September 30, 1997 and are included in accounts payable and accrued liabilities.