Form 10-Q
period 1997-12-31
INTERNEURON PHARMACEUTICALS INC
filed 1998-02-17
CIK 854222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                           ---------------------------

[x] QUARTERLY REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1997

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

Registrant's telephone number, including area code (781) 861-8444

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

         Yes  [X]           No  [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.
         Class                                  Outstanding at February 6, 1998:
Common Stock $.001 par value                    41,293,603 shares

                        INTERNEURON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                                                       PAGE
                                                                                                     ----

Item 1.   Financial Statements
Consolidated Balance Sheets as of December 31, 1997
         and September 30, 1997........................................................................3

Consolidated Statements of Operations for the Three Months
         ended December 31, 1997 and 1996..............................................................4

Consolidated Statements of Cash Flows for the Three Months ended
         December 31, 1997 and 1996....................................................................5

Notes to Unaudited Consolidated Financial Statements...................................................6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations....................................................................9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................21

Item 6.   Exhibits and Reports on Form 8-K............................................................22

SIGNATURES............................................................................................23

                        INTERNEURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                                    December 31,        September 30,
                                                                                        1997                 1997
                                                                                        ----                 ----
                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                          $35,497             $55,820
     Marketable securities                                                               63,488              64,549
     Accounts receivable                                                                  1,728               1,297
     Inventories                                                                            896                 735
     Prepaids and other current assets                                                    1,519               2,056
                                                                                        -------             -------
             Total current assets                                                       103,128             124,457

Marketable securities                                                                    15,232              19,683
Investment in unconsolidated subsidiary                                                   3,147               4,040
Property and equipment, net                                                               4,775               4,669
Other assets                                                                                 88                  81
                                                                                        -------             -------
                                                                                       $126,370            $152,930
                                                                                       ========            ========

                                                        LIABILITIES

Current liabilities:
     Accounts payable                                                                 $   1,909           $   1,615
     Accrued expenses                                                                    27,616              39,153
     Deferred revenue                                                                       500                 750
     Current portion of notes payable and capital lease obligations                         641                 710
                                                                                            ---                 ---
             Total current liabilities                                                   30,666              42,228

Long-term portion of notes payable and capital lease obligations                          1,599               1,734

Minority interest                                                                        12,613              12,959

Commitments and contingencies
                                                   STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 shares authorized:
     Series B, 239,425 shares issued and outstanding at December 31, 1997
     and September 30, 1997 (liquidation preference at December  31, 1997 $3,034)         3,000               3,000
     Series C, 5,000 shares issued and outstanding at December 31, 1997
     and September 30, 1997  (liquidation preference at December  31, 1997  $503)           500                 500
Common stock; $.001 par value, 80,000,000 shares authorized; 41,226,293 shares
     issued at December 31, 1997 and September 30, 1997, respectively                        41                  41
Additional paid-in capital                                                              260,077             255,693
Accumulated deficit                                                                    (181,168)           (162,034)
Unrealized net gain on marketable securities                                                 37                  85
Treasury stock; at cost, 55,483 and 70,483 shares at December 31, 1997 and
     September 30, 1997, respectively                                                      (995)             (1,276)
                                                                                           ----              ------
     Total stockholders' equity                                                          81,492              96,009
                                                                                         ------              ------
                                                                                       $126,370            $152,930
                                                                                       ========            ========

          The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ended December 31, 1997 and 1996
                                   (Unaudited)
                  (Amounts in thousands except per share data)



                                                             Three months ended December 31,
                                                             -------------------------------
                                                             1997                          1996
                                                             ----                          ----
Revenues:
Product revenue                                            $   987                      $ 13,711
Contract and license fees                                      654                         3,981
                                                             -----                        ------
    Total revenues                                           1,641                        17,692

Costs and expenses:
Cost of product revenue                                        392                         9,904
Research and development                                     8,549                         7,518
Selling, general and administrative                         12,841                         5,517
Purchase of in-process research and development                500                             -
                                                               ---                           ---

     Total costs and expenses                               22,282                        22,939

Net loss from operations                                   (20,641)                       (5,247)

Investment income, net                                       1,805                         2,589
Equity in net loss of unconsolidated subsidiary               (893)                            -
Minority interest                                              595                          (273)
                                                               ---                          ----

Net loss                                                  ($19,134)                      ($2,931)
                                                          =========                      ========

Net loss per common share - basic                           ($0.46)                       ($0.07)
                                                          =========                     =========

Net loss per common share - diluted                         ($0.46)                       ($0.07)
                                                          =========                     =========

Weighted average common
shares outstanding                                          41,166                        41,020
                                                           =======                       =======


          The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 1997 and 1996
                                   (Unaudited)
                             (Amounts in thousands)


                                                                  Three months ended December 31,
                                                                  -------------------------------
                                                                     1997                1996
                                                                     ----                ----

Cash flows from operating activities:
     Net loss                                                     ($19,134)            ($2,931)
     Adjustments to reconcile net loss to net cash
          (used) provided by operating activities:
         Depreciation and amortization                                 346                 318
         Minority interest in net income/loss of
            consolidated subsidiaries                                 (595)                273
         Non-cash compensation                                       4,801                 171
         Equity  in net loss of unconsolidated subsidiary              893                   -
         Change in assets and liabilities:
             Accounts receivable                                      (431)              1,337
             Prepaid and other assets                                  531                (557)
             Inventories                                              (161)                893
             Accounts payable                                          293                (681)
             Deferred revenue                                         (250)              1,412
             Accrued expenses and other liabilities                (11,544)                354
                                                                  ---------          ---------
Net cash (used) provided by operating activities                   (25,251)                589
                                                                  ---------          ---------

Cash flows from investing activities:
     Capital expenditures                                             (433)               (438)
     Purchase of marketable securities                             (13,240)            (23,124)
     Proceeds from maturities and sales of
        marketable securities                                       18,704               4,849
                                                                 ---------           ---------
Net cash (used) provided by investing activities                     5,031             (18,713)
                                                                 ---------           ---------

Cash flows from financing activities:
     Net proceeds from issuance of common and treasury stock            69                   9
     Net proceeds from issuance of stock by subsidiaries                52                   1
     Principal payments of capital lease obligations                  (221)               (167)
     Principal payments of notes payable                                (3)                  -
                                                               ------------        ------------
Net cash (used) by financing activities                               (103)               (157)
                                                               ------------        ------------

Net change in cash and cash equivalents                            (20,323)            (18,281)
Cash and cash equivalents at beginning of period                    55,820             145,901
                                                                 ---------           ---------

Cash and cash equivalents at end of period                         $35,497            $127,620
                                                                  ========            ========






          The accompanying notes are an integral part of these unaudited consolidated financial statements.

               INTERNEURON PHARMACEUTICALS, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



A.       Basis of Presentation

         The consolidated financial statements included herein have been prepared by Interneuron Pharmaceuticals, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1997.

         The consolidated financial statements include the accounts of Interneuron Pharmaceuticals, Inc. ("Interneuron" or the "Company") and its wholly- and majority-owned subsidiaries, Transcell Technologies, Inc. ("Transcell"), Intercardia, Inc. ("Intercardia"), InterNutria, Inc. ("InterNutria") and, for the period ended December 31, 1996, Progenitor, Inc. ("Progenitor") (the "Subsidiaries"). Progenitor, which as of August 1997 is less than majority but greater than 20% owned, is accounted for using the equity method of accounting for all periods subsequent to August 1997. All significant intercompany activity has been eliminated.

B.       Significant Accounting Policies

         SFAS 128:

         As of December 31, 1997, the Company adopted Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. There was no effect on the earnings per share disclosures as a result of adoption of SFAS No. 128 due to the antidilutive effect of the Company's outstanding options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           December 31,
                                                                           ------------
                                                                    1997                  1996
                                                                    ----                  ----
Numerator for basic and diluted loss available
     to common stockholders:
     Net loss                                                   ($19,134,000)          ($2,931,000)
                                                                ============           ===========

Denominator for basic and diluted:
     weighted average shares
     outstanding                                                  41,166,000            41,020,000
                                                                  ==========            ==========

Net loss per common share - basic                                     ($0.46)               ($0.07)
                                                                      ======                ======

Net loss per common share - diluted                                   ($0.46)               ($0.07)
                                                                      ======                ======

         During the three month period ended December 31, 1997, securities not included in the computation of diluted earnings per share for the three month period ended December 31, 1997 because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 4,874,376 shares of Common Stock at prices ranging from $9.50 to $32.00 with expiration dates ranging up to October 6, 2007; (ii) warrants to purchase 667,500 shares of Common Stock with exercise prices ranging from $10.00 to $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the three month period ended December 31, 1997, securities not included in the computation of diluted earnings per share for the three month period ended December 31, 1997, because they would have an anti-dilutive effect due to the net loss for the period, were as follows: (i) options to purchase 2,172,573 shares of Common Stock at prices ranging from $1.58 to $8.75 with expiration dates ranging up to May 24, 2005; (ii) warrants to purchase 203,657 shares of Common Stock with exercise prices ranging from $2.75 to $9.00 and with expiration dates ranging up to February 3, 2005; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iv) Restricted Stock Awards of 1,328,704 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

         During the three month period ended December 31, 1996, securities not included in the computation of diluted earnings per share for the three month period ended December 31, 1996 because their exercise price exceeded the average market price during the period were options to purchase 8,000 shares of Common Stock at $32.00 with an expiration date of February 22, 2006. Additionally, during the three month period ended December 31, 1996, securities equivalents not included in the computation of diluted earnings per share for the three month period ended December 31, 1996 , because they would have an anti-dilutive effect due to the net loss for the period were as follows: (i) options to purchase 4,891,470 shares of Common Stock at prices ranging from $.83 to $24.25 with expiration dates ranging up to December 18, 2006; (ii) warrants to purchase 877,407 shares of Common Stock with exercise prices ranging from $2.75 to $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock.

Redux(TM) Revenue:

         The Company's revenue recognition policy is to record and recognize as product revenue royalties from licensed products when the amount of and basis for such royalties are reported to the Company in accurate and appropriate form and in accordance with the related license agreements. The Company has not received any royalties relating to sales of Redux during the three month period ended September 30, 1997. Due to the market withdrawal of Redux in September 1997 and related events, the Company did not record product revenue relating to Redux in the three month period ended December 31, 1997.

Recent Accounting Pronouncements:

         The Company will adopt SFAS No, 130, "Reporting Comprehensive Income" ("SFAS No. 130"), in the fiscal year ending September 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management has not determined the effect of adopting SFAS No. 130.

         The Company will adopt SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No 131"), in the fiscal year ending September 30, 1999. SFAS NO. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management has not determined the effect of adopting SFAS No. 131.

C.       Inventories

         Inventories consisted of the following:                 December 31,     September 30,
                                                                    1997               1997
                                                                    ----               ----

     Raw materials                                                $253,000            $221,000
     Finished goods                                                643,000             514,000
                                                                  --------            --------
                                                                  $896,000            $735,000
                                                                  ========            ========

         At December 31, 1997 and September 30, 1997, inventories consisted primarily of PMS Escape(TM). At December 31, 1997 and September 30, 1997, the Company has fully reserved all Redux-related inventories in connection with the market withdrawal of Redux.

D.       Subsidiaries

         On November 5, 1997, Intercardia, Interneuron and Transcell, a majority-owned subsidiary of Interneuron, entered into a letter of intent ("Letter of Intent") relating to the proposed acquisition by Intercardia of Transcell and certain related technology rights owned by Interneuron and the simultaneous contribution by Interneuron to Transcell's capital of Transcell's indebtedness to Interneuron (the "Proposed Transcell Acquisition"), in exchange for (i) Intercardia common stock with an aggregate market value as of November 5, 1997 of approximately $15,000,000, of which $3,000,000 is payment to Interneuron for certain of its technology rights and continued guarantee of certain Transcell leases, and (ii) the issuance of options to purchase Intercardia common stock to Transcell employees and consultants, with an aggregate market value as of November 5, 1997 of approximately $3,000,000 to $4,000,000. The actual market value of the Intercardia common stock issued in the transaction may be decreased or increased if Intercardia's common stock is less than or greater than certain collar limits. In connection with the Proposed Transcell Acquisition, Intercardia and Interneuron will incur charges to operations during the period in which the closing occurs currently estimated to range from approximately $6,000,000 to $8,000,000 (based on Intercardia's current common stock price of approximately $17.00) and will incur additional future charges relating to certain stock options to be issued pursuant to the Proposed Transcell Acquisition. The actual charges could be lower or greater, depending in part upon Intercardia's stock price at closing. The Company will allocate a portion of such charges to minority interest. Subject to final due diligence, execution of definitive agreements and approval by Transcell and Intercardia stockholders, the Proposed Transcell Acquisition is anticipated to be consummated in the third quarter of fiscal 1998.

E.       Other

         As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management and other employees, the Board of Directors adopted the 1997 Equity Incentive Plan during the three month period ended December 31, 1997 (the "1997 Plan"). The 1997 Plan provides for the grant of Restricted Stock Awards which entitle the plan participants to receive up to an aggregate of 1,750,000 shares of the Company's Common Stock upon satisfaction of specified vesting periods, in consideration of services rendered to the Company or such other consideration as the Board of Directors or the Compensation Committee of the Board may determine. The shares may be sold by the plan participants immediately upon vesting of the shares. Vesting of the shares was originally scheduled to commence in January 1998; however, pursuant to the 1997 Plan, these dates have been extended. Restricted Stock Awards to acquire an aggregate of 1,328,704 shares have been granted to all employees of the Company in consideration of services rendered by the employee to the Company. The number of shares subject to each employee's award were based primarily on the employee's base compensation.

         The Company will incur compensation expense from the date of grant over the vesting period of shares subject to Restricted Stock Awards. The charges relating to the 1,328,704 shares subject to the outstanding Restricted Stock Awards are expected to aggregate approximately $15,500,000, of which approximately $11,000,000 is expected to be incurred in the fiscal year ending September 30, 1998 and the remainder through the final vesting periods in fiscal 2000. Approximately $4,600,000 of such expense was recognized during the three month period ended December 31, 1997 and allocated to research and development and selling, general and administrative expense.

         In fiscal 1997, the Company purchased in a private transaction capped call options in exchange for the issuance by the Company of call options and the receipt by the Company of $500,000. Call options on 310,000 shares of common stock which matured on December 31, 1997 expired without exercise.

F.       Commitments and Contingencies

         In connection with the September 15, 1997 market withdrawal of Redux, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 350 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. The Company has also been named as a defendant in several lawsuits filed by alleged purchasers of the Company's common stock, purporting to be class actions, claiming violation of the federal securities laws. It is not possible for the Company to determine its costs related to its defense in these or potential future legal actions, monetary or other damages which may result from such legal actions, or the effect on the future operations of the Company. The withdrawal of Redux and related events may materially adversely affect the Company and its financial condition.

G.       Subsequent Events

         In January 1998, Interneuron sold, subject to repurchase rights, an aggregate of 10% of its InterNutria common stock to four executive officers of Interneuron for the par value of the InterNutria shares ($.001 per share) which the Company believes approximates fair market value of these shares.

         On January 21, 1998, the Company's Board of Directors adopted the 1998 Employee Stock Option Plan (the "1998 Plan"). Under the 1998 Plan, options to purchase up to 1,500,000 shares of the Company's Common Stock may be granted to employees, directors and consultants except persons who were executives officers or directors of the Company as of the date of adoption of the 1998 Plan. The duration of the 1998 Plan is seven years and the term of options granted thereunder cannot exceed seven years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and under the Securities Exchange Act of 1934 under "Risk Factors" and elsewhere including, in particular, risks relating to withdrawal of Redux and Redux-related litigation; uncertainties relating to CerAxon; uncertainties relating to regulatory approvals and clinical trials; risks relating to funding requirements; product liability; manufacturing and supply and marketing risks; revenue fluctuations; risks related to contractual obligations; risks relating to product launches and managing growth; government regulation; patent risks; dependence on third parties; dependence on key personnel; competition; uncertainties regarding pharmaceutical prices and reimbursements; and the early stage of products under development.

         The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto appearing elsewhere in this report and audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997. Unless the context indicates otherwise, all references to the Company include Interneuron and its Subsidiaries.

GENERAL

  REDUX

         On September 15, 1997, the Company announced the withdrawal of the weight loss medication Redux. On September 12, 1997, the U.S. Food and Drug Administration ("FDA") provided the Company and Wyeth-Ayerst Laboratories, a division of American Home Products Corp. ("AHP") and manufacturers and marketers of phentermine with new, preliminary and summary information, subsequently updated and revised by the FDA, concerning potential abnormal echocardiogram findings in patients using these drugs. These patients had been treated with Pondimin or Redux for up to 24 months, most often in combination with phentermine. Redux was launched in June 1996.

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

         The FDA has continued to evaluate the data from the original 291 cases. In a recent update, the FDA has reported to the Company that, revising the originally reported data, of the 291 cases, 15 patients had taken Redux alone and 21 had taken Redux plus phentermine. Of the 15 who had taken Redux alone, two patients had abnormal echocardiograms and of the 21 who had taken Redux plus phentermine, 13 patients had abnormal echocardiograms. The FDA-approved prescribing information (the label) for Redux recommended against using Redux in combination with other appetite suppressants. The Company believes, based on industry data, that over 90% of prescriptions written for Redux were for Redux alone (without a combination with another appetite suppressant).

         Additional adverse event reports of abnormal echocardiogram findings in patients using Redux or fenfluramine alone or in combination with other weight loss agents continue to be received by Interneuron, Wyeth-Ayerst, and the FDA. These reports have included symptoms such as shortness of breath, chest pain, fainting, swelling of the ankles or a new heart murmur.

         Additional echocardiogram studies are being supported by Wyeth-Ayerst to compare patients who had taken either Redux or the "fen/phen" combination with a matched group of obese patients who did not receive any anti-obesity drugs. These studies are being conducted and will be analyzed by an independent, blinded panel of cardiologists to compare the incidence of significant heart valve abnormalities in treated compared to non-treated groups. In addition, Interneuron has initiated a separate study which will also be analyzed by an independent, blinded panel of cardiologists, that is comparing echocardiograms of patients who took Redux alone to echocardiograms of a control group of patients who did not take any anti-obesity medication to measure the prevalence and severity of abnormal echocardiogram observations among the two sets of patients. Approximately 500 patients will be included in the Company-supported study, the costs of which are estimated at up to approximately $2,000,000. A number of other clinical studies relating to the prevalence of abnormal echocardiogram findings in patients who took Redux (and other anti-obesity agents) have been and may be conducted by Wyeth-Ayerst and/or others. Results of these studies are anticipated to become available beginning in the first half of 1998.

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

         Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 350 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. The Company has also been named as a defendant in several lawsuits filed by alleged purchasers of the Company's common stock, purporting to be class actions, claiming violation of the federal securities laws. See "Legal Proceedings."

         Under certain circumstances, the Company is required to indemnify Les Laboratoires Servier ("Servier"), Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") (the contract manufacturer of Redux capsules) and AHP, and the Company is entitled to indemnification by AHP, Servier and Boehringer against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company. Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company may be required to devote significant management time and resources to these actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim was made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's common stock, and may impair the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to commercialize products on a timely and adequate basis and to acquire or obtain rights to additional products, any or all of which may materially adversely affect the Company's business.

         A significant portion of Interneuron's revenues had been derived from Redux sales. Due to the market withdrawal of Redux in September 1997 and related events, the Company did not record product revenue relating to Redux in the three month period ended December 31, 1997. The Company does not expect to realize any future revenues related to Redux. See Note B of Notes to Unaudited Consolidated Financial Statements.

         CERAXON

         The Company's principal product under development is CerAxon(TM) (cytidine-5'-diphosphate choline, sodium or citicoline) and in December 1997 the Company submitted a New Drug Application ("NDA") to the FDA for CerAxon to treat ischemic stroke. The NDA has been accepted for filing and was assigned priority review status. Data in the NDA include the results of two Phase 3 clinical trials conducted by Interneuron in the U.S., a Japanese Phase 3 clinical trial conducted by Takeda Chemical Industries, Ltd. and supportive clinical and post-marketing data from more than 30 countries where citicoline has already been approved. The Company is unable to predict whether or when the FDA will grant authorization to market CerAxon in the U.S.

         The Company is also conducting several additional stroke clinical trials which are exploring stroke recovery and reduction in infarct size. The results of a study of approximately 100 patients are expected in mid 1998 and the results of two larger studies, which are expected to enroll up to an aggregate of approximately 800 patients, are expected to be completed in fiscal 1999. The Company may initiate further studies in fiscal 1998 or fiscal 1999 to explore areas such as post-stroke learning and memory, combination with thrombolytic therapies and other clinical paradigms such as treatment or prevention of perioperative strokes and treatment of head trauma.

         As of December 31, 1997, the remaining expenditures for CerAxon of all currently planned clinical trials and related studies for CerAxon are estimated, based upon current trial protocols, to aggregate approximately $25,000,000. The Company is unable to predict the costs of any related or additional clinical studies which will depend upon the results of the on-going trials and upon FDA requirements.

         The Company is currently developing and initiating the commercialization strategy for CerAxon, subject to required regulatory approvals. The Company is currently planning to conduct sole direct marketing of the product but may consider a combined marketing strategy which includes contracting with certain companies for the copromotion of the product and/or establishing a contract sales force for certain market segments. The Company expects that it will be required to retain a sales force of approximately 200 representatives, to hire additional headquarters-based medical, marketing and administrative support personnel and to establish distribution arrangements. In the event the Company markets CerAxon directly, significant funds would be required for manufacturing, distribution, marketing and selling efforts. Depending upon the timing of FDA approval and magnitude of the launch, the Company may be required to obtain additional funds for these efforts. The Company has begun to incur expenses relating to marketing and distribution and expects to increase commercialization-related expenditures over the next several fiscal quarters.

         The Company is dependent upon third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing in accordance with the Company's requirements and U.S. Good Manufacturing Practices ("GMP") regulations as well as on third party arrangements for the distribution of CerAxon. Supplies of citicoline finished product used for clinical purposes have been produced on a contract basis by a third party manufacturer. The Company has not finalized an agreement with such manufacturer for supply of commercial quantities of finished product and there can be no assurance such agreement can be obtained in terms favorable to the Company or at all, which could adversely affect the Company's ability to commercialize CerAxon on a timely and cost-effective basis. The Company is subject to an agreement with Grupo Ferrer ("Ferrer"), a Spanish pharmaceutical company which licensed certain patent rights relating to citicoline to the Company, requiring the Company to purchase citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. To date, Ferrer's manufacturing facility has not been inspected by the FDA for a U.S. marketed product, but is expected to undergo such an inspection in conjunction with the FDA's review of the CerAxon NDA submitted by the Company. Ferrer has limited experience in manufacturing under GMP. There can be no assurance the Company can or will establish on a timely basis, or maintain, manufacturing capabilities of bulk compound and finished product required to obtain regulatory approval of CerAxon, or that any facilities used to produce citicoline will have complied, or will be able to maintain compliance, with GMP, or that such suppliers will be able to meet manufacturing requirements on a timely basis or at all.

         The Company licensed from Ferrer certain patent and know how rights in the United States and Canada relating to the use of citicoline in exchange for a royalty equal to 6% of net sales of citicoline.

LIQUIDITY AND CAPITAL RESOURCES

     CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         At December 31, 1997, the Company had consolidated cash, cash equivalents and marketable securities aggregating $114,217,000 (of which approximately $28,000,000 is held by Intercardia and is not available to Interneuron) compared to $140,052,000 at September 30, 1997. This decrease is primarily due to approximately $25,000,000 used to fund operations, including $10,000,000 paid by CPEC, Inc. ("CPEC"), a subsidiary of Intercardia, to Astra Merck, Inc. ("Astra Merck"). A portion of this payment to Astra Merck was funded by Interneuron, which owns directly approximately 20% of CPEC.

     PRODUCT DEVELOPMENT

         The Company is expending substantial amounts for the development and regulatory approval of CerAxon and, in December 1997 submitted an NDA to the FDA relating to CerAxon. Assuming FDA approval, the Company also expects to devote significant expenditures to marketing activities relating to CerAxon. See "CerAxon" above.

         The Company is also incurring substantial costs to develop pagoclone for the treatment of panic disorders and anxiety for which a Phase 2/3 trial commenced in November 1996. The Company designates a trial as Phase 2/3 if it is a well-controlled trial which the Company may utilize, depending upon results, as either a pivotal or supporting trial in an NDA submission. The Company currently estimates the total costs of certain clinical studies, license fees to Rhone-Poulenc Rorer Pharmaceuticals, Inc., and NDA preparation for pagoclone to be approximately $40,000,000, which will be incurred over approximately the next three years. The Company is unable to predict with certainty the costs of any related or additional studies which may be required by the FDA, whether any such clinical trials will be successful or result in FDA approval of the product. Further, in the event the Company markets pagoclone directly, significant additional funds would be required for manufacturing, distribution and selling efforts.

         In December 1996, the Company entered into an agreement with Algos Pharmaceutical Corporation to collaborate in the development and commercialization of LidodexNS, which combines two drugs that are currently marketed for other indications. This combination product is in preclinical development for the acute intra-nasal treatment of migraine headaches and toxicological studies are ongoing. The development of this and other products, including those which may be acquired by the Company in the future will require substantial additional funds.

         During the quarter ended December 31, 1997, the Company obtained an exclusive option to acquire, on specified terms, a private company engaged in the development of a potential product which is in a Phase 1 clinical trial and which may have application for diabetes and related disorders. This option which expires in mid 1998, permits the Company to receive and evaluate the results of this Phase 1 clinical trial. The Company is unable to predict whether or not it will exercise this option until it receives and evaluates this data. The Company recorded the non-refundable cash payment of $500,000 in the quarter ended December 31, 1997 as a purchase of in-process research and development because the private company is a development stage enterprise with unproven technology.

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

     ANALYSIS OF CASH FLOWS

         Cash used by operating activities during the first quarter of fiscal 1998 of $25,251,000 consisted primarily of a net loss of $19,134,000 and $10,000,000 paid by CPEC to Astra Merck for CPEC's contractual liability pursuant to the Astra Merck Collaboration recorded as of September 30, 1997 and offset by noncash compensation charges of $4,801,000 consisting primarily of compensation expense relating to grants of Restricted Stock Awards under the Company's 1997 Equity Incentive Plan.

         Accrued expenses decreased $11,537,000 to $27,616,000 at December 31, 1997 from $39,153,000 at September 30, 1997 primarily due to CPEC's $10,000,000 payment to Astra Merck in December 1997. In addition, included in accrued expenses at December 31, 1997 and September 30, 1997, were liabilities relating to clinical trials and sponsored research as well as the Redux withdrawal. These amounts are reduced when paid.

         Cash provided by investing activities of $5,031,000 during the first quarter of fiscal 1998 consisted primarily of net proceeds from maturities and sales of marketable securities of $5,464,000.

     OTHER

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

         While the Company believes it has sufficient cash for currently planned expenditures in fiscal 1998, it may seek additional funds through other equity and/or debt financings and corporate collaborations to provide working capital. Further, the Company may require additional funds for the manufacturing and marketing of CerAxon and, if such funds are not available, the Company may be required to delay product launch, reduce launch and marketing efforts, or enter into a corporate collaboration, any of which may result in the Company generating less revenue and eventually, reduced profitability from CerAxon than if the Company were able to launch the product on a more timely basis and conduct sole marketing. As a result of the uncertainties and costs associated with the Redux-related litigation and other factors generally affecting the ability to raise additional funds, there can be no assurance that the Company will be able to obtain additional financing to satisfy cash requirements or that if available, any financing will be on terms favorable to the Company. Also, see "CerAxon".

         In addition, certain subsidiaries are exploring the possibility of various financings (including issuances of securities of the subsidiaries, in public offerings or private placements), collaborations or business combinations. If such efforts are not successful, certain activities at these subsidiaries may be reduced.

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

SUBSIDIARIES

         Interneuron is currently funding the operations of InterNutria and Transcell. In the event the Proposed Transcell Acquisition (see "Transcell" below) is completed, the costs of Transcell's operations will be assumed by Intercardia. Expenses of the Subsidiaries constitute a significant part of the Company's overall expenses. The Subsidiaries' portion of consolidated research and development and selling, general and administrative expenses for the three month periods ended December 31, 1997 and 1996 was approximately 43% and 39%, respectively, not including Progenitor for the 1997 three month period.

Intercardia

         Pursuant to the Astra Merck Collaboration, CPEC paid Astra Merck $10,000,000 in December 1997 and CPEC or Intercardia has agreed to pay Astra Merck up to $11,000,000 for one-third of product launch costs for bucindolol. In the event Intercardia or CPEC elects not to make any required product launch payments to Astra Merck, the royalties payable by Astra Merck to Intercardia would be substantially reduced. There can be no assurance of the success of the Beta-blocker Evaluation of Survival Trial (the "BEST Study") or that BEXTRA(TM) (bucindolol) will be successfully commercialized. A substantial portion of the BEXTRA development costs are being assumed or paid by the National Institutes of Health, the Department of Veterans Affairs, Astra Merck and BASF Pharma/Knoll AG ("Knoll").

     Pursuant to the Knoll Collaboration, Intercardia is responsible for approximately 40% of the development and marketing costs of bucindolol in the Territory, which includes all countries other than the United States and Japan, subject to certain maximum dollar limitations. Intercardia's portion of development and clinical trial costs for the Territory is estimated to be up to $10,000,000 over the next several years. Intercardia is also responsible for approximately 40% of the once-a-day development costs which relate to development solely for the Territory and approximately 67% of once-a-day development costs which have a worldwide benefit.

         In May 1997, the FDA approved the use in the United States of Coreg(TM) (carvedilol), a drug being marketed by SmithKline Beecham, for the treatment of congestive heart failure. SmithKline Beecham is currently marketing Coreg in the United States and a number of other countries. The Company is unable to predict the impact of this product on BEXTRA, if BEXTRA is approved by the FDA.

InterNutria

         InterNutria commenced a national launch of PMS Escape in September 1997, resulting in product revenue of approximately $1,000,000 and selling and marketing costs of approximately $4,500,000 in the three month period ended December 31, 1997. Additional selling and marketing costs associated with this launch are estimated to be approximately $8,000,000 through mid fiscal 1998 and are being funded by Interneuron. InterNutria currently has an approximately 43 person sales force, retained on a contract basis, targeting obstetricians and gynecologists, as well as retail accounts. In addition, Interneuron's sales force, numbering approximately 25, is currently under contract to InterNutria in connection with the national marketing of PMS Escape. The Company anticipates that, at least through fiscal 1998, it will not generate sufficient revenues from this product to offset related costs. Pending the Company's evaluation of the ongoing initial stage of the national launch, the Company may modify the scope of the marketing and distribution of the product. In the event the scope of marketing and distribution is significantly reduced, the Company may incur certain related costs. See "Results of Operations."

Transcell

         On November 5, 1997, Intercardia, Interneuron and Transcell, a majority-owned subsidiary of Interneuron, entered into a letter of intent ("Letter of Intent") relating to the proposed acquisition by Intercardia of Transcell and certain related technology rights owned by Interneuron as well as Interneuron's contribution to Transcell's capital of Transcell's indebtedness to Interneuron (the "Proposed Transcell Acquisition"), in exchange for (i) Intercardia common stock with an aggregate market value as of November 5, 1997 of approximately $15,000,000, of which $3,000,000 is payment to Interneuron for its technology rights and continued guarantee of certain Transcell leases, and
(ii) the issuance of options to purchase Intercardia common stock to Transcell employees and consultants, with an aggregate market value as of November 5, 1997 of approximately $3,000,000 to $4,000,000. The actual market value of the Intercardia common stock issued in the transaction may be decreased or increased if Intercardia's common stock is less than or greater than certain collar limits. In connection with the Proposed Transcell Acquisition, Intercardia and Interneuron will incur charges to operations during the period in which the closing occurs currently estimated to range from approximately $6,000,000 to $8,000,000 (based on Intercardia's current common stock price of approximately $17.00) and will incur additional future charges relating to certain stock options to be issued pursuant to the Proposed Transcell Acquisition. The actual charges could be lower or greater depending in part upon Intercardia's stock price at closing. The Company will allocate a portion of such charges to minority interest. Subject to final due diligence, execution of definitive agreements and approval by Transcell and Intercardia stockholders, the Proposed Transcell Acquisition is anticipated to be consummated in the third quarter of fiscal 1998.

Progenitor

         In August 1997, Progenitor completed an initial public offering and simultaneous acquisition of Mercator Genetics, Inc. resulting in Interneuron's ownership in Progenitor's outstanding capital stock decreasing to approximately 37%. Consequently thereafter, the Company ceased consolidating the financial statements of Progenitor. The Company's consolidated financial statements for the three month period ended December 31, 1997 include Progenitor using the equity method of accounting, whereas, the Company's Consolidated Statements of Operations and Cash Flows for the three month period ended December 31, 1996 reflect Progenitor on a consolidated basis.

Recent Accounting Pronouncements:

         The Company will adopt SFAS No, 130, "Reporting Comprehensive Income" ("SFAS No. 130"), in the fiscal year ending September 30, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Management has not determined the effect of adopting SFAS No. 130.

         The Company will adopt SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No 131"), in the fiscal year ending September 30, 1999. SFAS NO. 131 specifies revised guidelines for determining an entity's operating segments an the type and level of financial information to be disclosed. Management has not determined the effect of adopting SFAS No. 131.

RESULTS OF OPERATIONS

         Total revenues decreased substantially to $1,641,000 in the three month period ended December 31, 1997 from $17,692,000 in the three month period ended December 31, 1996 primarily reflecting the $12,724,000 decrease in product revenue to $987,000 in the three month period ended December 31, 1997 from $13,711,000 in the three month period ended December 31, 1996. The Company did not recognize any Redux-related product revenue in the three month period ended December 31, 1997 (see "Redux" above) compared to approximately $13,600,000 of Redux-related product revenue recognized in the three month period ended December 31, 1996. Product revenue of $987,000 in the three month period ended December 31, 1997 consists primarily of sales of PMS Escape by InterNutria.

         Contract revenue decreased $3,327,000, or 84%, to $654,000 in the three month period ended December 31, 1997 from $3,981,000 in the three month period ended December 31, 1996. The three month period ended December 31, 1996 included approximately $2,100,000 of revenue recognized by Intercardia pursuant to a collaboration agreement with Knoll, revenue recognized by the Company pursuant to its Copromotion Agreement with Wyeth-Ayerst and contract revenue recognized by Progenitor, whose results were consolidated with the Company's during the

1996 period. Contract revenue in the three month period ended December 31, 1997 consists primarily of revenue recognized by the Company from research support pursuant to the Merck Agreement and by Intercardia pursuant to the Astra Merck Agreement.

         Cost of product revenue decreased $9,512,000 to $392,000 in the three month period ended December 31, 1997 from $9,904,000 in the three month period ended December 31, 1996 due to the absence of any Redux-related product revenue. Cost of sales in the three month period ended December 31, 1997 relates to sales of PMS Escape.

         Research and development expenses increased $1,031,000, or 14%, to $8,549,000 in the three month period ended December 31, 1997 from $7,518,000 in the three month period ended December 31, 1996. The increase is primarily due to an allocation to research and development of the noncash compensation expense associated with the Company's 1997 Equity Incentive Plan, Intercardia's increased spending related to its expanding research and development programs, and Transcell's new facility, offset in part by decreases resulting from the absence of expense from Progenitor, whose results of operations were not consolidated with the Company's in the fiscal 1998 three month period a reduction of Redux-related development programs and a reduction of expenses related to CerAxon for which the NDA was filed in December 1997.

         Selling, general and administrative expenses increased $7,324,000, or 133%, to $12,841,000 in the three month period ended December 31, 1997 from $5,517,000 in the three month period ended December 31, 1996. This increase primarily reflects approximately $4,500,000 expended for selling and marketing activities relating to the national launch of PMS Escape commenced in September 1997, and an allocation to selling, general and administrative expenses of the noncash compensation expense relating to the Company's 1997 Equity Incentive Plan.

         Investment income, net of interest expense decreased $784,000, or 30%, to $1,805,000 in the three month period ended December 31, 1997 from $2,589,000 in the three month period ended December 31, 1996 primarily as a result of a decrease in cash available for investment and used in the operations of the Company.

         Equity in net loss of unconsolidated subsidiary of $893,000 represents the Company's share of Progenitor's net loss for the three month period ended December 31, 1997. The results of Progenitor's operations were reflected in the Company's financial statements on a consolidated basis until Progenitor's IPO in August 1997 after which Progenitor was included in the Company's financial statements using the equity method of accounting. The Company's Consolidated Statement of Operations for the three month period ended December 31, 1996 consolidated the results of Progenitor's operations which resulted in a net loss of approximately $1,000,000.

         Net loss increased $16,203,000 to $19,134,000 in the three month period ended December 31, 1997 from $2,931,000 in the three month period ended December 31, 1996 primarily due to expenses in the three month period ended December 31, 1997 relating to the Company's 1997 Equity Incentive Plan and the national launch of PMS Escape, lack of revenues from Redux and reduced contract revenue.

         The Company expects to recognize approximately $11,000,000 of noncash expense in fiscal 1998 as a result of grants of restricted stock awards under the Company's 1997 Equity Incentive Plan, of which approximately $4,600,000 was recognized in the first quarter of fiscal 1998. In addition, the Company will incur charges to operations in connection with the proposed acquisition by Intercardia of Transcell, currently estimated to range from approximately $6,000,000 to $8,000,000 in the period in which the closing occurs, and future charges relating to certain option grants in connection with the acquisition. The Company will allocate a portion of such charges to minority interest.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

             The Company has been named, together with other pharmaceutical companies, as a defendant in approximately 350 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiff's allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen/phen"), causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

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

        Under certain circumstances, the Company is required to indemnify Servier, Boehringer and AHP, and the Company is entitled to indemnification by AHP, against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company. Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company may be required to devote significant management time and resources to these actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim was made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's common stock, and may impair the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to commercialize products on a timely and adequate basis and to acquire or obtain rights to additional products, any or all of which may materially adversely affect the Company's business.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

10.94    1998 Employee Stock Option Plan

27       Financial Data Schedule

(b)      Reports on Form 8-K

     During the three month period ended December 31, 1997, the Company filed reports on Form 8-K dated October 15, 1997, and November 14, 1997 reporting information under Item 5.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INTERNEURON PHARMACEUTICALS, INC.



Date: February 12, 1998                By: /s/ Glenn L. Cooper
                                          --------------------------------------
                                       Glenn L. Cooper, M.D., President
                                       and Chief Executive Officer
                                       (Principal Executive Officer)


Date: February 12, 1998                By: /s/ Thomas F. Farb
                                          --------------------------------------
                                       Thomas F. Farb,
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)


Date: February 12, 1998                By: /s/ Dale Ritter
                                          --------------------------------------
                                       Dale Ritter
                                       Vice President, Corporate Controller
                                       (Principal Accounting Officer)