Form 10-Q
period 1998-03-31
INTERNEURON PHARMACEUTICALS INC
filed 1998-05-15
CIK 854222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                           ---------------------------

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

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

         Class                                  Outstanding at May 14, 1998:
Common Stock $.001 par value                    41,706,050 shares

                        INTERNEURON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                                                     PAGE

Item 1.   Financial Statements

Consolidated Balance Sheets as of March 31, 1998
         and September 30, 1997........................................................................3

Consolidated Statements of Operations for the Three and Six Months
         ended March 31, 1998 and 1997.................................................................4

Consolidated Statements of Cash Flows for the Six Months ended
         March 31, 1998 and 1997.......................................................................5

Notes to Unaudited Consolidated Financial Statements...................................................6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations....................................................................11


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings..............................................................................25

Item 4. Submission of Matters to a Vote of Security Holders............................................26

Item 5.  Other Information.............................................................................26

Item 6. Exhibits and Reports on Form 8-K...............................................................27

SIGNATURES.............................................................................................28


                       INTERNEURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                                      March 31,        September 30,
                                                                                       1998                1997
                                                                                    -----------        ------------
                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                         $ 27,782            $ 55,820
     Marketable securities                                                               60,774              64,549
     Accounts receivable                                                                  1,847               1,297
     Inventories                                                                          1,018                 735
     Prepaids and other current assets                                                    2,054               2,056
                                                                                    -----------        ------------
             Total current assets                                                        93,475             124,457

Marketable securities                                                                     8,584              19,683
Investment in unconsolidated subsidiary                                                   2,169               4,040
Property and equipment, net                                                               5,213               4,669
Other assets                                                                                 96                  81
                                                                                    -----------        ------------
                                                                                       $109,537            $152,930
                                                                                    ===========        ============

                                                        LIABILITIES

Current liabilities:
     Accounts payable                                                                  $  3,529            $  1,615
     Accrued expenses                                                                    29,527              39,153
     Deferred revenue                                                                       436                 750
     Current portion of notes payable and capital lease obligations                         689                 710
                                                                                    -----------        ------------
             Total current liabilities                                                   34,181              42,228

Long-term portion of notes payable and capital lease obligations                          1,508               1,734

Minority interest                                                                        11,749              12,959

Commitments and contingencies
                                                   STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 shares authorized; Series B, 239,425 shares issued and outstanding at March 31, 1998
     and September 30, 1997 (liquidation preference at March  31, 1998 $3,011)            3,000               3,000
     Series C, 5,000 shares issued and outstanding at March 31, 1998
     and September 30, 1997  (liquidation preference at March 31, 1998  $500)               500                 500
Common stock; $.001 par value, 80,000,000 shares authorized; 41,308,531 shares issued and outstanding at March 31, 1998 and 41,266,293
     shares issued at September 30, 1997                                                     41                  41
Additional paid-in capital                                                              263,071             255,693
Accumulated deficit                                                                    (204,535)           (162,034)
Unrealized net gain on marketable securities                                                 22                  85
Treasury stock; at cost, no shares at March 31, 1998 and 70,483 shares at
     September 30, 1997                                                                      -               (1,276)
                                                                                    -----------        -------------
     Total stockholders' equity                                                          62,099              96,009
                                                                                    -----------        ------------
                                                                                       $109,537            $152,930
                                                                                    ===========        ============

          The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended March 31, 1998 and 1997
                                   (Unaudited)
                  (Amounts in thousands except per share data)




                                    FOR THE THREE MONTHS ENDED MARCH 31,       FOR THE SIX MONTHS ENDED MARCH 31,
                                    ------------------------------------       ----------------------------------

                                              1998             1997                        1998            1997
                                              ----             ----                        ----            ----

Revenues:
Product revenue                         $      683        $  17,477                  $    1,670      $   31,188
Contract and license fees                      673            2,297                       1,327           6,278
                                        -----------       ----------                 -----------     ----------
   Total revenues                            1,356           19,774                       2,997          37,466

Costs and expenses:
Cost of product revenue                        277           11,999                         669          21,903
Research and development                    11,807            9,966                      20,356          17,484
Selling, general and administrative         14,021            5,827                      26,862          11,344
Purchase of in-process research
  and development                                -            2,261                         500           2,261
                                        -----------       ----------                 -----------     -----------
     Total costs and expenses               26,105           30,053                      48,387          52,992

Net loss from operations                   (24,749)         (10,279)                    (45,390)        (15,526)

Investment income, net                       1,431            2,008                       3,236           4,597
Equity in net loss of unconsolidated
  subsidiary                                  (978)               -                      (1,871)              -
Minority interest                              929              421                       1,524             148
                                        -----------       ----------                 -----------     ----------

Net loss                                $  (23,367)         $(7,850)                 $  (42,501)       $(10,781)
                                        ===========         ========                 ===========     ===========

Net loss per common share - basic       $   ( 0.57)       $  ( 0.19)                 $    (1.03)     $    (0.26)
                                        ===========       ==========                 ===========     ===========

Net loss per common share - diluted     $   ( 0.57)       $  ( 0.19)                 $    (1.03)     $    (0.26)
                                        ===========       ==========                 ===========     ===========

Weighted average common
      shares outstanding                    41,282           41,098                      41,223          41,059
                                        ===========       ==========                 ===========     ===========











          The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 1998 and 1997
                                   (Unaudited)
                             (Amounts in thousands)


                                                                   SIX MONTHS ENDED MARCH 31,
                                                                   -------------------------
                                                                     1998               1997
                                                                     ----               ----
Cash flows from operating activities:
     Net loss                                                     $(42,501)           $(10,781)
     Adjustments to reconcile net loss to net cash
          (used) by operating activities:
         Depreciation and amortization                                 844                 646
         Minority interest in net income/loss of
            consolidated subsidiaries                               (1,524)               (148)
         Purchase of in-process research and development                 -               1,861
         Noncash compensation                                        8,380                 176
         Equity in net loss of unconsolidated subsidiary             1,871                   -
     Change in assets and liabilities:
         Accounts receivable                                          (550)              2,412
         Prepaid and other assets                                      (13)             (4,699)
         Inventories                                                  (283)              2,020
         Accounts payable                                            1,913                (326)
         Deferred revenue                                             (314)             (1,227)
         Accrued expenses and other liabilities                     (9,434)              4,452
                                                                  ---------           ---------
Net cash (used) by operating activities                            (41,611)             (5,614)
                                                                  ---------           ---------

Cash flows from investing activities:
     Capital expenditures                                           (1,230)               (726)
     Purchase of marketable securities                             (19,830)            (53,600)
     Proceeds from maturities and sales of
        marketable securities                                       34,641              10,143
     Purchase of Intercardia stock                                       -              (2,436)
                                                                  ---------           ---------
Net cash provided (used) by investing activities                    13,581             (46,619)
                                                                  ---------           ---------

Cash flows from financing activities:
     Net proceeds from issuance of common and treasury stock           222               1,101
     Net proceeds from issuance of stock by subsidiaries               175                 276
     Purchases of treasury stock                                         -              (2,315)
     Proceeds from sale/leaseback transactions                           -               1,050
     Principal payments of capital lease obligations                  (366)               (366)
     Principal payments of notes payable                               (39)                  -
                                                                  ---------           ---------
Net cash (used) by financing activities                                 (8)               (254)
                                                                  ---------           ---------

Net change in cash and cash equivalents                            (28,038)            (52,487)
Cash and cash equivalents at beginning of period                    55,820             145,901
                                                                  ---------           ---------

Cash and cash equivalents at end of period                        $ 27,782            $ 93,414
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

     The consolidated financial statements include the accounts of Interneuron Pharmaceuticals, Inc. ("Interneuron" or the "Company") and its majority-owned subsidiaries, Transcell Technologies, Inc. ("Transcell"), Intercardia, Inc. ("Intercardia"), and InterNutria, Inc. ("InterNutria") and, for the periods ended March 31, 1997, Progenitor, Inc. ("Progenitor") (the "Subsidiaries"). Progenitor, which as of August 1997 is less than majority but greater than 20% owned, is accounted for using the equity method of accounting for all periods subsequent to August 1997. On May 8, 1998, the merger of Transcell into Intercardia was completed (see Note F). All significant intercompany activity has been eliminated.

B.   SIGNIFICANT ACCOUNTING POLICIES

SFAS 128:

     In Fiscal 1998, the Company adopted Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. There was no effect on the earnings per share disclosures as a result of adoption of SFAS No. 128 due to the antidilutive effect of the Company's outstanding options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per share:




                                          FOR THE THREE MONTHS ENDED MARCH 31,       FOR THE SIX MONTHS ENDED MARCH 31,
                                           1998                    1997               1998                        1997
                                           ----                    ----               ----                        ----
Numerator for basic and diluted:
     Net loss                           ($23,367,000)          ($7,850,000)        ($42,501,000)             ($10,781,000)
                                        =============          ============        =============             =============

Denominator for basic and diluted:
     weighted average shares
     outstanding                          41,282,000            41,098,000           41,223,000                41,059,000
                                        =============          ============        =============             =============

Net loss per common share - basic             ($0.57)               ($0.19)              ($1.03)                   ($0.26)
                                        =============          ============        =============             =============

Net loss per common share - diluted           ($0.57)               ($0.19)              ($1.03)                   ($0.26)
                                        =============          ============        =============             =============


     During the three month period ended March 31, 1998, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 4,878,032 shares of Common Stock at prices ranging from $9.50 to $32.00 with expiration dates ranging up to January 21, 2008; (ii) warrants to purchase 667,500 shares of Common Stock with exercise prices ranging from $10.00 to $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the three month period ended March 31, 1998, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 2,296,017 shares of Common Stock at prices ranging from $0.83 to $8.75 with expiration dates ranging up to March 3, 2008; (ii) warrants to purchase 186,157 shares of Common Stock with exercise prices ranging from $2.75 to $9.00 and with expiration dates ranging up to February 3, 2005; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iv) unvested Restricted Stock Awards of 1,328,704 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

     During the three month period ended March 31, 1997, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period, were options to purchase 350,200 shares of Common Stock at prices ranging from $27.88 to $32.00 with expiration dates ranging up to March 6, 2007. Additionally, during the three month period ended March 31, 1997, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 4,758,474 shares of Common Stock at prices ranging from $0.83 to $26.00 with expiration dates ranging up to March 24, 2007; (ii) warrants to purchase 882,407 shares of Common Stock with exercise prices ranging from $2.75 to $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock.

     During the six month period ended March 31, 1998, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 4,211,325 shares of Common Stock at prices ranging from $10.50 to $32.00 with expiration dates ranging up to January 21, 2008; (ii) warrants to purchase 167,500 shares of Common Stock with exercise prices ranging from $12.77 to $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the six month period ended March 31, 1998, securities not included in the computation of diluted earnings per share, because they would have an anti-dilutive effect due to the net loss for the period, were as follows: (i) options to purchase 2,962,724 shares of Common Stock at prices ranging from $0.83 to $10.00 with expiration dates ranging up to March 3, 2008;
(ii) warrants to purchase 686,157 shares of Common Stock with exercise prices ranging from $2.75 to $10.00 and with expiration dates ranging up to February 3, 2005; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iv) unvested Restricted Stock Awards of 1,328,704 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

     During the six month period ended March 31, 1997, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period, were options to purchase 351,700 shares of Common Stock at prices ranging from $26.00 to $32.00 with expiration dates ranging up to March 6, 2007. Additionally, during the six month period ended March 31, 1997, securities not included in the computation of diluted earnings per share, because they would have an anti-dilutive effect due to the net loss for the period were as follows: (i) options to purchase 4,756,974 shares of Common Stock at prices ranging from $.83 to $24.25 with expiration dates ranging up to March 24, 2007; (ii) warrants to purchase 882,407 shares of Common Stock with exercise prices ranging from $2.75 to $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock.

     Certain of the securities listed above contain anti-dilution provisions.

Redux(TM) Revenue:

     The Company's revenue recognition policy is to record and recognize as product revenue royalties from licensed products when the amount of and basis for such royalties are reported to the Company in accurate and appropriate form and in accordance with the related license agreements. Due to the market withdrawal of Redux(TM) in September 1997 and related events, the Company did not receive any royalties relating to the sales of Redux for any period commencing July 1, 1997 and the Company did not record product revenue relating to Redux thereafter.

Recent Accounting Pronouncements:

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


C.  INVENTORIES

     Inventories consisted of the following:      March 31,        September 30,
                                                   1998               1997
                                                ----------         -------------

     Raw materials                               $207,000            $221,000
     Finished goods                               811,000             514,000
                                                ---------            --------
                                               $1,018,000            $735,000
                                                =========            ========

     At March 31, 1998 and September 30, 1997, inventories consisted primarily of PMS Escape(TM). At March 31, 1998 and September 30, 1997, the Company has fully reserved all Redux-related inventories in connection with the market withdrawal of Redux.

D. OTHER

     As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management and other employees, the Board of Directors adopted the 1997 Equity Incentive Plan during the three month period ended December 31, 1997 (the "1997 Plan"). The 1997 Plan provides for the grant of restricted stock awards which entitle the plan participants to receive up to an aggregate of 1,750,000 shares of the Company's Common Stock upon satisfaction of specified vesting periods. As of May 14, 1998, restricted stock awards to acquire an aggregate of 1,343,668 shares had been granted to all employees of the Company in consideration of services rendered by the employee to the Company and payment of the par value of the shares, of which 942,419 awards were outstanding. The number of shares subject to each employee's award were based primarily on the employee's base compensation. The shares subject to the awards have been registered under the Securities Act of 1933 on a registration statement on Form S-8 and, accordingly, may be sold by the plan participants immediately upon vesting of the shares. In accordance with the provisions of the 1997 Plan for automatic extension of vesting during Black-Out Periods, as defined in the 1997 Plan, vesting of the shares commenced in April 1998 and through May 14, 1998, 397,519 shares have vested and been issued by the Company under the 1997 Plan. Vesting continues through May 2000.


     The Company has incurred and will continue to incur compensation expense from the date of grant through the vesting period of shares subject to restricted stock awards. The charges relating to the restricted stock awards to acquire 1,343,668 shares are expected to aggregate approximately $15,500,000, the fair market value of the shares, of which approximately $11,000,000 is expected to be incurred in the fiscal year ending September 30, 1998 and the remainder through the final vesting periods in fiscal 2000. Approximately $3,300,000 and $7,800,000 of such expense was recognized during the three and six month periods ended March 31, 1998, respectively, and allocated to research and development and selling, general and administrative expense.

     In fiscal 1997, the Company purchased in a private transaction capped call options in exchange for the issuance by the Company of call options and the receipt by the Company of $500,000. Call options on 310,000 shares of Common Stock, which matured on December 31, 1997, expired without exercise.

     In January 1998, Interneuron sold, subject to repurchase rights expiring in April 1999, an aggregate of 10% of its InterNutria common stock to four executive officers of Interneuron for the par value of the InterNutria shares ($.001 per share) which approximated fair market value of these shares at the time of the transaction.

     In January 1998, the Company's Board of Directors adopted, and in March 1998 the Company's Stockholders approved, the 1998 Employee Stock Option Plan (the "1998 Plan"). Under the 1998 Plan, options to purchase up to 1,500,000 shares of the Company's Common Stock may be granted to employees, directors and consultants except persons who were executive officers or directors of the Company as of the date of adoption of the 1998 Plan. The duration of the 1998 Plan is ten years and the term of options granted thereunder cannot exceed seven years.


E.   COMMITMENTS AND CONTINGENCIES

     In connection with the September 15, 1997 market withdrawal of Redux, Interneuron has been named, together with other pharmaceutical companies, including American Home Products Corp. ("AHP"), as a defendant in approximately 480 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. The Company has also been named as a defendant in several lawsuits filed by alleged purchasers of the Company's Common Stock, purporting to be class actions, claiming violation of the federal securities laws. It is not possible for the Company to determine its costs related to its defense in these or potential future legal actions, monetary or other damages which may result from such legal actions, or the effect on the future operations of the Company. The withdrawal of Redux and related events may materially adversely affect the Company and its financial condition.

F.  SUBSEQUENT EVENTS

     On May 5, 1998, the Company's Board of Directors authorized the Company to offer (the "Exchange Offer") holders of outstanding options to purchase the Company's Common Stock, issued primarily pursuant to the Company's stock option plans, which have exercise prices of $10.00 per share or greater, the right to exchange such options with the Company for options (the "Exchanged Options") to purchase the same number of shares represented by the existing options at an exercise price of $6.1875 per share, the fair market value of the Company's Common Stock determined as of May 5, 1998. The Exchanged

Options will vest in six equal installments generally commencing six months from the date of the Exchange Offer. The term of the Exchanged Options will be the same as the remaining term of the existing options. As of May 14, 1998, options to purchase an aggregate of approximately 4,200,000 shares were subject to the Exchange Offer.

     On May 8, 1998, the merger of Transcell with and into Intercardia and the acquisition of certain related technology rights owned by Interneuron was completed, and, simultaneously, Interneuron contributed to Transcell's capital all of Transcell's indebtedness to Interneuron (the "Transcell Acquisition"), in exchange for (i) Intercardia common stock payable in three installments with an aggregate market value at closing of approximately $14,200,000, of which $3,000,000 is payment to Interneuron for certain of its technology rights and continued guarantee of certain Transcell leases, and (ii) the issuance of options to purchase approximately 260,000 shares of Intercardia common stock to Transcell employees and consultants in exchange for their options and warrants to purchase Transcell capital stock. In connection with the Transcell Acquisition, Intercardia and Interneuron will incur charges to operations in the third quarter of fiscal 1998 estimated to be approximately $6,000,000 and will incur additional future charges relating to certain stock options issued pursuant to the Transcell Acquisition. Interneuron will allocate a portion of such charges to minority interest. Interneuron owned approximately 61% and 62% of the outstanding capital stock of Intercardia before and after the Transcell transaction, respectively. As a result of the Transcell Acquisition, put protection rights that could have caused Interneuron to issue up to 232,000 additional shares (assuming Interneuron's Common Stock was $2.00 per share or less) of Interneuron Common Stock expired.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and under the Securities Exchange Act of 1934 under "Risk Factors" and elsewhere including, in particular, risks relating to withdrawal of Redux and Redux-related litigation; uncertainties relating to CerAxon(TM); uncertainties relating to regulatory approvals and clinical trials; need for additional funds and risks relating to funding requirements; product liability; manufacturing and supply and marketing risks; revenue fluctuations; risks related to contractual obligations; risks relating to product launches and managing growth; government regulation; the early stage of products under development; patent risks; dependence on third parties; dependence on key personnel; competition; and uncertainties regarding pharmaceutical prices and reimbursements.

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

GENERAL

CERAXON

      In December 1997, the Company submitted a New Drug Application ("NDA") to the FDA for CerAxon(TM) (cytidine-5'-diphosphate choline, sodium or citicoline), the Company's principal product under development to treat ischemic stroke. The NDA was accepted for filing and was assigned priority and fast-track review status. A priority review status reflects the FDA's commitment to review the NDA within six months following submission and a fast-track designation indicates the FDA has determined a drug is intended to treat a serious or life-threatening condition that currently has an unmet medical need and that the FDA can take actions to expedite the development and review of the drug. Data in the NDA included the results of two Phase 3 clinical trials conducted by Interneuron in the U.S., a Japanese Phase 3 clinical trial conducted by Takeda Chemical Industries, Ltd. and supportive clinical and post-marketing data from more than 30 countries where citicoline has already been approved.

     In April 1998, the Company announced that a preliminary analysis of a 100-patient trial with CerAxon failed to meet its primary and the principal secondary endpoint. With respect to the primary endpoint, no difference was detected in the reduction of infarct size among patients with ischemic stroke who received 500 milligrams per day of CerAxon as compared with patients who received placebo. With respect to the principal secondary endpoint, the trial did not show an improvement in neurological function among drug-treated patients as compared with patients who received placebo. A placebo response rate unexpectedly higher than that previously reported in the literature may have accounted for the inability to detect a difference in infarct size reduction and neurological function among drug-treated patients, as compared with patients who received placebo. As a result and considering statutory requirements that would have mandated an FDA action by June 1998, the Company has withdrawn its NDA for CerAxon.

     The Company is proceeding with the development of CerAxon by closely evaluating protocol revisions, including increased dosage amounts, that would apply to an approximately 900-patient study. This study is expected to commence in fiscal 1998 and enrollment is expected to continue for approximately 15 months depending upon the rate of enrollment. Depending upon the evaluation of the results from this trial, the Company will determine whether to re-submit an NDA for CerAxon to the FDA. Even if the Company does re-submit the NDA, as to which there is no assurance, the Company is unable to predict whether or when the FDA would grant authorization to market CerAxon in the U.S.

     As of March 31, 1998, the remaining expenditures for CerAxon of all currently planned clinical trials and related studies and NDA preparation for CerAxon are estimated, based upon current trial protocols, to aggregate approximately $35,000,000. The Company is unable to predict the costs of any related or additional clinical studies which will depend upon the results of the on-going trials and upon FDA requirements.

     As a result of the Company's withdrawal of its NDA and the resulting additional time and expense for product development, the Company is reexamining a variety of CerAxon marketing strategies. In the event the Company markets CerAxon directly, significant additional funds would be required for manufacturing, distribution, marketing and selling efforts.

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

     The Company's license agreement with Ferrer provides that Ferrer may terminate the Ferrer agreement in the event FDA approval of citicoline is not obtained by January 1999, which date shall be extended if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control. The Company has provided such information to Ferrer and is engaged in discussions with Ferrer to establish an extended date.

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

     As reported in the original preliminary information provided by the FDA, abnormal echocardiogram findings were reported in 92 of 291 subjects evaluated. As originally reported, 271 of the 291 patients had taken fenfluramine in combination with phentermine (commonly referred to as the "fen/phen" combination), 11 had taken Redux alone and nine had taken a combination of Redux and phentermine. As originally reported, of the 11 who had taken Redux alone, two had abnormal echocardiograms and, of the nine who had taken a combination of Redux and phentermine, four had abnormal echocardiograms.

     The FDA has continued to evaluate the data from the original 291 cases. In a subsequent update, the FDA has reported to the Company that, revising the originally reported data, of the 291 cases, 15 patients had taken Redux alone and 21 had taken a combination of Redux and phentermine. Of the 15 who had taken Redux alone, two patients had abnormal echocardiograms and of the 21 who had taken a combination of Redux and phentermine, 13 patients had abnormal echocardiograms. The FDA-approved prescribing information (the label) for Redux recommended against using Redux in combination with other appetite suppressants. The Company believes, based on industry data, that over 90% of prescriptions written for Redux were for Redux alone (without a combination with another appetite suppressant).

     Additional adverse event reports of abnormal echocardiogram findings in patients that have used Redux or fenfluramine alone or in combination with other weight loss agents continue to be received by Interneuron, Wyeth-Ayerst, and the FDA.

     Additional echocardiogram studies are being conducted to compare patients who had taken either Redux or the "fen/phen" combination with a matched group of obese patients who did not receive any anti-obesity drugs. These studies are being conducted and will be analyzed by independent panels of cardiologists to compare the incidence of significant heart valve abnormalities in treated compared to non-treated groups. Patients are selected and assigned to these groups randomly. Readings of patient echocardiograms are made on a blinded basis by echocardiologists who do not know from which group individual echocardiograms were taken.

     Findings from one such placebo-controlled, blinded study were presented at the 47th Annual Scientific Session of the American College of Cardiology in March 1998. The study was conducted independently at Georgetown University Medical Center. Echocardiogram readings were made by one core laboratory using consistent definitions of cardiac valve abnormalities. Financial support for the study was provided by AHP. Investigators reported no statistically significant difference between the prevalence of cardiac valve abnormalities, as defined by the FDA, among patients who took Redux and placebo-treated patients. It was also reported that the prevalence of such abnormalities among Redux patients was significantly less than previously reported estimates. Treated patients took Redux alone for 2-3 months, which the Company believes reflects the duration of treatment for an estimated 75-80% of patients who took Redux while it was marketed, based on market research.

     In addition, Interneuron has initiated a separate study which will also be analyzed by an independent, blinded panel of cardiologists, that is comparing echocardiograms of patients who took Redux alone for at least three months to echocardiograms of a control group of patients who did not take any anti-obesity medication to measure the prevalence and severity of abnormal echocardiogram observations among the two sets of patients. Approximately 400 to 600 patients are expected to be included in the Company-supported study, the remaining costs of which are estimated to be up to approximately $2,000,000. Results of this study are anticipated to become available in fiscal 1998. A number of other clinical studies relating to the prevalence of abnormal echocardiogram findings in patients who took Redux (and other anti-obesity agents) have been and may be conducted by Wyeth-Ayerst and/or others.

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

     Interneuron has been named, together with other pharmaceutical companies, including AHP, as a defendant in approximately 480 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. The Company has also been named as a defendant in several lawsuits filed by alleged purchasers of the Company's common stock, purporting to be class actions, claiming violation of the federal securities laws. See "Legal Proceedings."

     Under certain circumstances, the Company may be required to indemnify Les Laboratoires Servier ("Servier"), Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") (the contract manufacturer of Redux capsules) and AHP, and the Company may be entitled to indemnification by AHP, Servier and Boehringer against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company. Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company may be required to devote significant management time and resources to these actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim was made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock, and may impair the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to commercialize products on a timely and adequate basis and to acquire or obtain rights to additional products, any or all of which may materially adversely affect the Company's business.

     Through September 1997, a significant portion of Interneuron's revenues had been derived from Redux sales. Due to the market withdrawal of Redux in September 1997 and related events, the Company did not record product revenue relating to Redux in any fiscal 1998 periods. The Company does not expect to realize any future revenues related to Redux. See Note B of Notes to Unaudited Consolidated Financial Statements.


PAGOCLONE

     The Company is incurring substantial costs to develop pagoclone for the treatment of panic disorders and anxiety. The results from a Phase 2/3 trial which commenced in November 1996 are expected in late fiscal 1998. The Company designates a trial as Phase 2/3 if it is a well-controlled trial which the Company may utilize, depending upon results, as either a pivotal or supporting trial in an NDA submission. After completion of this phase 2/3 trial, the Company expects to commence a second pivotal trial in 1998 and a third pivotal trial in 1999, both of which will be necessary to include in an NDA submission for pagoclone. The Company currently estimates the total costs of these and other clinical studies related to pagoclone, license fees to Rhone-Poulenc Rorer Pharmaceuticals, Inc., and NDA preparation for pagoclone to be approximately $50,000,000, which will be incurred over approximately the next three years. The Company is unable to predict with certainty the costs of any related or additional studies which may be required by the FDA, whether any such clinical trials will be successful or result in FDA approval of the product. Further, in the event the Company markets pagoclone directly, significant additional funds would be required for manufacturing, distribution and selling efforts. The Company may explore various funding and commercialization strategies for pagoclone which may include corporate partnering arrangements.

LIQUIDITY AND CAPITAL RESOURCES

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

     At March 31, 1998, the Company had consolidated cash, cash equivalents and marketable securities aggregating $97,140,000 (of which approximately $25,600,000 was held by Intercardia and is not available to Interneuron) compared to $140,052,000 at September 30, 1997. This decrease is primarily due to approximately $42,000,000 used to fund operations, including $10,000,000 paid by CPEC, Inc. ("CPEC"), a majority-owned subsidiary of Intercardia, to Astra Merck, Inc. ("Astra Merck") (all of which was accrued at September 30, 1997). A portion of this payment to Astra Merck was funded by Interneuron, which owns directly approximately 20% of CPEC.

PRODUCT DEVELOPMENT

     The Company expects to continue expending substantial amounts for the development of CerAxon and pagoclone. In the event the Company does not have sufficient funds in the future, the Company may be required to delay certain clinical trials which would adversly affect development of the Company's products. See "CerAxon" and "pagoclone" above.

     In December 1996, the Company entered into an agreement with Algos Pharmaceutical Corporation to collaborate in the development and commercialization of LidodexNS, which combines two drugs that are currently marketed for other indications. This combination product is in pre-clinical development for the acute intra-nasal treatment of migraine headaches and toxicological studies are on-going. Depending upon the results of these studies, the Company will determine whether to file an investigational new drug application (IND). The development of this and other products, including those which may be acquired by the Company in the future will require substantial additional funds.

     In April 1998, the Company licensed from Tulane University exclusive world-wide rights to a U.S. patent and U.S. and foreign patent applications owned by Tulane relating to a novel neuropeptide, known as PACAP (pituitary adenylate cyclase activating peptide). Preclinical data suggests PACAP may have potential as a treatment for stroke, either alone or in combination with CerAxon, and other neurodegenerative diseases in humans. Consideration to Tulane for the license includes an upfront fee, research funding, potential milestone payments and royalties from products developed from this program.

     During the quarter ended December 31, 1997, the Company obtained an exclusive option to acquire, on specified terms, a private company engaged in the development of a potential product which is in a Phase 1 clinical trial and which may have application for diabetes and related disorders. The Company has received and evaluated the results of this Phase 1 clinical trial and has decided not to exercise this option. The Company recorded the non-refundable cash payment of $500,000 in the six months ended March 31, 1998 as a purchase of in-process research and development because the private company is a development stage enterprise with unproven technology.

     Consistent with its corporate strategy, the Company continually seeks to identify technology and product candidates for in-licensing and development. The Company's in-licensing agreements generally require the Company to undertake general or specific development efforts or risk the loss of the license and/or incur penalties.

     There can be no assurance that results of any on-going current or future preclinical or clinical trial will be successful, that additional trials will not be required, that any drug under development will receive FDA approval in a timely manner or at all, or that such drug could be successfully manufactured in accordance with good manufacturing practice regulations or marketed in a timely manner or at all, any of which events could materially adversely affect the Company.

ANALYSIS OF CASH FLOWS

     Cash used by operating activities during the six months of fiscal 1998 of $41,611,000 consisted primarily of a net loss of $42,501,000 and $10,000,000 paid by CPEC in December 1997 to Astra Merck for CPEC's contractual liability pursuant to the Astra Merck Collaboration recorded as of September 30, 1997, partially offset by noncash compensation charges of $8,380,000 consisting primarily of compensation expense relating to grants of Restricted Stock Awards under the Company's 1997 Equity Incentive Plan and $1,871,000 of equity in the net loss of the unconsolidated subsidiary, Progenitor.

     Accrued expenses decreased $9,626,000 to $29,527,000 at March 31, 1998 from $39,153,000 at September 30, 1997 primarily due to CPEC's $10,000,000 payment to Astra Merck in December 1997, partially funded by Interneuron as a result of Interneuron's approximately 20% direct ownership of CPEC. In addition, included in accrued expenses at March 31, 1998 and September 30, 1997, were liabilities relating to clinical trials and sponsored research as well as the Redux withdrawal and related events. These amounts are reduced when paid.

     Cash provided by investing activities of $13,581,000 during the first six months of fiscal 1998 consisted primarily of net proceeds from maturities and sales of marketable securities of $14,811,000.

OTHER

     The Company's business strategy includes evaluation of various technologies, product or company acquisitions, licensing and/or financing opportunities (including private placements and initial and follow-on equity offerings) and the Company and certain of its subsidiaries are currently engaged in discussions relating to such opportunities. Any such initiatives may involve the issuance of securities of Interneuron or its subsidiaries and/or financial commitments and would result in increased expenses .

     While the Company believes it has sufficient cash for currently planned expenditures through 1998, based on certain assumptions relating to subsidiary expenditures, it will require additional funds after such time and may seek additional funds prior to such time through equity financings, corporate collaborations and/or other financings to provide working capital. Further, the Company will require additional funds for the development and regulatory review of CerAxon, pagoclone and its other compounds and technologies. If such funds are not available, the Company will be required to delay product development and regulatory efforts. As a result of the uncertainties and costs associated with the Redux-related litigation and other factors generally affecting the ability to raise additional funds, there can be no assurance that the Company will be able to obtain additional financing to satisfy cash requirements or that any financing will be available on terms favorable or acceptable to the Company, if at all.

     InterNutria is exploring strategic alternatives, which may include the possibility of financings, collaborations and/or business combinations in order to reduce Interneuron's funding of InterNutria. If such efforts are not successful, Interneuron may continue to fund InterNutria's operations at a curtailed level.

     In connection with the royalty and license payments made by the Company to Les Laboratories Servier ("Servier"), a pharmaceutical company based in France, the Company was required to have withheld certain taxes which were required to have been paid by Servier. Based on advice from an external tax advisor, the Company did not withhold or pay these taxes. Reduced withholding rates are applicable under certain conditions. If Servier does not pay the required withholding taxes, the Company may be required to pay the amount of such withholding taxes plus applicable interest and penalties, all or a portion of which may be recoverable. The Company is currently unable to predict or estimate the actual or net amounts that may be paid or recovered by the Company.

SUBSIDIARIES

     Interneuron is currently funding the operations of InterNutria and has funded the operations of Transcell until May 8, 1998, when the merger of Transcell into Intercardia was completed (see "Transcell" below). After this merger, the costs of Transcell's operations are being assumed by Intercardia. Expenses of the Subsidiaries constitute a significant part of the Company's overall expenses. The Subsidiaries' portion of consolidated research and development and selling, general, and administrative expenses was approximately 44% and 39%, respectively, not including Progenitor, which is not consolidated for the 1998 six month period.

     Although Interneuron may acquire additional equity in subsidiaries through participation in financings, purchases from third parties, including open market purchases and conversion of intercompany debt, equity financings by a subsidiary will likely reduce Interneuron's percentage ownership of that subsidiary and funds held by the subsidiaries will not be available to Interneuron. The Company's goal is for its subsidiaries to establish independent operations and financing through corporate alliances, third-party financings, mergers or other business combinations, with Interneuron generally retaining an ongoing equity interest. The nature of any such transaction and percentage of such equity interest is expected to vary depending on the business and capital needs of each subsidiary and the state of development of their respective technologies or products.

INTERCARDIA

     Pursuant to the Astra Merck Collaboration, CPEC paid Astra Merck $10,000,000 in December 1997 and CPEC or Intercardia has agreed to pay Astra Merck up to $11,000,000 for one-third of product launch costs for bucindolol. In the event Intercardia or CPEC elects not to make any required product launch payments to Astra Merck, the royalties payable by Astra Merck to Intercardia would be substantially reduced. There can be no assurance of the success of the Beta-blocker Evaluation of Survival Trial (the "BEST Study") or that BEXTRA(TM) (bucindolol) will be successfully commercialized. To date, a substantial portion of the BEXTRA development costs have been assumed or paid by the National Institutes of Health, the Department of Veterans Affairs, Astra Merck and/or BASF Pharma/Knoll AG ("Knoll").

     The Astra Merck Collaboration provides that Astra Merck shall be responsible for the expenses incurred in development and commercialization of the twice-daily formulation of bucindolol in the United States, and Astra Merck has committed an amount up to $15,000,000 to be expended in connection with such development. Astra-Merck has advised Intercardia that Astra-Merck has expended $15,000,000 as of April 30, 1998. Intercardia and Astra Merck are discussing Astra Merck's contractual responsibility to fund such expenses above $15,000,000. Intercardia believes that in the event Astra Merck does not fund such expenses, Astra Merck would be in breach of the Astra Merck Collaboration. The Astra Merck Collaboration provides for arbitration of any disputes, and Astra Merck has notified Intercardia that Astra Merck intends to institute arbitration proceedings to resolve the dispute. Under the Astra Merck Collaboration, the parties are required to attempt to resolve disputes prior to the actual institution of arbitration proceedings. There can be no assurance as to the cost or results of any arbitration. In the event that Intercardia or CPEC funds such expenses or a portion of such expenses, in excess of $15,000,000, the results of operations and financial position of Intercardia and the Company may be materially adversely affected. A portion of such expenses if required to be paid by CPEC, may be funded by Interneuron, reflecting its 20% direct ownership interest in CPEC.

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

     Intercardia may require additional financing to fund its operations, to make payments to its collaborative partners, including up to $11,000,000 in payments for U.S. product launch expenses to Astra Merck under the Astra Merck Collaboration, to fund any additional costs incurred in connection with the Astra Merck Collaboration and to fund 40% of development and marketing costs of bucindolol in the Knoll Territory pursuant to the Knoll Collaboration with Knoll, to fund the operations of Transcell which merged into Intercardia on May 8, 1998 (see "Transcell"), as well as to fund new business opportunities and growth. Intercardia intends to seek to raise additional funds through equity and/or debt financings, although there can be no assurance such funds will be available on terms acceptable or favorable to Intercardia, or at all.

     In May 1997, the FDA approved the use in the United States of Coreg (carvedilol), a drug being marketed by SmithKline Beecham for the treatment of congestive heart failure ("CHF"). Carvedilol's approval for marketing as a treatment for CHF in the U.S. prior to BEXTRA may have aversely affected the patient enrollment rate of the BEST Study and could provide a marketing advantage for Coreg.


Transcell

     On May 8, 1998, the merger of Transcell with and into Intercardia and the acquisition by Intercardia of certain related technology rights owned by Interneuron was completed and, simultaneously, Interneuron contributed to Transcell's capital all Transcell's indebtedness to Interneuron (the "Transcell Acquisition"), in exchange for (i) Intercardia common stock payable in three installments with an aggregate market value at closing of approximately $14,200,000, of which $3,000,000 is payment to Interneuron for certain of its technology rights and continued guarantee of certain Transcell leases, and (ii) the issuance of options to purchase approximately 260,000 shares of Intercardia common stock to Transcell employees and consultants, in exchange for their Transcell options and warrants. In connection with the Transcell

Acquisition, Intercardia and Interneuron will incur charges to operations in the third quarter of fiscal 1998 estimated to be approximately $6,000,000 and will incur additional future charges relating to certain stock options issued pursuant to the Transcell Acquisition. The Company will allocate a portion of such charges to minority interest. Interneuron owned approximately 61% and 62% of the outstanding capital stock of Intercardia before and after the Transcell acquisition, respectively. Transcell's results of operations, assets and liabilities will continue to be included in the Company's Consolidated Financial Statements.


InterNutria

     InterNutria commenced a national launch of PMS Escape(TM) in September 1997, resulting in product revenue of approximately $1,700,000 and selling and marketing costs of approximately $11,200,000 in the six month period ended March 31, 1998. Additional selling and marketing costs associated with this product are estimated to be approximately $8,000,000 through fiscal 1998 assuming no external funding of InterNutria. To date, InterNutria's operations have been funded primarily by Interneuron. Although InterNutria is seeking external funding to reduce Interneuron's funding requirements, there can be no assurance such funding will be available, in which event Interneuron plans to curtail InterNutria-related expenditures. InterNutria has ceased utilization of a contract sales force and no longer has the utilization of the Interneuron sales force of approximately 25 persons whose employment was terminated effective May 8, 1998 as a result of the postponement of the launch of CerAxon in connection with the Company's withdrawal of its NDA for CerAxon. The Company anticipates that, at least through fiscal 1998, InterNutria will not generate sufficient revenues from this product to offset related costs. See "Results of Operations".

Progenitor

     In August 1997, Progenitor completed an initial public offering and simultaneous acquisition of Mercator Genetics, Inc. resulting in Interneuron's ownership in Progenitor's outstanding capital stock decreasing to approximately 37%. Consequently thereafter, the Company ceased consolidating the financial statements of Progenitor. The Company's consolidated financial statements for the three and six month periods ended March 31, 1998 include Progenitor using the equity method of accounting, whereas the Company's Consolidated Statements of Operations for the three and six month periods ended March 31, 1997 and Statement of Cash Flows for the six month period ended March 31, 1997 reflect Progenitor on a consolidated basis. See "Results of Operations".


Recent Accounting Pronouncements

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


Year 2000 Software Issues

     The Company has commenced review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and will develop an implementation plan to resolve any problems. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes there will be minimal operational and monetary impact from resolving any problems to currently used software.


RESULTS OF OPERATIONS

     Total revenues decreased substantially to $1,356,000 and $2,997,000 in the three and six month periods ended March 31, 1998, respectively, from $19,774,000 and $37,466,000 in the three and six month periods ended March 31, 1997, respectively, primarily due to the $16,794,000 and $29,518,000 decrease in product revenue over the respective periods. The Company did not recognize any Redux- related product revenue in the Fiscal 1998 periods (see "Redux" above) compared to approximately $17,294,000 and $30,910,000 of Redux-related product revenue recognized in the three month and six month periods ended March 31, 1997, respectively. Product revenue of $683,000 and $1,670,000 in the three month and six month periods ended March 31, 1998 consists primarily of sales of PMS Escape by InterNutria.

     Contract and license fee revenue decreased $1,624,000, or 71%, to $673,000 for the three month period ended March 31, 1998 from $2,297,000 for the three month period ended March 31, 1997 and decreased $4,951,000, or 79%, to $1,327,000 for the six month period ended March 31, 1998 from $6,278,000 for the six month period ended March 31, 1997. The fiscal 1997 periods included revenue recognized by Intercardia pursuant to a collaboration agreement with Knoll, revenue recognized by the Company pursuant to its Copromotion Agreement with Wyeth-Ayerst and contract revenue recognized by Progenitor, whose financial statements were consolidated with the Company's during the 1997 fiscal periods. Contract revenue in the fiscal 1998 periods consists primarily of revenue recognized by the Company and Transcell pursuant to the Merck Agreement and by Intercardia pursuant to the Astra Merck Agreement.

     Cost of product revenue decreased $11,722,000 to $277,000 in the three month period ended March 31, 1998 from $11,999,000 in the three month period ended March 31, 1997 and decreased $21,234,000 to $669,000 in the six month period ended March 31, 1998 from $21,903,000 in the six month period ended March 31, 1997 due to the absence of any Redux-related product revenue. Cost of product revenue in the fiscal 1998 periods relates to sales of PMS Escape.

     Research and development expenses increased $1,841,000, or 18%, to $11,807,000 for the three month period ended March 31,1998 from $9,966,000 for the three month period ended March 31, 1997 and increased $2,872,000, or 16%, to $20,356,000 for the six month period ended March 31,

1998 from $17,484,000 for the six month period ended March 31, 1997. These increases are primarily due to an allocation to research and development of the noncash compensation expense associated with the Company's 1997 Equity Incentive Plan, Intercardia's increased spending related to its expanding research and development programs, and Transcell's new facility and enhanced carbohydrate chemistry research and development programs, offset in part by decreases resulting from the absence of expense from Progenitor, whose results of operations were not consolidated with the Company's in the fiscal 1998 periods.

     Selling, general and administrative expenses increased $8,194,000, or 141%, to $14,021,000 for the three month period ended March 31,1998 from $5,827,000 for the three month period ended March 31, 1997 and increased $15,518,000, or 137%, to $26,862,000 for the six month period ended March 31, 1998 from $11,344,000 for the six month period ended March 31, 1997. These increases primarily reflect approximately $5,700,000 and $10,100,000 of incremental expenditures in the three and six month periods ended March 31, 1998, respectively, for selling and marketing activities relating to the national launch of PMS Escape which commenced in September 1997, an allocation to selling, general and administrative expenses of the noncash compensation expense relating to the Company's 1997 Equity Incentive Plan, and pre-marketing activities relating to the potential launch of CerAxon offset in part by decreases resulting from the absence of expense from Progenitor, whose results of operations were not consolidated with the Company's in the fiscal 1998 periods.

     Investment income, net of interest expense decreased $577,000, or 29%, to $1,431,000 in the three month period ended March 31, 1998 from $2,008,000 in the three month period ended March 31, 1997 and $1,361,000, or 30%, to $3,236,000 in the six month period ended March 31, 1998 from $ 4,597,000 in the six month period ended March 31, 1997 primarily as a result of a decrease in cash available for investment and used in the operations of the Company.

     Equity in net loss of unconsolidated subsidiary of $978,000 and $1,871,000 in the three and six month periods ended March 31, 1998 represents the Company's share of Progenitor's net loss for these respective periods. The results of Progenitor's operations were reflected in the Company's financial statements on a consolidated basis until Progenitor's IPO in August 1997 after which Progenitor was included in the Company's financial statements using the equity method of accounting. Progenitor's operations resulted in a net loss of approximately $1,800,000 and $2,800,000, respectively which was included in the Company's Consolidated Statements of Operations for the three and six month periods ended March 31, 1997.

     Net loss increased $15,517,000 to $23,267,000 in the three month period ended March 31, 1998 from $7,850,000 in the three month period ended March 31, 1997 and increased $31,720,000 to $42,501,000 in the six month period ended March 31, 1998 from $10,781,000 in the six month period ended March 31, 1997 primarily due to the national launch of PMS Escape, noncash expenses relating to the Company's 1997 Equity Incentive Plan and lack of revenues and related gross profits from Redux and reduced contract revenue.

     The Company expects to recognize approximately $11,000,000 of noncash expense in fiscal 1998 as a result of grants of Restricted Stock Awards under the Company's 1997 Equity Incentive Plan, of which approximately $3,200,000 and $7,800,000 was recognized in the three and six month periods, respectively, ended March 31, 1998. In addition, the Company will incur charges to operations in connection with the acquisition by Intercardia of Transcell, estimated to be approximately $6,000,000 in the third quarter of fiscal 1998, the period of the closing, and future charges relating to certain option grants in connection with the acquisition. The Company will allocate a portion of such charges to minority interest.

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

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

     The Company has been named, together with other pharmaceutical companies, including AHP, as a defendant in approximately 480 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiff's allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen/phen"), causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

     The Company and certain directors and/or officers of the Company have also been named as defendants in several lawsuits filed in the United States District for the District of Massachusetts (the "Court") by alleged purchasers of the Company's Common Stock, purporting to be class actions, claiming among other things that the Company publicly disseminated materially false and misleading statements concerning the prospects and safety of Redux, resulting in the artificial inflation of the Company's Common Stock price during various alleged class periods, the earliest commencing December 16, 1996 through September 17, 1997, in violation of the federal securities laws.

     On January 23, 1998, the Court entered an order consolidating all of these actions for pretrial purposes. The plaintiffs subsequently filed a first amended and consolidated complaint [Corrected Version] (the "Complaint") containing substantially similar substantive allegations and alleging a class period of December 19, 1996 through September 15, 1997. On May 11, 1998, the defendants moved to dismiss the Complaint, which motion is still pending.

     Under certain circumstances, the Company is required to indemnify Servier, Boehringer and AHP, and the Company is entitled to indemnification by AHP [and Boehringer], against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company. Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company may be required to devote significant management time and resources to these actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim was made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock, and may impair the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to commercialize products on a timely and adequate basis, to acquire or obtain rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, any or all of which may materially adversely affect the Company's business.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of stockholders was held on March 3, 1998. At the meeting (i) all ten director nominees were elected; (ii) the Company's 1998 Employee Stock Option Plan was approved and ratified; and (iii) the appointment of Coopers & Lybrand L.L.P. as the independent auditors was ratified.

(i) The following Directors were elected for a one-year term by the votes indicated:

Lindsay A. Rosenwald, M.D., 34,776,962 for, 432,847 against; Glenn L. Cooper, M.D., 34,812,980 for, 396,829 against; Harry J. Gray, 34,812,530 for, 397,279 against; Alexander M. Haig, Jr., 34,810,430 for, 399,379 against; Peter Barton Hutt, 34,813,130 for, 396,679 against; Malcolm Morville, Ph.D., 34,813,130 for, 396,679 against; Robert K. Mueller, 34,812,530 for, 397,279 against; Lee J. Schroeder, 34,813,030 for, 396,779 against; David B. Sharrock, 34,813,130 for, 396,679 against; Richard Wurtman, M.D., 34,813,130 for, 396,679 against.

(ii) The Company's 1998 Employee Stock Option Plan was approved and ratified by a vote of 32,531,834 for, 2,539,624 against, and 138,351 abstaining.

(iii) The appointment of Coopers & Lybrand L.L.P. was ratified by a vote of 35,080,512 for, 64,134 against, and 65,162 abstain.

Item 5.  OTHER INFORMATION

     On May 8, 1998, the merger of Transcell with and into Intercardia and the acquisition by Intercardia of certain related technology rights owned by Interneuron was completed and, simultaneously, Interneuron contributed to Transcell's capital all Transcell's indebtedness to Interneuron (the "Transcell Acquisition"), in exchange for (i) Intercardia common stock payable in three installments with an aggregate market value at closing of approximately $14,200,000, of which $3,000,000 is payment to Interneuron for certain of its technology rights and continued guarantee of certain Transcell leases, and (ii) the issuance of options to purchase approximately 260,000 shares of Intercardia common stock to Transcell employees and consultants, in exchange of their Transcell options and warrants. In connection with the Transcell Acquisition, Intercardia and Interneuron will incur charges to operations in the third quarter of fiscal 1998 estimated to be approximately $6,000,000 and will incur additional future charges relating to certain stock options issued pursuant to the Transcell Acquisition. The Company will allocate a portion of such charges to minority interest. Prior to the Transcell Acquisition, Interneuron owned approximately 78% of the outstanding capital stock of Transcell. Interneuron owned approximately 61% and 62% of the outstanding capital stock of Intercardia before and after the Transcell Acquisition, respectively.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

10.95 - Agreement and Plan of Merger dated March 2, 1998 by and among the Company, Intercardia, Inc. ("Intercardia") and Transcell Technologies, Inc. ("Transcell")

10.95(a) - Waiver and Consent Agreement dated May 8, 1998 by and among the Company, Intercardia and Transcell

27       Financial Data Schedule

     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K reporting information under "Item 5" on April 20, 1998.

                                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERNEURON PHARMACEUTICALS, INC.



Date: May 15, 1998                 By: /S/ GLENN L. COOPER, M.D.
                                       --------------------------
                                           Glenn L. Cooper, M.D., President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)


Date: May 15, 1998                 By: /S/ THOMAS F. FARB
                                       -------------------
                                           Thomas F. Farb,
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)


Date: May 15, 1998                 By: /S/ DALE RITTER
                                       ----------------
                                           Dale Ritter
                                           Vice President, Corporate Controller
                                           (Principal Accounting Officer)