Form 10-Q
period 1998-06-30
INTERNEURON PHARMACEUTICALS INC
filed 1998-08-14
CIK 854222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended June 30, 1998

[ ]    TRANSACTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                           Commission File No. 0-18728

                        INTERNEURON PHARMACEUTICALS, INC.
             (exact name of registrant as specified in its charter)


Delaware                                        04-3047911
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                   Number)

One Ledgemont Center, 99 Hayden Avenue           02421
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


Class                                            Outstanding at August 14, 1998:
Common Stock $.001 par value                     41,809,719 shares

                        INTERNEURON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q







PART I.  FINANCIAL INFORMATION                                        PAGE

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 1998
  and September 30, 1997..............................................   3

Consolidated Statements of Operations for the Three and Nine Months
  ended June 30, 1998 and 1997........................................   4

Consolidated Statements of Cash Flows for the Nine Months
  ended June 30, 1998 and 1997........................................   5

Notes to Unaudited Consolidated Financial Statements..................   6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.................................   11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................   23

Item 5.  Other Information............................................   24

Item 6.  Exhibits and Reports on Form 8-K.............................   24

SIGNATURES............................................................   25

Item 1.  Financial Statements

                        INTERNEURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)



                                                                                    June 30,    September 30,
                                                                                    --------    -------------
                                                                                      1998           1997
                                                                                      ----           ----

                                                    ASSETS
Current assets:
     Cash and cash equivalents                                                         $29,062        $ 55,820
     Marketable securities                                                              46,731          64,549
     Accounts receivable                                                                 1,976           1,297
     Inventories                                                                           831             735
     Prepaids and other current assets                                                   1,702           2,137
                                                                                   -----------    ------------
             Total current assets                                                       80,302         124,538

Marketable securities                                                                    4,733          19,683
Investment in unconsolidated subsidiary                                                  1,167           4,040
Property and equipment, net                                                              4,150           4,669
                                                                                   -----------    ------------
                                                                                       $90,352        $152,930
                                                                                   ===========    ============

                                                 LIABILITIES
Current liabilities:
     Accounts payable                                                                   $1,667          $1,615
     Accrued expenses                                                                   26,866          39,153
     Deferred revenue                                                                      106             750
     Current portion of notes payable and capital lease obligations                        716             710
                                                                                   -----------    ------------
             Total current liabilities                                                  29,355          42,228

Long-term portion of notes payable and capital lease obligations                         1,561           1,734

Minority interest                                                                        7,997          12,959

Commitments and contingencies

                                             STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 shares authorized;
     Series B, 239,425 shares issued and outstanding at June 30, 1998
     and September 30, 1997 (liquidation preference at June 30, 1998 $3,019)             3,000           3,000
     Series C, 5,000 shares issued and outstanding at June 30, 1998
     and September 30, 1997  (liquidation preference at June 30, 1998  $500)               500             500
Common stock; $.001 par value, 80,000,000 shares authorized; 41,809,719 shares issued and outstanding at June 30, 1998 and
     41,266,293 shares issued at September 30, 1997                                         42              41
Additional paid-in capital                                                             267,177         255,693
Accumulated deficit                                                                   (219,290)       (162,034)
Unrealized net gain on marketable securities                                                10              85
Treasury stock; at cost, no shares at June 30, 1998 and 70,483 shares
     at September 30, 1997                                                                   -          (1,276)
                                                                                   -----------    ------------
     Total stockholders' equity                                                         51,439          96,009
                                                                                   -----------    ------------
                                                                                       $90,352        $152,930
                                                                                   ===========    ============






         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and nine months ended June 30, 1998 and 1997
                                   (Unaudited)
                  (Amounts in thousands except per share data)




                                                  Three Months Ended June 30,            Nine Months Ended June 30,
                                                  ---------------------------            --------------------------
                                                    1998               1997                1998               1997
                                                    ----               ----                ----               ----
Revenues:
Product revenue                                 $     996           $  15,012           $   2,666         $  46,200
Contract and license fees                             697               2,383               2,024             8,661
                                                ---------           ---------           ---------         ---------
   Total revenues                                   1,693              17,395               4,690            54,861

Costs and expenses:
Cost of product revenue                               357               9,144               1,026            31,047
Research and development                            9,043              10,500              29,399            27,984
Selling, general and administrative                 8,932               7,372              35,794            18,716
Purchase of in-process research and development         -                 286                 500             2,547
                                                ---------           ---------           ---------         ---------

     Total costs and expenses                      18,332              27,302              66,719            80,294
                                                ---------           ---------           ---------         ---------
Net loss from operations                          (16,639)             (9,907)            (62,029)          (25,433)

Investment income, net                              1,209               2,191               4,445             6,788
Equity in net loss of unconsolidated subsidiary    (1,002)                 --              (2,873)               --
Minority interest                                   1,677                 542               3,201               690
                                                ---------           ---------           ---------         ---------

Net loss                                        $ (14,755)          $  (7,174)          $ (57,256)        $ (17,955)
                                                =========           =========           =========         =========

Net loss per common share - basic               $   (0.35)          $   (0.17)          $   (1.38)        $   (0.44)
                                                =========           =========           =========         =========

Net loss per common share - diluted             $   (0.35)          $   (0.17)          $   (1.38)        $   (0.44)
                                                =========           =========           =========         =========

Weighted average common shares outstanding         41,613              41,048              41,353            41,055
                                                =========           =========           =========         =========
















         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 1998 and 1997
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                   Nine Months Ended June 30,
                                                                                   --------------------------
                                                                                     1998               1997
                                                                                     ----               ----
Cash flows from operating activities:
     Net loss                                                                     $ (57,256)         $ (17,955)
     Adjustments to reconcile net loss to net cash
          (used) by operating activities:
         Depreciation and amortization                                                1,973              1,025
         Loss on disposal of fixed assets                                                 -                  7
         Minority interest in net income/loss of consolidated subsidiaries           (3,201)              (690)
         Purchase of in-process research and development                                  -              2,147
         Noncash compensation                                                        10,417                262
         Equity in net loss of unconsolidated subsidiary                              2,873                 --
     Change in assets and liabilities:
         Accounts receivable                                                           (680)             1,179
         Prepaid and other assets                                                       436             (7,134)
         Inventories                                                                    (96)             4,227
         Accounts payable                                                                51                652
         Deferred revenue                                                              (644)               214
         Accrued expenses and other liabilities                                     (12,104)             6,273
                                                                                  ---------          ---------
Net cash (used) by operating activities                                             (58,231)            (9,793)
                                                                                  ---------          ---------

Cash flows from investing activities:
     Capital expenditures                                                              (915)            (3,258)
     Purchase of marketable securities                                              (26,855)           (79,381)
     Proceeds from maturities and sales of marketable securities                     59,548             12,390
     Purchases of Intercardia stock                                                       -             (2,837)
                                                                                  ---------          ---------
Net cash provided (used) by investing activities                                     31,778            (73,086)
                                                                                  ---------          ---------

Cash flows from financing activities:
     Net proceeds from issuance of common and treasury stock                            223              1,317
     Net proceeds from issuance of stock by subsidiaries                                177                276
     Purchases of treasury stock                                                          -             (3,978)
     Proceeds from sale/leaseback transactions                                            -              1,050
     Principal payments of capital lease obligations                                   (663)              (625)
     Principal payments of notes payable                                                (42)                --
                                                                                  ---------          ---------
Net cash (used) by financing activities                                                (305)            (1,960)
                                                                                  ---------          ---------

Net change in cash and cash equivalents                                             (26,758)           (84,839)
Cash and cash equivalents at beginning of period                                     55,820            145,901
                                                                                  ---------          ---------

Cash and cash equivalents at end of period                                        $  29,062          $  61,062
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

     The consolidated financial statements include the accounts of Interneuron Pharmaceuticals, Inc. ("Interneuron" or the "Company") and its majority-owned subsidiaries, Intercardia, Inc. ("Intercardia") and InterNutria, Inc. ("InterNutria") and, for the periods ended June 30, 1997, Progenitor, Inc. ("Progenitor") and through May 8, 1998, Transcell Technologies, Inc. ("Transcell") (the "Subsidiaries"). Progenitor, which as of August 1997 is less than majority but greater than 20% owned, is accounted for using the equity method of accounting for all periods subsequent to August 1997. On May 8, 1998, the merger of Transcell into Intercardia was completed (see Note D). All significant intercompany activity has been eliminated.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months  Ended June 30,             Nine Months Ended June 30,
                                                 ----------------------------             --------------------------
                                                 1998                    1997               1998              1997
                                                 ----                    ----               ----              ----
Numerator for basic and diluted:
     Net loss                                 $(14,755,000)         $(7,174,000)       $(57,256,000)      $(17,955,000)
                                              ============          ===========        ============      =============

Denominator for basic and diluted:
     weighted average shares outstanding        41,613,000           41,048,000          41,353,000         41,055,000
                                              ============          ===========        ============      =============

Net loss per common share - basic                  $ (0.35)              $(0.17)             $(1.38)           $ (0.44)
                                              ============          ===========        ============      =============

Net loss per common share - diluted                $ (0.35)             $ (0.17)             $(1.38)           $ (0.44)
                                              ============          ===========        ============      =============



     During the three month period ended June 30, 1998, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 3,464,776 shares of Common Stock at prices ranging from $7.00 to $32.00 with expiration dates ranging up to March 3, 2008; (ii) warrants to purchase 727,500 shares of Common Stock with exercise prices ranging from $7.88 to $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the three month period ended June 30, 1998, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 3,515,400 shares of Common Stock at prices ranging from $0.83 to $6.50 with expiration dates ranging up to May 5, 2008; (ii) warrants to purchase 95,000 shares of Common Stock with exercise prices ranging from $2.75 to $5.13 and with expiration dates ranging up to February 3, 2005; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and
(iv) unvested Restricted Stock Awards to acquire 805,146 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

     During the three month period ended June 30, 1997, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 1,882,600 shares of Common Stock at prices ranging from $18.63 to $32.00 with expiration dates ranging up to June 30, 2007; (ii) warrants to purchase 105,000 shares of Common Stock with exercise prices ranging from $18.25 to $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $40.30 and expiration dates ranging up to May 24, 1999. Additionally, during the three month period ended June 30, 1997, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 3,282,674 shares of Common Stock at prices ranging from $0.83 to $16.25 with expiration dates ranging up to May 19, 2007; (ii) warrants to purchase 776,157 shares of Common Stock with exercise prices ranging from $2.75 to $14.00 and with expiration dates ranging up to February 3, 2005; and
(iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock.

     During the nine month period ended June 30, 1998, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 2,027,603 shares of Common Stock at prices ranging from $9.50 to $32.00 with expiration dates ranging up to January 21, 2008; (ii) warrants to purchase 667,500 shares of Common Stock with exercise prices ranging from $10.00 to $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the nine month period ended June 30, 1998, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 4,952,573 shares of Common Stock at prices ranging from $0.83 to $8.75 with expiration dates ranging up to May 5, 2008; (ii) warrants to purchase 155,000 shares of Common Stock with exercise prices ranging from $2.75 to $9.00 and with expiration dates ranging up to February 3, 2005; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and
(iv) unvested Restricted Stock Awards of 805,146 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

     During the nine month period ended June 30, 1997, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 581,800 shares of Common Stock at prices ranging from $23.25 to $32.00 with expiration dates ranging up to March 7, 2007; (ii) warrants to purchase 80,000 shares of

Common Stock with an exercise price of $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $40.30 and expiration dates ranging up to May 24, 1999. Additionally, during the nine month period ended June 30, 1997, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 4,583,474 shares of Common Stock at prices ranging from $0.83 to $20.25 with expiration dates ranging up to June 30, 2007; (ii) warrants to purchase 801,157 shares of Common Stock with exercise prices ranging from $2.75 to $18.25 and with expiration dates ranging up to February 3, 2005; and (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock.

Certain of the securities listed above contain anti-dilution provisions.

Redux(TM) Revenue:

     The Company's revenue recognition policy is to record and recognize as product revenue royalties from licensed products when the amount of and basis for such royalties are reported to the Company in accurate and appropriate form and in accordance with the related license agreements. Due to the market withdrawal of Redux in September 1997 and related events, the Company did not receive any royalties relating to the sales of Redux for any period commencing July 1, 1997 and the Company did not record product revenue relating to Redux thereafter.

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

     The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), by October 1, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Management has not determined the effect of adopting SFAS 133.

C.       Inventories

    Inventories consisted of the following:


                                                June 30,    September 30,
                                                  1998          1997
                                                  ----          ----
     Raw materials                              $222,000      $221,000
     Finished goods                              609,000       514,000
                                                --------      --------
                                                $831,000      $735,000
                                                ========      ========

     At June 30, 1998 and September 30, 1997, inventories consisted primarily of PMS Escape(TM). At June 30, 1998 and September 30, 1997, the Company had fully reserved all Redux-related inventories in connection with the market withdrawal of Redux.

D.   Subsidiaries

     In January 1998, Interneuron sold, subject to repurchase rights expiring in April 1999, an aggregate of 10% of its InterNutria common stock to four executive officers of Interneuron for the par value of the InterNutria shares ($.001 per share) which approximated fair market value of these shares at the time of the transaction.

     On May 8, 1998, the merger of Transcell with and into Intercardia and the acquisition by Intercardia of certain related technology rights owned by Interneuron was completed and, simultaneously, Interneuron contributed to Transcell's capital all of Transcell's indebtedness to Interneuron (the "Transcell Acquisition"). Consideration given by Intercardia consisted of (i) Intercardia common stock payable to the Transcell stockholders, including Interneuron, in three installments with an aggregate market value at closing of approximately $14,200,000, of which $3,000,000 was payable at closing as an initial payment to Interneuron for certain of its technology rights and continued guarantees of certain Transcell leases (the "Technology/Guarantee Payment"), and (ii) the issuance of options and warrants to purchase approximately 260,000 shares of Intercardia common stock to Transcell employees and consultants in exchange for their options and warrants to purchase Transcell capital stock. Accordingly, in connection with the first installment of the merger consideration due at the closing of the merger, Intercardia issued an aggregate of approximately 320,000 shares of common stock, of which approximately 191,000 shares were issued to Interneuron. In addition, Intercardia issued approximately 175,000 shares to Interneuron for the Technology/Guarantee Payment. Intercardia's acquisition of the minority shareholders' interest in Transcell resulted in Intercardia recording a charge to operations for the three and nine month periods ended June 30, 1998 for the purchase of in-process research and development of approximately $5,300,000. This charge is eliminated in consolidation and is not reflected in the Company's results of operations because the Company did not acquire any incremental interest in Trancell's net assets as a result of the transaction. In connection with this transaction, the Company also recorded a credit to additional paid-in capital of approximately $2,200,000 to reflect adjustments to minority interest resulting from the Transcell Acquisition and the book value of the Intercardia shares received by the Company for the Technology/Guarantee Payment.
Interneuron owned approximately 61% and 62% of the outstanding capital stock of Intercardia before and immediately after the closing of the Transcell Acquisition, respectively. As a result of the Transcell Acquisition, put protection rights that could have caused the Company to issue up to 232,000 additional shares (assuming Interneuron's Common Stock was $2.00 per share or less) of Interneuron Common Stock expired.

E.  Commitments and Contingencies

     In connection with the September 15, 1997 market withdrawal of Redux, Interneuron has been named, together with other pharmaceutical companies, including American Home Products Corp. ("AHP"), as a defendant in approximately 580 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. The Company and certain directors and/or officers of the Company have also been named as a defendant in several lawsuits filed by alleged purchasers of the Company's Common Stock, purporting to be class actions, claiming violation of the federal securities laws. It is not possible for the Company to determine its costs related to its defense in these or potential future legal actions, monetary or other damages which may result from such legal actions, or the effect on the future operations of the Company. The withdrawal of Redux and related events may materially adversely affect the Company and its financial condition.

F.  Equity

     As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management and other employees, the Company's Board of Directors adopted the 1997 Equity Incentive Plan during the three month period ended December 31,

1997 (the "1997 Plan"). The 1997 Plan provides for the grant of restricted stock awards which entitle the plan participants to receive up to an aggregate of 1,750,000 shares of the Company's Common Stock upon satisfaction of specified vesting periods. As of June 30, 1998, restricted stock awards to acquire an aggregate of 1,306,334 shares had been granted, net of forfeitures, to all employees of the Company in consideration of services rendered by the employee to the Company and payment of the par value of the shares. The number of shares subject to each employee's award were based primarily on the employee's base compensation. The shares subject to the awards have been registered under the Securities Act of 1933 on a registration statement on Form S-8 and, accordingly, may be sold by the plan participants immediately upon vesting of the shares. In accordance with the provisions of the 1997 Plan for automatic extension of vesting during Black-Out Periods, as defined in the 1997 Plan, vesting of the shares commenced in April 1998 and through June 30, 1998, 501,188 shares have vested and been issued by the Company under the 1997 Plan. Vesting continues through May 2000 on the remaining 805,146 shares subject to awards at June 30, 1998.

     The Company has incurred and will continue to incur compensation expense from the date of grant of awards through the vesting period of shares subject to restricted stock awards. The charges relating to the restricted stock awards to acquire 1,306,334 shares are expected to aggregate approximately $15,500,000, the fair market value of the shares at the time of grant, of which approximately $11,000,000 is expected to be incurred in the fiscal year ending September 30, 1998 and the remainder through the final vesting periods in fiscal 2000. Approximately $1,600,000 and $9,400,000 of such expense was recognized during the three and nine month periods ended June 30, 1998, respectively, and allocated to research and development and selling, general and administrative expense.

     In fiscal 1997, the Company purchased in a private transaction capped call options in exchange for the issuance by the Company of call options and the receipt by the Company of $500,000. Call options on an aggregate of 620,000 shares of Common Stock, maturing on December 31, 1997 and June 9, 1998, expired without exercise.

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

     In May 1998, the Company's Board of Directors authorized the Company to offer (the "Exchange Offer") holders of outstanding options issued primarily pursuant to Interneuron's stock option plans, and certain warrants, to purchase the Company's Common Stock, which have exercise prices of $10.00 per share or greater, the right to exchange such options and warrants for new options and warrants (the "Exchanged Options and Warrants") to purchase the same number of shares represented by the original options and warrants at an exercise price of $6.1875 per share, the fair market value of the Company's Common Stock determined as of May 5, 1998. The Exchanged Options and Warrants generally vest in six equal installments commencing six months from the date the Board authorized the Exchange Offer. The term of each Exchanged Option or Warrant is the same as the remaining term of the respective original option or warrant. Approximately 4,200,000 options and warrants have been or are expected to be exchanged pursuant to the Exchange Offer.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations:

     Statements in this Form 10-Q that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth in the Company's filings under the Securities Act of 1933 and under the Securities Exchange Act of 1934 under "Risk Factors" and elsewhere including, in particular, risks relating to withdrawal of Redux and Redux-related litigation; uncertainties relating to CerAxon(TM), pagoclone, and other products under development; uncertainties relating to regulatory approvals and clinical trials; continued losses from operations, need for additional funds and risks relating to funding requirements; product liability; manufacturing and supply and marketing risks; risks related to contractual obligations; risks relating to product launches and managing growth; limited revenues and revenue fluctuations; government regulation; the early stage of products under development; patent risks; dependence on third parties; dependence on key personnel; competition; and uncertainties regarding pharmaceutical prices and reimbursements.

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

General

     CerAxon

     In April 1998, the Company announced that based upon a preliminary analysis, a 100-patient Phase 3 trial with CerAxon (cytidine-5'-diphosphate choline, sodium or citicoline), the Company's product under development to treat ischemic stroke, failed to meet its primary and the principal secondary endpoints and the Company withdrew the New Drug Application ("NDA") submitted to the U.S. Food and Drug Administration ("FDA") for CerAxon in December 1997. With respect to the primary endpoint, no statistically significant difference was detected in the reduction of infarct size among patients with ischemic stroke who received 500 milligrams per day of CerAxon as compared with patients who received placebo. With respect to the principal secondary endpoint, the trial did not show an improvement in neurological function among drug-treated patients as compared with patients who received placebo. A placebo response rate unexpectedly higher than that previously reported in the literature may have accounted for the inability to detect a difference in infarct size reduction and neurological function among drug-treated patients, as compared with patients who received placebo.

     The CerAxon NDA had been accepted for filing and assigned priority and fast-track review status. A priority review status reflects the FDA's commitment to review the NDA within six months following submission and a fast-track designation indicates that the FDA has determined a drug is intended to treat a serious or life-threatening condition that currently has an unmet medical need and that the FDA can take actions to expedite the development and review of the drug. Data in the NDA included the results of two Phase 3 clinical trials conducted by Interneuron in the U.S., a Japanese Phase 3 clinical trial conducted by Takeda Chemical Industries, Ltd. and supportive clinical and post-marketing data from more than 20 countries where citicoline has already been approved. As a result of the preliminary analysis and considering statutory requirements that would have mandated an FDA action by June 1998, the Company withdrew its NDA for CerAxon in April 1998.

     The Company is proceeding with the development of CerAxon and commenced in June 1998 a Phase 3 clinical trial which will compare the neurological function at 12 weeks following ischemic stroke of CerAxon-treated patients with that of patients who received placebo. Patients will be treated with 2000 milligrams of CerAxon daily for six weeks with a six week follow-up period. It is anticipated that this clinical trial will be completed in late 1999. The 2000 milligram dose level is higher than the dose used in the Company's two most recent CerAxon clinical trials but was used in the Company's first Phase 3 trial in which patients treated with this dose achieved the primary endpoint of improved neurological function. Depending upon the evaluation of the results from this trial, the Company will determine whether to resubmit the NDA for CerAxon to the FDA. Even if the Company does re-submit the NDA, as to which there is no assurance, the Company is unable to predict whether or when the FDA would grant authorization to market CerAxon in the U.S. Upon resubmission of the NDA, a new review period would commence.

     As of June 30, 1998, the remaining expenditures of all currently planned clinical trials and related studies and NDA preparation for CerAxon are estimated, based upon current trial protocols, to aggregate approximately $33,000,000. The Company is unable to predict the costs of any related or additional clinical studies which will depend upon the results of the on-going trial and upon FDA requirements.

     The Company is dependent upon third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing in accordance with the Company's requirements and current U.S. Good Manufacturing Practices ("cGMP") regulations as well as on third party arrangements for the distribution of CerAxon. Supplies of citicoline finished product used for clinical purposes have been produced on a contract basis by a third party manufacturer. The Company does not have arrangements with a manufacturer for supply of commercial quantities of finished product and there can be no assurance such agreement can be obtained on terms favorable to the Company or at all, which could adversely affect the Company's ability to commercialize CerAxon on a timely and cost-effective basis. The Company is subject to an agreement with Ferrer Internacional S.A. ("Ferrer"), a Spanish pharmaceutical company which licensed certain patent rights relating to citicoline to the Company, requiring the Company to purchase citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. There can be no assurance the Company can or will establish on a timely basis, or maintain, manufacturing capabilities of bulk compound and finished product required to obtain regulatory approval of CerAxon, or that any facilities used to produce citicoline will have complied, or will be able to maintain compliance, with cGMP, or that such suppliers will be able to meet manufacturing requirements on a timely basis or at all.

     In June 1998, the Company amended its agreement with Ferrer to extend to January 31, 2002 the date upon which Ferrer may terminate the citicoline license agreement if FDA approval of citicoline is not obtained. The agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control.

     In June 1998, the Company also entered into an agreement with Ferrer whereby the Company licensed to Ferrer, worldwide except for the U.S. and Canada, the use of Interneuron's patent rights relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In exchange for the license to Ferrer, Interneuron will be entitled to royalties from Ferrer on certain exports to, and sales of, the solid form of citicoline in certain countries upon its approval in each relevant country.

     As a result of the Company's withdrawal of its NDA and the resulting additional time and expense for product development, the Company is reexamining a variety of CerAxon commercialization strategies. Significant additional funds will be required for development, manufacturing, distribution, marketing and selling efforts, the amount of which will depend upon whether the Company markets CerAxon itself or enters into a corporate collaboration.

     Redux

         Withdrawal

     On September 15, 1997, the Company announced the withdrawal of the weight loss medication Redux. On September 12, 1997, the FDA provided the Company and Wyeth-Ayerst Laboratories, a division of American Home Products Corp. ("AHP") and manufacturers and marketers of phentermine with new, preliminary and summary information, subsequently updated and revised by the FDA, concerning potential abnormal echocardiogram findings in patients using these drugs. These patients had been treated with Pondimin or Redux for up to 24 months, most often in combination with phentermine. Redux was launched in June 1996.

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

     As reported in the original preliminary information provided by the FDA, abnormal echocardiogram findings were reported in 92 of 291 subjects evaluated. As originally reported, 271 of the 291 patients had taken fenfluramine (also called Pondimin) in combination with phentermine (commonly referred to as the "fen/phen" combination), 11 had taken Redux alone and nine had taken a combination of Redux and phentermine. As originally reported, of the 11 who had taken Redux alone, two had abnormal echocardiograms and, of the nine who had taken a combination of Redux and phentermine, four had abnormal echocardiograms.

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

     Additional adverse event reports of abnormal echocardiogram findings in patients that have used Redux alone or in combination with other weight loss agents continue to be received by Interneuron, Wyeth- Ayerst, and the FDA.

     On November 13, 1997, the U.S. Department of Health and Human Services ("HHS") issued preliminary recommendations for the medical management of people who took Pondimin or Redux. HHS recommended, until more complete information is available, that patients who took either drug should see their physicians to determine whether there are signs or symptoms of heart or lung disease and that if a person has signs or symptoms of heart or lung disease, such as a new heart murmur or shortness of breath, an echocardiogram should be performed upon that person. HHS also recommended that physicians strongly consider performing an echocardiogram before a patient who has taken either drug has any invasive procedure for which antibiotic prophylactic treatment is recommended to prevent the development of bacterial endocarditis.

        Subsequent Studies

     Additional echocardiogram studies are being conducted to compare patients who had taken either Redux or the "fen/phen" combination with a matched group of obese patients who did not receive any anti-obesity drugs. These studies are being conducted and will be analyzed by independent panels of cardiologists to compare the incidence of significant heart valve abnormalities in treated compared to non-treated groups. Patients are selected and assigned to these groups randomly. Readings of patient echocardiograms are made on a blinded basis by cardiologists who do not know from which group individual echocardiograms were taken.

     Findings from one such placebo-controlled, blinded study were presented at the 47th Annual Scientific Session of the American College of Cardiology in March 1998. The findings involved three groups totaling 1,072 patients who received drug or placebo for up to four months: one group received the twice-daily formulation of Redux which was marketed until its withdrawal, one group received a sustained-release formulation of Redux which was previously under development and never marketed, and a third group received placebo. The study was conducted independently at Georgetown University Medical Center. Financial support for the study was provided by AHP. Echocardiogram readings were made by one core laboratory using consistent definitions of cardiac valve abnormalities. Investigators reported no statistically significant difference between the prevalence of cardiac valve abnormalities, as defined by the FDA, among patients who took Redux and placebo-treated patients. It was also reported that the prevalence of such abnormalities among Redux patients was significantly less than previously reported estimates. Treated patients took Redux alone for 2-3 months, which the Company believes reflects the duration of treatment for an estimated 75-80% of patients who took Redux while it was marketed, based on market research.

     In addition, Interneuron has initiated a separate study which will also be analyzed by an independent blinded panel of cardiologists, comparing echocardiograms of patients who took Redux alone for at least three months to echocardiograms of a control group of patients who did not take any anti-obesity medication to measure the prevalence and severity of abnormal echocardiogram observations among the two sets of patients. Approximately 400 patients are expected to be included in the Company-supported study, the remaining expenditures for which are estimated to be up to approximately $1,000,000. Results of this study are anticipated to become available in 1998. A number of other clinical studies relating to the prevalence of abnormal echocardiogram findings in patients who took Redux and other anti-obesity agents, including the phen/fen combination, have been and may be conducted by Wyeth-Ayerst and/or others.

         Legal Actions

     Interneuron has been named, together with other pharmaceutical companies, including AHP, as a defendant in approximately 580 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. The Company and certain directors and/or officers of the Company have also been named as defendants in several lawsuits filed by alleged purchasers of the Company's common stock, purporting to be class actions, claiming violation of the federal securities laws. See "Legal Proceedings."

     Under certain circumstances, the Company may be required to indemnify Les Laboratoires Servier ("Servier"), Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") (the contract manufacturer of Redux capsules) and AHP, and the Company may be entitled to indemnification by AHP and Boehringer against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company.

     Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company may be required to devote significant management time and resources to these legal actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim was made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to commercialize products on a timely and adequate basis, to acquire or obtain rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business and financial condition.

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

     Pagoclone

     The Company is incurring substantial costs to develop pagoclone for the treatment of panic disorders and anxiety. The results from a Phase 2/3 trial which commenced in November 1996 are expected shortly. The Company designates a trial as Phase 2/3 if it is a well-controlled trial which the Company may utilize, depending upon results, as either a pivotal or supporting trial in an NDA submission. After completion of this Phase 2/3 trial, the Company expects to commence additional pivotal trials which will be necessary to be included in an NDA submission for pagoclone. The Company currently estimates the total costs of these and other clinical studies related to pagoclone, license fees to Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"), and NDA preparation for pagoclone to be approximately $49,000,000, which if all of such activities are undertaken, would be incurred over approximately the next three years. The Company is unable to predict with certainty the costs of any related or additional studies which may be required by the FDA and there can be assurance, assuming such trials are conducted, that any such clinical trials will be successful or result in FDA approval of the product. The Company expects to explore various funding and commercialization strategies for pagoclone which may include corporate partnering arrangements. In the event the Company markets pagoclone directly, significant additional funds would be required for manufacturing, distribution and selling efforts. In the event pagoclone is successfully developed and receives FDA authorization for marketing, RPR would be entitled to royalties based on net sales.

Liquidity and Capital Resources

     Cash, Cash Equivalents and Marketable Securities

     At June 30, 1998, the Company had consolidated cash, cash equivalents and marketable securities aggregating $80,526,000 (of which approximately $22,441,000 was held by Intercardia and is not available to Interneuron) compared to $140,052,000 at September 30, 1997. This decrease is primarily due to approximately $58,000,000 used to fund operations, including $10,000,000 paid by CPEC, Inc. ("CPEC"), a majority-owned subsidiary of Intercardia, to Astra Merck, Inc. ("Astra Merck") (all of which was accrued at September 30, 1997). A portion of this payment to Astra Merck was funded by Interneuron, which owns directly approximately 20% of CPEC.

     Product Development

     The Company expects to continue expending substantial amounts for the development of CerAxon and pagoclone as described above. In the event the Company does not have sufficient funds in the future, the Company may be required to delay certain clinical trials which would adversely affect development of the Company's products. See "CerAxon" and "Pagoclone" above and "Other" below.

     In April 1998, the Company licensed from Tulane University exclusive world-wide rights to a U.S. patent and U.S. and foreign patent applications owned by Tulane relating to a novel neuropeptide, known as PACAP (pituitary adenylate cyclase activating peptide). Preclinical data suggests PACAP may have potential as a treatment for stroke, either alone or in combination with CerAxon, and other neurodegenerative diseases in humans. Consideration to Tulane for the license includes an upfront fee, research funding, potential milestone payments and royalties from products developed from this program.
The Company has initiated pre-clinical development of PACAP.

     The Company is continuing pre-clinical development of LidodexNS, a product for the acute intra-nasal treatment of migraine headaches, being developed pursuant to a collaborative agreement with Algos Pharmaceutical Corporation. The development of this product and other products, including those which may be acquired by the Company in the future will require substantial additional funds.

     In July 1998, the Company received FDA authorization for the marketing in the U.S. of a medical device called the AnatoMark(TM) Non-Invasive Head Reference System ("AnatoMark") designed to provide reproducible anatomical markers non-invasively for brain imaging. The Company is currently finalizing its marketing strategy and plans for AnatoMark, which is expected to be commercially introduced in fiscal 1999.

     During 1997, the Company obtained an exclusive option to license a product for the treatment and prevention of liver diseases. The option grants Interneuron the right to license, on specified terms, North American and Asian marketing rights to an issued U.S. patent and pending international patents, following Interneuron's review of future clinical data. This orally-administered compound is being studied in a large U.S. government-sponsored Phase 3 clinical trial. Several hundred patients have been enrolled in the study, which is expected to be completed in approximately two years. The study is designed to have periodic interim analysis which could lead to earlier termination if a significant positive drug effect is identified.

     Consistent with its corporate strategy, the Company continually seeks to identify technology and product candidates for in-licensing and development. The Company's in-licensing agreements generally require the Company to undertake general or specific development efforts or risk the loss of the license and/or incur penalties.

     There can be no assurance that results of any on-going current or future preclinical or clinical trial will be successful, that additional trials will not be required, that any drug under development will receive FDA approval in a timely manner or at all, or that such drug could be successfully manufactured in accordance with cGMP or marketed in a timely manner or at all, or that the Company will have sufficient funds to commercialize any of its products, any of which events could materially adversely affect the Company.

    Analysis of Cash Flows

     Cash used by operating activities during the nine months of fiscal 1998 of $58,231,000 consisted primarily of a net loss of $57,256,000 and $10,000,000 paid by CPEC in December 1997 to Astra Merck for CPEC's contractual liability pursuant to the Astra Merck Collaboration recorded as of September 30, 1997, partially offset by noncash compensation charges of $10,417,000 consisting primarily of compensation expense relating to grants of restricted stock awards under the Company's 1997 Equity Incentive Plan and $2,873,000 of equity in the net loss of the unconsolidated subsidiary, Progenitor.

     Accrued expenses decreased $12,287,000 to $26,866,000 at June 30, 1998 from $39,153,000 at September 30, 1997 primarily due to CPEC's $10,000,000 payment to Astra Merck in December 1997, partially funded by Interneuron as a result of Interneuron's approximately 20% direct ownership of CPEC. Included in accrued expenses at June 30, 1998 and September 30, 1997 were liabilities relating to clinical trials and sponsored research as well as the Redux withdrawal and related events. These amounts are reduced when paid.

       Cash provided by investing activities of $31,778,000 during the first nine months of fiscal 1998 consisted primarily of net proceeds from maturities and sales of marketable securities of $32,693,000.

     Other

     The Company's business strategy includes evaluation of various technologies, product or company acquisitions, licensing and/or financing opportunities (including private placements and initial and follow-on equity offerings), and the Company and certain of its Subsidiaries engage from time to time in discussions relating to such opportunities. Any such initiatives may involve the issuance of securities of Interneuron or its subsidiaries and/or financial commitments and would result in increased expenses.

     While the Company believes it has sufficient cash for currently planned expenditures through June 1999, based on certain assumptions relating to operations, subsidiary expenditures, legal actions and other factors, it will require additional funds after such time and intends to seek additional funds prior to such time. The Company will require additional funds for the development and regulatory review of CerAxon, pagoclone and its other compounds and technologies as well as any new products acquired in the future and it has no commitments or arrangements to obtain such funds. If such funds are not available, the Company will be required to delay product development and regulatory efforts. As a result of the uncertainties and costs associated with the Redux-related litigation and other factors generally affecting the Company's ability to raise capital, there can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements or that any financing will be available on terms favorable or acceptable to the Company, if at all. See "General -- Redux -- Legal Actions."

     In connection with the royalty and license payments made by the Company to Servier, a pharmaceutical company based in France, the Company was required to have withheld certain taxes which were required to have been paid by Servier. Based on advice from an external tax advisor, the Company did not withhold or pay these taxes. Reduced withholding rates are applicable under certain conditions. If Servier does not pay the required withholding taxes, the Company may be required to pay the amount of such withholding taxes plus applicable interest and penalties, all or a portion of which may be recoverable. The Company is currently unable to predict or estimate the actual or net amounts that may be paid or recovered by the Company.

Subsidiaries

     Interneuron is currently funding the operations of InterNutria and funded the operations of Transcell until May 8, 1998, when the merger of Transcell into Intercardia was completed (see "Intercardia" below). After this merger, the costs of the operations previously conducted by Transcell are being funded by Intercardia (as a division of Intercardia known as Intercardia Research Laboratories ("IRL")). Accordingly, such operations continue to be reflected in the Company's consolidated financial statements. Expenses of the Subsidiaries continue to constitute a significant part of the Company's overall expenses. The Subsidiaries' portion of consolidated research and development and selling, general, and administrative expenses was approximately 55% and 47%, respectively, for the three and nine month periods ended June 30, 1998, not including Progenitor, which is not consolidated for fiscal 1998.

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

     Intercardia

     Pursuant to the Astra Merck Collaboration, CPEC paid Astra Merck $10,000,000 in December 1997 and CPEC, an approximately 80%-owned subsidiary of Intercardia, or Intercardia has agreed to pay Astra Merck up to $11,000,000 for one-third of product launch costs for BEXTRA(R). In the event Intercardia or CPEC elects not to make any required product launch payments to Astra Merck, the royalties payable by Astra Merck to Intercardia would be substantially reduced. There can be no assurance of the success of the Beta-blocker Evaluation of Survival Trial (the "BEST Study") or that BEXTRA will be successfully commercialized. To date, a substantial portion of the BEXTRA development costs have been assumed or paid by the National Institutes of Health, the Department of Veterans Affairs, Astra Merck and/or BASF Pharma/Knoll AG ("Knoll"), Intercardia's partner for the development and commercialization of BEXTRA in Europe.

     The Astra Merck Collaboration provides that Astra Merck shall be responsible for the expenses incurred in development and commercialization of the twice-daily formulation of bucindolol in the United States, and Astra Merck committed an amount up to $15,000,000 to be expended in connection with such development. Astra Merck has advised Intercardia that Astra Merck had expended $15,000,000 as of April 30, 1998. Intercardia and Astra Merck are discussing Astra Merck's contractual responsibility to fund such expenses above $15,000,000 while Astra Merck has continued to fund such expenses. Intercardia believes that in the event Astra Merck does not fund such expenses, Astra Merck would be in breach of the Astra Merck Collaboration. The Astra Merck Collaboration provides for arbitration of any disputes, and Astra Merck has notified Intercardia that Astra Merck intends to institute arbitration proceedings to resolve the dispute. Under the Astra Merck Collaboration, the parties are required to attempt to resolve disputes prior to the actual institution of arbitration proceedings. There can be no assurance as to the cost or results of any arbitration. In the event that Intercardia or CPEC funds such expenses or a portion of such expenses in excess of $15,000,000, the results of operations and financial position of Intercardia and the Company may be materially adversely affected.

     On July 1, 1998, the business of Astra Merck was combined with that of Astra AB's wholly owned subsidiary, Astra USA, Inc. into a new limited partnership, Astra Pharmaceuticals, L.P. ("Astra Pharmaceuticals"), and Astra Pharmaceuticals has succeeded to the rights and obligations of Astra Merck under the Astra Merck Collaboration. In August 1998, Intercardia notified Astra Pharmaceuticals that Intercardia believes Astra Pharmaceuticals has breached certain non-competition provisions of the Astra Merck Collaboration. Intercardia and Astra Pharmaceuticals are in discussions to resolve the conflict or terminate the collaboration. Astra Pharmaceuticals has informed Intercardia it does not believe it is in violation of the Astra Merck Collaboration. If the Astra Merck Collaboration is terminated because of Astra Pharmaceuticals' breach, the Astra Merck Collaboration provides for return of all rights, material and information relating to BEXTRA and a payment to Intercardia and CPEC which would then be responsible for all remaining costs to develop BEXTRA in the U.S.

     Pursuant to the Knoll Collaboration, Intercardia is responsible for approximately 40% of the development and marketing costs of bucindolol in the Knoll Territory, which includes all countries other than the United States and Japan, subject to certain maximum dollar limitations. Intercardia's portion of development and clinical trial costs for the Knoll Territory is estimated to be up to $10,000,000 over the next several years. Intercardia is also responsible for approximately 40% of the once-a-day development costs which relate to development solely for the Knoll Territory and approximately 67% of once-a-day development costs which have a worldwide benefit.

     Intercardia will require additional financing to fund its operations, the amount and timing of which will depend upon many factors, including in particular the status of the Astra Merck Collaboration and resolution of proposed arbitration proceedings and outstanding issues under the collaboration, on clinical trial results and other regulatory requirements and on the ability of Intercardia to establish additional corporate collaborations. Assuming the continuation of the Astra Merck Collaboration, Intercardia's funding requirements include $11,000,000 in payments for U.S. product launch expenses to Astra Merck. In the event of termination of the Astra Merck Collaboration, Intercardia would assume financial responsibility for the remaining estimated $15,000,000 to $20,000,000 of BEXTRA U.S. development and NDA preparation costs. Interneuron may fund 20% of such costs in order to maintain its approximately 20% ownership interest in CPEC. There is no assurance that Intercardia or the Company will have sufficient resources to complete the U.S. development of BEXTRA. Intercardia's other funding requirements include payments to its other collaborative partners, including 40% of development and marketing costs of bucindolol in the Knoll Territory pursuant to the Knoll Collaboration, the operations of IRL previously conducted by Transcell, which merged into Intercardia in May 1998, and new technology and product development. Intercardia intends to seek to raise additional funds through equity and/or debt financings, although there can be no assurance such funds will be available on terms acceptable or favorable to Intercardia, or at all.

     In July 1998, Intercardia licensed worldwide rights (except for Japan and South Korea) to OP2000 from Opocrin S.p.A., of Modena, Italy. Intercardia intends to investigate the use of OP2000 as a drug for the treatment of inflammatory bowel disease. Intercardia will be responsible for conducting clinical trials for OP2000 and made a $1,000,000 payment to Opocrin upon execution of the license agreement. Intercardia will make additional payments to Opocrin upon achievement of certain milestones.

     On May 8, 1998, the merger of Transcell with and into Intercardia and the acquisition by Intercardia of certain related technology rights owned by Interneuron was completed and, simultaneously, Interneuron contributed to Transcell's capital all of Transcell's indebtedness to Interneuron (the "Transcell Acquisition"). Consideration given by Intercardia consisted of (i) Intercardia common stock payable to the Transcell stockholders, including Interneuron, in three installments with an aggregate market value at closing of approximately $14,200,000, of which $3,000,000 was payable at closing as an initial payment to Interneuron for certain of its technology rights and continued guarantees of certain Transcell leases (the "Technology/Guarantee Payment"), and (ii) the issuance of options and warrants to purchase approximately 260,000 shares of Intercardia common stock to Transcell employees and consultants in exchange for their options and warrants to purchase Transcell capital stock. Accordingly, in connection with the first installment of the merger consideration due at the closing of the merger, Intercardia issued an aggregate of approximately 320,000 shares of common stock, of which approximately 191,000 shares were issued to Interneuron. In addition, Intercardia issued approximately 175,000 shares to Interneuron for the Technology/Guarantee Payment. Intercardia's acquisition of the minority shareholders' interest in Transcell resulted in Intercardia recording a charge to operations for the three and nine month periods ended June 30, 1998 for the purchase of in-process research and development of approximately $5,300,000. This charge is eliminated in consolidation and is not reflected in the Company's results of operations because the Company did not acquire any incremental interest in Trancell's net assets as a result of the transaction. In connection with this transaction, the Company also recorded a credit to additional paid-in capital of approximately $2,212,000 to reflect adjustments to minority interest resulting from the Transcell Acquisition and the book value of the Intercardia shares received by the Company for the Technology/Guarantee Payment. Interneuron owned approximately 61% and 62% of the outstanding capital stock of Intercardia before and immediately after the closing of the Transcell Acquisition, respectively. As a result of the Transcell Acquisition, put protection rights that could have caused the Company to issue up to 232,000 additional shares (assuming Interneuron's Common Stock was $2.00 per share or less) of Interneuron Common Stock expired.

     InterNutria

     InterNutria commenced a national launch of PMS Escape in September 1997, resulting in product revenue of approximately $2,700,000 and selling and marketing costs of approximately $15,000,000 in the nine month period ended June 30, 1998. Additional selling and marketing costs associated with this product are estimated to be approximately $3,000,000 through the remainder of fiscal 1998 assuming no external funding of InterNutria. To date, InterNutria's operations have been funded primarily by Interneuron. InterNutria is exploring strategic alternatives which may include third-party financing, collaborations, and/or business combinations, to reduce or eliminate Interneuron's funding of InterNutria, although there can be no assurance such funding will be available. If external funding is not obtained by InterNutria, Interneuron may reduce funding InterNutria and may incur charges relating to the reduction in InterNutria's operations. InterNutria has not generated sufficient revenues from PMS Escape or its other products to offset related costs. See "Results of Operations". InterNutria has ceased utilization of a contract sales force and no longer has the utilization of the Interneuron sales force of approximately 25 persons whose employment was terminated effective May 8, 1998 as a result of the postponement of the launch of CerAxon in connection with the Company's withdrawal of its NDA for CerAxon.

  Progenitor

     In August 1997, Progenitor completed an initial public offering and simultaneous acquisition of Mercator Genetics, Inc. resulting in Interneuron's ownership in Progenitor's outstanding capital stock decreasing to approximately 37%. Consequently thereafter, the Company ceased consolidating the financial statements of Progenitor. The Company's consolidated financial statements for the three and nine month periods ended June 30, 1998 and Consolidated Balance Sheet at September 30, 1997 include Progenitor using the equity method of accounting, whereas the Company's Consolidated Statements of Operations for the three and nine month periods ended June 30, 1997 and Statement of Cash Flows for the nine month period ended June 30, 1997 reflect Progenitor on a consolidated basis. See "Results of Operations".

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

     The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), by October 1, 1999. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Management has not determined the effect of adopting SFAS 133.

Year 2000 Software Issues

     The Company has commenced review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and will develop an implementation plan to resolve any problems. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company believes there will not be material operational and monetary impact from resolving any problems to currently used software.

Results of Operations

     Total revenues decreased substantially to $1,693,000 and $4,690,000 in the three and nine month periods ended June 30, 1998, respectively, from $17,395,000 and $54,861,000 in the three and nine month periods ended June 30, 1997, respectively, primarily reflecting the $14,016,000 and $43,534,000 decrease in product revenue over the respective periods. The Company did not recognize any Redux-related product revenue in the fiscal 1998 periods (see "Redux" above) compared to approximately $14,886,000 and $45,796,000 of Redux-related product revenue recognized in the three month and nine month periods ended June 30, 1997, respectively. Product revenue of $996,000 and $2,666,000 in the three month and nine month periods ended June 30, 1998 consists primarily of sales of PMS Escape by InterNutria.

     Contract and license fee revenue decreased $1,686,000, or 71%, to $697,000 for the three month period ended June 30, 1998 from $2,383,000 for the three month period ended June 30, 1997 and decreased $6,637,000, or 77%, to $2,024,000 for the nine month period ended June 30, 1998 from $8,661,000 for the nine month period ended June 30, 1997. The fiscal 1997 three and nine month periods included revenue recognized by the Company pursuant to its Copromotion Agreement with Wyeth-Ayerst and contract revenue recognized by Progenitor, whose financial statements were consolidated with the Company's during the 1997 fiscal periods. The fiscal 1997 nine month period included revenue recognized by Intercardia pursuant to a collaboration agreement with Knoll. Contract revenue in the fiscal 1998 periods consists primarily of revenue recognized by the Company and Transcell pursuant to the Merck Agreement and by Intercardia pursuant to the Astra Merck Collaboration.


     Cost of product revenue decreased $8,787,000 to $357,000 in the three month period ended June 30, 1998 from $9,144,000 in the three month period ended June 30, 1997 and decreased $30,021,000 to $1,026,000 in the nine month period ended June 30, 1998 from $31,047,000 in the nine month period ended June 30, 1997 due to the absence of any Redux-related product revenue. Cost of product revenue in the fiscal 1998 periods relates primarily to sales of PMS Escape by InterNutria.

     Research and development expenses decreased $1,457,000, or 14%, to $9,043,000 for the three month period ended June 30,1998 from $10,500,000 for the three month period ended June 30, 1997 and increased $1,415,000, or 5%, to $29,399,000 for the nine month period ended June 30, 1998 from $27,984,000 for the nine month period ended June 30, 1997. The changes in the three and nine month periods primarily reflect increases in the fiscal 1998 periods resulting from an allocation to research and development of the noncash compensation expense associated with the Company's 1997 Equity Incentive Plan and Intercardia's increased spending related to its expanding research and development programs, offset by decreases resulting from the absence of expense from Progenitor, whose results of operations were not consolidated with the Company's in the fiscal 1998 periods, and decreases in expenses relating to Redux and CerAxon. Expenses for the development of CerAxon will increase in future periods reflecting the June 1998 commencement of an approximately 900 patient Phase 3 clinical trial expected to end in late 1999. See "Liquidity and Capital Resources -- Product Development."

     Selling, general and administrative expenses increased $1,560,000, or 21%, to $8,932,000 for the three month period ended June 30, 1998 from $7,372,000 for the three month period ended June 30, 1997 and increased $17,078,000, or 91%, to $35,794,000 for the nine month period ended June 30, 1998 from $18,716,000 for the nine month period ended June 30, 1997. These increases primarily reflect approximately $2,000,000 and $12,000,000 of incremental expenditures in the three and nine month periods ended June 30, 1998, respectively, for selling and marketing activities relating to the national launch of PMS Escape which commenced in September 1997, an allocation to selling, general and administrative expenses of the noncash compensation expense relating to the Company's 1997 Equity Incentive Plan and, for the nine month period, pre-marketing activities relating to the potential launch of CerAxon which have ceased since the NDA withdrawal in April 1998. These incremental fiscal 1998 expenses were partially offset in the 1998 three and nine month periods by the absence of expense from Progenitor, whose results of operations were not consolidated with the Company's in the fiscal 1998 periods.

     Investment income, net of interest expense, decreased $982,000, or 45%, to $1,209,000 in the three month period ended June 30, 1998 from $2,191,000 in the three month period ended June 30, 1997 and $2,343,000, or 35%, to $4,445,000 in the nine month period ended June 30, 1998 from $6,788,000 in the nine month period ended June 30, 1997 primarily as a result of a decrease in cash available for investment and used in the operations of the Company.

     Equity in net loss of unconsolidated subsidiary of $1,002,000 and $2,873,000 in the three and nine month periods ended June 30, 1998 represents the Company's share of Progenitor's net loss for the respective periods. The results of Progenitor's operations were reflected in the Company's financial statements on a consolidated basis until Progenitor's IPO in August 1997 after which Progenitor was included in the Company's financial statements using the equity method of accounting. Progenitor's operations resulted in a net loss of approximately $1,402,000 and $3,941,000, respectively, which was included in the Company's Consolidated Statements of Operations for the three and nine month periods ended June 30, 1997.

     Net loss increased $7,581,000 to $14,755,000 in the three month period ended June 30, 1998 from $7,174,000 in the three month period ended June 30, 1997 and increased $39,301,000 to $57,256,000 in the nine month period ended June 30, 1998 from $17,955,000 in the nine month period ended June 30, 1997 primarily due to the lack of revenues and related gross profits from Redux and reduced contract revenue, the expenses associated with the launch of PMS Escape, and noncash expenses relating to the Company's 1997 Equity Incentive Plan .

     The Company expects to recognize approximately $11,000,000 of noncash expense in fiscal 1998 as a result of grants of Restricted Stock Awards under the Company's 1997 Equity Incentive Plan, of which approximately $1,604,000 and $9,446,000 was recognized in the three and nine month periods ended June 30, 1998, respectively.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company has been named, together with other pharmaceutical companies, including AHP, as a defendant in approximately 580 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiffs' allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen/phen"), causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

     On January 23, 1998, the Court entered an order consolidating all of these actions for pretrial purposes. The plaintiffs subsequently filed a first amended and consolidated complaint [Corrected Version] (the "Complaint") containing substantially similar substantive allegations and alleging a class period of December 19, 1996 through September 15, 1997. On May 11, 1998, the defendants moved to dismiss the Complaint, which motion is still pending. A case management conference is scheduled for September 23, 1998.

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

     Under certain circumstances, the Company may be required to indemnify Servier, Boehringer and AHP, and the Company may be entitled to indemnification by AHP and Boehringer, against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company.

     Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company may be required to devote significant management time and resources to these legal actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim was made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the costs and uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock, on the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to commercialize products on a timely and adequate basis, to acquire or obtain rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business and financial condition.


Item 5.  Other Information

     In May 1998, the Company's Board of Directors authorized the Company to offer (the "Exchange Offer") holders of outstanding options issued primarily pursuant to Interneuron's stock option plans, and certain warrants, to purchase the Company's Common Stock, which have exercise prices of $10.00 per share or greater, the right to exchange such options and warrants for new options and warrants (the "Exchanged Options and Warrants") to purchase the same number of shares represented by the original options and warrants at an exercise price of $6.1875 per share, the fair market value of the Company's Common Stock determined as of May 5, 1998. The Exchanged Options and Warrants generally vest in six equal installments commencing six months from the date the Board authorized the Exchange Offer. The term of each Exchanged Option or Warrant is the same as the remaining term of the respective original option and warrant. Approximately 4,200,000 options and warrants have been or are expected to be exchanged pursuant to the Exchange Offer.

     In July 1998, Thomas F. Farb, Interneuron's Executive Vice President, Treasurer and Chief Financial Officer, resigned from the Company effective as of August 18, 1998. In connection with Mr. Farb's resignation and in consideration of certain commitments by Mr. Farb, options to purchase an aggregate of 585,000 shares of Common Stock will terminate, options to purchase 205,000 shares of Common Stock (granted under the Company's 1994 Long-Term Incentive Plan in exchange for cancellation of options to purchase 205,000 shares granted under the Company's 1989 Stock Option Plan) will be exercisable for six months from the effective resignation date, and restricted stock awards to acquire 100,000 shares of Common Stock will terminate. Dale Ritter, who previously served as the Company's Vice President, Corporate Controller and Chief Accounting Officer, was named Senior Vice President, Finance and, as of the effective resignation date, Acting Chief Financial Officer and Treasurer.

Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

10.22(b) Addendum and Second Amendment to License Agreement between Interneuron Pharmaceuticals, Inc. and Ferrer Internacional S.A. dated June 1, 1998

10.96 Assignment and Assumption and Royalty Agreement between Intercardia, Inc. and Interneuron Pharmaceuticals, Inc. dated May 8, 1998

10.97             License Agreement between Interneuron Pharmaceuticals, Inc.
                  and the Administrators of the Tulane Educational Fund dated April 29, 1998.

27                Financial Data Schedule

           (b)    Reports on Form 8-K


The Company filed a report on Form 8-K reporting information under "Item 5" on April 21, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INTERNEURON PHARMACEUTICALS, INC.

Date:  August 14, 1998               By: /s/ Glenn L. Cooper
                                     --------------------------------
                                     Glenn L. Cooper, M.D., President
                                     and Chief Executive Officer
                                     (Principal Executive Officer)



Date:  August 14, 1998               By: /s/ Dale Ritter
                                     --------------------------------
                                     Dale Ritter, Senior Vice President, Finance
                                     (Principal Accounting Officer)