Form 10-Q/A
period 1998-06-30
INTERNEURON PHARMACEUTICALS INC
filed 1998-08-18
CIK 854222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 ---------------

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

         On January 23, 1998, the Court entered an order consolidating all of these actions for pretrial purposes. The plaintiffs subsequently filed a first amended and consolidated complaint [Corrected Version] (the "Complaint") containing substantially similar substantive allegations and alleging a class period of December 19, 1996 through September 15, 1997. On May 11, 1998, the defendants moved to dismiss the Complaint. On August 14, 1998, the Company received notice that the defendants' motion to dismiss was denied. A case management conference is scheduled for September 23, 1998.

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

                                    INTERNEURON PHARMACEUTICALS, INC.

Date:  August 18, 1998              By: /s/ Glenn L. Cooper, M.D.
                                    --------------------------------------
                                    Glenn L. Cooper, M.D., President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)