Form 10-K405
period 1998-09-30
INTERNEURON PHARMACEUTICALS INC
filed 1998-12-29
CIK 854222

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998
                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

                          Commission File No. 0-18728


                        INTERNEURON PHARMACEUTICALS, INC.
              (Exact name of registrant as specified in its charter)


         Delaware                                              04-3047911
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

One Ledgemont Center, 99 Hayden Avenue, Lexington, MA             02421
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (781) 861-8444

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject
to the filing requirements for the past ninety (90) days.         YES [X] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting and non-voting common equity (excluding preferred stock convertible into and having voting rights on certain matters equivalent to 622,222 shares of common stock) held by non-affiliates of the registrant was approximately $69,500,000, based on the last sales price of the Common Stock as of December 21, 1998. Shares of Common Stock held by each executive officer and director, by each person who beneficially owns 10% or more of the outstanding common stock, and individuals or entities related to such persons have been excluded. This determination of affiliate status may not be conclusive for other purposes.

As of December 21, 1998, 41,817,017 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement for the fiscal year ended September 30, 1998 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

PART I

Note Regarding Forward Looking Statements

     Statements in this Form 10-K that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by the Company or its representatives include, without limitation, statements regarding the Redux-related litigation, including the proposed settlement of the Redux-related product liability litigation; the Company's ability to successfully develop, obtain regulatory approval for and commercialize any products, to enter into corporate collaborations or obtain sufficient additional capital to fund operations, and are based on a number of assumptions. The words "believe," "expect," "anticipate," "intend," "estimate" or other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-K. These factors include, but are not limited to, risks relating to the Redux-related litigation, including the risk that the proposed settlement of the product liability litigation will be finally approved; uncertainties relating to clinical trials, regulatory approval and commercialization of CerAxon; need for additional funds; uncertainties relating to clinical trials, regulatory approval and commercialization of other products; product liability; dependence on third parties for manufacturing and marketing; competition; government regulation; contractual arrangements; patents and proprietary rights; dependence on key personnel; uncertainty regarding pharmaceutical pricing and reimbursement and other risks. The forward-looking statements represent the Company's judgment and expectations as of the date of this Report. The Company assumes no obligation to update any such forward-looking statements. See "Risk Factors".

     Unless the context indicates otherwise, "Interneuron" refers to Interneuron Pharmaceuticals, Inc.; the "Company" refers to Interneuron and its Subsidiaries; the "Subsidiaries" refers to Intercardia, Inc., a majority-owned subsidiary of the Company ("Intercardia"), and its subsidiaries, including CPEC, Inc. ("CPEC") and InterNutria, Inc., a majority-owned subsidiary of the Company ("InterNutria"); and "Common Stock" refers to the common stock, $.001 par value, of Interneuron.

     Redux(TM) is a trademark of Les Laboratoires Servier, licensed to the Company and American Home Products Corp. ("AHP"). CerAxon(TM), AnatoMark(TM) and PMS Escape(TM) are trademarks of the Company and BEXTRA(R) is a registered trademark of Intercardia. LidodexNS(TM) is a trademark of Algos Pharmaceutical Corp., licensed to the Company. All other trademarks or trade names referred to in this report are the property of their respective owners.

Item 1. Business.

     (a) General Development of Business

     The Company is a diversified biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates primarily for central nervous system and other diseases. The Company seeks to acquire, develop and commercialize products with international market experience or that are in clinical or late pre-clinical development. The Company is currently developing several drugs in clinical trials, including citicoline for ischemic stroke, pagoclone for panic and anxiety and, through Intercardia, BEXTRA (bucindolol HCl) for congestive heart failure. In April 1998, the

Company withdrew its New Drug Application ("NDA") for citicoline which had been submitted to the Food and Drug Administration (the "FDA") in December 1997, after negative results from a preliminary analysis of a small Phase 3 clinical trial. The Company commenced a third large Phase 3 clinical trial in July 1998 testing citicoline in ischemic stroke.

     Intercardia is primarily focused on cardiovascular disease. Its most advanced drug, BEXTRA, is in a Phase 3 clinical trial among patients with congestive heart failure. As a result of the merger in May 1998 of Transcell Technologies, Inc., formerly a majority-owned subsidiary of Interneuron ("Transcell"), into Intercardia, Intercardia is also engaged in carbohydrate-based drug discovery.

     In September 1998, the Company adopted a plan to discontinue operations of InterNutria, which was focused on dietary supplement products. In December 1998, Progenitor, Inc., a minority-owned subsidiary of Interneuron, announced its intention to terminate its operations effective immediately. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     On September 15, 1997, the Company announced the withdrawal of its first prescription product, the weight loss medication Redux (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by AHP, the Company's licensee, in June 1996. Simultaneously, Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of AHP, announced withdrawal of the weight loss medication Pondimin (fenfluramine hydrochloride tablets) C-IV. Following the withdrawal, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 779 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs.

     On September 25, 1998, the U.S. District Court for the Eastern District of Pennsylvania preliminarily approved a formal agreement to settle all product liability litigation and claims against Interneuron related to Redux. The Court also conditionally certified a limited fund class action. A fairness hearing on the settlement has been scheduled for February 25, 1999. The settlement is subject to certain conditions and will not become final until approved by the Court and the time for filing appeals has passed or all appeals have been exhausted.

     The Company has also been named as a defendant in approximately ten lawsuits filed by alleged purchasers of the Company's common stock, purporting to be class actions, claiming violation of the federal securities laws. The Redux-related product liability and securities litigation and claims may materially adversely affect the Company and its financial condition and results of operations.

     The Company was incorporated in New York in October 1988 and in March 1990 was reincorporated in Delaware. The Company's executive offices are located at One Ledgemont Center, 99 Hayden Avenue, Lexington, Massachusetts 02421-7966. The Company's telephone number is 781-861-8444, its fax number is 781-861-3830, and its Internet address is http://www.interneuron.com.

     (b) Financial Information about Industry Segments

       The Company operates in only one business segment.

     (c) Narrative Description of Business

PRINCIPAL PRODUCTS UNDER DEVELOPMENT



INTERNEURON:
------------
PRODUCT       INDICATION/USE                     STATUS (*)             COMMERCIAL RIGHTS
-------       --------------                     ----------             -----------------
CerAxon       Stroke                             Phase 3                U.S. and Canada
(citicoline)

Pagoclone     Anxiety/Panic disorders            Phase 2/3 trial        Worldwide, except
                                                 completed August       for France, where
                                                 1998                   Rhone-Poulenc Rorer
                                                                        Pharmaceuticals
                                                                        Inc. ("RPR")
                                                                        retains an option

IP501         Cirrhosis of the liver             Phase 3                Option to acquire
                                                                        rights to North
                                                                        America and Asia


INTERCARDIA:
------------
PRODUCT OR TECHNOLOGY    INDICATION/USE        STATUS(*)              COMMERCIAL RIGHTS
----------------------  --------------        ---------              -----------------
BEXTRA (bucindolol)        Congestive heart      Phase 3                Worldwide; licensed
                           failure                                      in Europe and other
                                                                        areas outside the
                                                                        U.S. and Japan to
                                                                        BASF Pharma/Knoll
                                                                        AG ("Knoll")

OP2000                     Inflammatory bowel    Phase 1                Worldwide (except
                           disease                                      for Japan and
                                                                        Korea)

Antioxidant small          Diseases associated   Preclinical            Worldwide
molecules                  with oxygen free
                           radicals

Combinatorial              Drug discovery        Research; Preclinical  Worldwide; Rights
carbohydrate                                                            to compounds from
chemistry                                                               two distinct
                                                                        structural classes
                                                                        of anti-bacterial
                                                                        agents licensed to
                                                                        Merck & Co., Inc.
                                                                        ("Merck")

Hepatic stem cell          Liver diseases;       Research               Worldwide
technology                 cell and gene
                           therapy

_________________
* See "Government Regulation"

REDUX

     Product Liability Litigation

     Following the withdrawal of Redux in September 1997, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 779 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

     Proposed Settlement: On September 25, 1998, the U.S. District Court for the Eastern District of Pennsylvania (the "Court") preliminarily approved an Agreement of Compromise and Settlement (the "Settlement Agreement") relating to the proposed settlement of all product liability litigation and claims against Interneuron related to Redux. The Court also conditionally certified a limited fund class action. The Court order followed a letter of understanding outlining terms of the settlement announced on September 3, 1998 and execution of the formal settlement agreement between the Company and the Plaintiffs' Management Committee, consisting of attorneys designated by the Court to represent plaintiffs in the multi-district litigation relating to Redux. A fairness hearing on the settlement has been scheduled for February 25, 1999.

     On November 3, 1998, the Court issued a stay halting all Redux product liability litigation against the Company, pending and future, in state courts. This followed the issuance of a similar stay halting Redux product liability litigation in federal courts on September 3, 1998. These stays will remain effective until the February 25, 1999 fairness hearing and may be extended pending the outcome of this hearing. The settlement is subject to certain conditions and will not become final until approved by the Court and the time for filing appeals has passed or all appeals have been exhausted.

     Summary of Settlement Agreement: Under the terms of the proposed settlement and the Court orders, the limited fund class action established by the settlement includes all persons in the United States who used Redux, and certain other persons such as their family members, who would be bound by the terms of the settlement. Membership in the class is mandatory for all persons included within the class definition. Class members asserting claims against Interneuron will be required to seek compensation only from the settlement fund, and their lawsuits against Interneuron will be dismissed. By agreeing to the proposed settlement, Interneuron does not admit liability to any plaintiffs or claimants.

     The Settlement Agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made after the Settlement Agreement is approved by the Court which, if obtained, would follow the fairness hearing. These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made after the settlement becomes final.

     In addition, the Settlement Agreement provides for Interneuron to cause all remaining and available product liability insurance proceeds related to Redux to be deposited into the settlement fund. Interneuron also agreed to make royalty payments to the settlement fund, in the total amount of $55,000,000, based upon revenues related to Interneuron products, over a seven year period commencing after the settlement becomes final. Royalties will be paid at the rate of 7% of gross sales of Interneuron products sold by Interneuron,

15% of cash dividends received by Interneuron from its subsidiaries related to product sales, and 15% of license revenues (including license fees, royalties or milestone payments) received by Interneuron from a sublicensee related to product sales. All Interneuron products will be subject to this royalty during the applicable term. If, at the end of that seven year period, the amount of royalty payments made by Interneuron is less than $55,000,000, the settlement fund will be entitled to receive the number of shares of Interneuron Common Stock equal to the unpaid balance divided by $7.49 per share, subject to adjustment in certain circumstances. The Company will record initial charges to operations for the estimated fair value of its obligations under the Settlement Agreement, exclusive of insurance proceeds, at such time as the Company can determine that it is probable that the conditions to final settlement have been or will be met, which is expected to be subsequent to the Fairness Hearing and to the Supreme Court ruling in Ortiz. See Note H of Notes to Consolidated Financial Statements.


     Securities Litigation: The Company has also been named as a defendant in several lawsuits filed by alleged purchasers of the Company's Common Stock, purporting to be class actions, claiming violation of the federal securities laws.
                                ----------------

     Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to be required to devote significant management time and resources to these legal actions. Payments under the Settlement Agreement will adversely affect the Company's financial condition and results of operations. In the event the proposed settlement does not become final and in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. The uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business, financial condition and results of operations.

     See "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Risk Factors--Risks Relating to Redux Litigation" and Note H of Notes to Consolidated Financial Statements.

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

     Redux received clearance on April 29, 1996 by the FDA for marketing as a twice-daily prescription therapy to treat obesity and was launched in June 1996. Until its withdrawal, under license and copromotion agreements, Redux was marketed in the U.S. by Wyeth-Ayerst and copromoted by the Company.

     Included in the FDA-approved labeling for Redux were references to certain risks that may be associated with dexfenfluramine and which were highlighted during the FDA's review of the drug. One issue related to whether there is an association between appetite suppressants, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"), a rare but serious lung disorder estimated to occur in the general population at one to two cases per million adults per year. An epidemiologic study conducted in Europe known as IPPHS (International Primary Pulmonary Hypertension Study) examined risk factors for PPH and showed that among other factors, weight reduction drugs, including dexfenfluramine, and obesity itself were associated with a higher risk of PPH. In the final report of IPPHS, published in the New England Journal of Medicine (August 29, 1996), the authors re-classified and included certain previously excluded cases of PPH, resulting in an increase in the estimated yearly occurrence of PPH for patients taking appetite suppressants for greater than three months' duration to be between 23 and 46 cases per million patients per year. The revised labeling for Redux disclosed this revised estimate.

     The FDA-approved labeling for Redux also included discussion as to whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies conducted by third parties related to this issue purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity. In connection with the approval of Redux, the Company and Wyeth-Ayerst had agreed with the FDA to conduct a Phase 4, or post marketing, study with patients taking Redux. Following the withdrawal of Redux, this study was terminated.

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

     The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine (commonly referred to as the "fen-phen" combination). These observations, presented to the Company in September 1997, indicated an incidence of approximately 30%. Although these observations reflected a preliminary analysis of pooled information and were difficult to evaluate because of the absence of matched controls and pretreatment baseline data for these patients, the Company believes it was prudent, in light of this information, to have withdrawn Redux from the market.

     Additional adverse event reports of abnormal heart valve findings in patients using Redux or fenfluramine alone or in combination with other weight loss agents continue to be received by Interneuron, Wyeth-Ayerst, and the FDA. These reports have included symptoms such as shortness of breath, chest pain, fainting, swelling of the ankles or a new heart murmur.

     Subsequent Clinical Studies

     Subsequent to the withdrawal of Redux, a number of studies have been conducted by third parties, including Wyeth-Ayerst, and one study was conducted by Interneuron, to assess the differences in cardiovascular clinical outcomes between patients who had taken Redux or a combination of fenfluramine and phentermine ("fen-phen"), compared to an untreated group. In general, these studies have been and are being conducted and analyzed by independent panels of cardiologists to compare the incidence of significant heart valve abnormalities in treated compared to non-treated groups. Patients are selected and assigned to these groups randomly. Readings of patient echocardiograms have generally been made on a blinded basis by cardiologists who do not know from which group individual echocardiograms were taken. Findings of these studies have been presented or reported by their respective third party sponsors or researchers. Based on the results of studies announced to date, the incidence of cardiac valve abnormalities has been shown to be less than that suggested by the original FDA preliminary analysis. In general, these studies have shown either no or relatively small differences, although in some cases statistically significant, between the incidence of cardiac valve abnormalities, as defined by the FDA, among patients who took Redux and placebo-treated patients and that the incidence of such abnormalities among Redux patients was less than previously reported estimates. Findings from these studies differ with regard to the strength and clinical significance of the association. Differences in trial design preclude precise comparison. A summary of the results of the study sponsored by the Company follows.

     Interneuron Sponsored Clinical Study: Results of a blinded, matched control group, multi-center clinical study sponsored by the Company and presented on November 10, 1998 at the Scientific Sessions of the American Heart Association showed a low overall incidence of FDA-defined cardiac valve abnormalities among 220 patients who took Redux for three months or longer when compared to 192 individuals who had not taken Redux. No severe and very few moderate cardiac valve abnormalities were found in either Redux patients or non-Redux subjects.

     The incidence of cardiac valve abnormalities among Redux patients reported in this study, although statistically significant, was far less than some previously reported estimates. In addition, findings from the study suggest that elevated blood pressure at the time that echocardiograms were taken among these patients, as well as the concomitant use of drugs with monoamine oxidase inhibitory properties, which were contraindicated with the use of Redux, increased the incidence of cardiac valve abnormalities. Additional findings suggest that the greater the time off Redux, the less likely patients were to show valvular abnormalities. These findings are being further evaluated.

     The average duration of Redux use among all Redux patients in this study was seven months. The study was designed to evaluate the impact of long-term use of Redux alone upon the incidence of cardiac valve disease as defined by the U.S. FDA. Market research data indicates that more than 80% of patients who were prescribed Redux received drug therapy for 90 days or less and approximately 6.5 percent of patients took Redux for six months or more.

     Analyses were conducted based on echocardiographic data from the total patient population entered into the study and also from the core group, which included only the matched pairs. Cardiac valve disease was defined as mild or greater aortic valve regurgitation and/or moderate or greater mitral valve regurgitation. Previous reports had estimated rates of cardiac valve insufficiencies among anorexigen-treated patients of up to 30%.

     Among all study participants, 1.4% of Redux patients and 0.5% of non-treated patients (p =.63) met the FDA's definition of mitral valve regurgitation. Among the core group of matched pairs, 1.7% of Redux patients and 0.6% of non-treated controls (p =.32) met this definition.

     With respect to aortic valve regurgitation, in all patients, 5.9% of Redux patients and 2.1% of non-treated patients (p =.08) met the FDA's definition. Among the core group of matched pairs, 6.3% of Redux patients and 2.3% of non-treated controls (p =.07) met this definition.

     For all patients with either aortic or mitral valve regurgitation meeting FDA criteria only, the incidence was 2.6% for controls and 7.3% for the Redux patients (p =.04). When analyzed for valvular insufficiency of any degree including trace, there was an increased incidence in the Redux group when compared to the untreated control group for the aortic valve (p =.04) but not the mitral valve (p =.28).

     When potentially confounding factors were considered, such as use of concomitant monoamine oxidase inhibitors (such as estrogens and thyroid hormone replacements), and the patients' blood pressures at the time of their echocardiograms, the difference in the incidence of valvular insufficiency between Redux and non Redux treated patients became non-significant. For example, when patients were exposed to concomitant drugs possessing monamine oxidase inhibitory properties were excluded from the analysis, 3% of control group patients met FDA-criteria for aortic and mitral valve regurgitation as compared with 4% in the Redux group (p = not significant).

     CITICOLINE (CERAXON)

     General: Citicoline (cytidine-5'-diphosphate choline, sodium) is under development by the Company as a potential treatment for ischemic stroke. An ischemic stroke occurs when brain tissue dies or is severely damaged as the result of interrupted blood flow caused by a clogged artery which deprives an area of the brain (the "infarct") of blood and oxygen. This loss of blood flow and oxygen causes, among other events, a breakdown of brain cell membranes, and places the surrounding tissue (the "penumbra") at risk for death, leading to an extension of the size of infarct believed to result from the release and oxidation of such compounds as free fatty acids. This release is likely caused in part by the inappropriate release of glutamate and other neurotransmitters.

     Mechanism of Action: Citicoline is believed to have multiple acute and longer-term mechanisms of action in diminishing the effects of stroke. On an acute basis, citicoline appears to limit infarct size by preventing the accumulation of fatty acids, which would otherwise yield toxic oxidation products, by preventing their release. On a longer-term basis, citicoline is believed to promote the formation of additional membrane elements needed by damaged neurons to restore functional activity by raising blood levels of choline, cytidine and other phospholipid precursors, which are substrates believed to be essential for the formation of the nerve cell membrane. Citicoline is thereby believed to help stabilize the cell membrane and, as a result, decrease edema, or brain swelling, caused when blood flow to brain cells is stopped, and help to re-establish normal neurochemical function in the brain. Citicoline also appears to increase levels of acetylcholine, a neurotransmitter believed to be associated with learning and memory functions.

     Ongoing Phase 3 trial: Following the Company's withdrawal in April 1998 of the NDA for citicoline, the Company commenced a third Phase 3 clinical trial with this drug in June 1998. This multi-center trial, which will include an estimated 900 patients with ischemic stroke at approximately 175 hospitals in the U.S. and Canada, will compare the neurological function of citicoline-treated patients with that of placebo patients at 12 weeks following stroke. The primary endpoint is improvement in neurological function as measured by the National Institutes of Health ("NIH") Stroke Scale. Patients will be treated with citicoline, 2000 milligrams daily, for six weeks, with a six week follow-up period. The Company anticipates that this study will be completed in late 1999.

     The 2000 milligram dose level is higher than the dose used in the Company's two most recent citicoline clinical trials but was used in the Company's first Phase 3 trial in which patients treated with this dose achieved the primary endpoint of improved neurological function. Depending upon the evaluation of the results from the ongoing trial, the Company will determine whether to re-submit the NDA for citicoline to the FDA. Even if the Company does re-submit the NDA, as to which there is no assurance, the Company is unable to predict whether or when the FDA would grant authorization to market citicoline in the U.S. Upon resubmission of the NDA, a new review period would commence.

     NDA submission and withdrawal: The Company had submitted the NDA for citicoline to the FDA in December 1997. Data in the NDA included the results of two Phase 3 clinical trials conducted by the Company in the U.S., a Japanese Phase 3 clinical trial conducted by Takeda Chemical Industries, Ltd. and supportive clinical and post-marketing data from more than 30 countries where citicoline has already been approved. The NDA was accepted for filing and was assigned priority and fast-track review status. A priority review status reflects the FDA's commitment to review the NDA within six months following submission, and a fast-track designation indicates the FDA has determined that a drug is intended to treat a serious or life-threatening condition that currently has an unmet medical need and that the FDA can take actions to expedite the development and review of the drug.

     In April 1998, the Company announced that a preliminary analysis of a 100-patient Phase 3 trial with citicoline failed to meet its primary and the principal secondary endpoint. With respect to the primary endpoint, no statistically significant difference was detected in the reduction of infarct size among patients with ischemic stroke who received 500 milligrams per day of citicoline as compared with patients who received placebo. With respect to the principal secondary endpoint, the trial did not show an improvement in neurological function among drug-treated patients as compared with patients who received placebo. The Company believes that a placebo response rate unexpectedly higher than that previously reported in the scientific literature may have accounted for the inability to detect a difference in infarct size reduction and neurological function among drug-treated patients, as compared with patients who received placebo. Considering statutory requirements that would have mandated an FDA action by June 1998, the Company withdrew its NDA for citicoline in April 1998.

     Review of Pivotal (Phase 3) Trial: In July 1997, the Company announced results of its second pivotal clinical trial in the U.S. with citicoline to treat patients suffering from ischemic stroke.

     In this study, 267 patients received citicoline and 127 patients received placebo. The primary outcome analysis of this double-blind, placebo-controlled trial was improvement in the Barthel Index, a 100 point rating scale of functional capabilities in neurological patients, at a time point three months after an ischemic stroke. Patients were considered to have achieved complete or near-complete functional recovery if they achieved a Barthel score of 95 or 100 at three months.

     There was an unexpected highly significant baseline imbalance in the percentage of placebo versus citicoline-treated patients who had mild strokes on study entry (34% for placebo vs. 22% for citicoline (p = 0.006), due to chance. The study was influenced by the significant preponderance of mild cases in the placebo group. As a result of this imbalance and other statistical factors, the primary analysis of the study, the distribution of Barthel Index scores in citicoline vs. placebo-treated patients as a function of baseline NIH Stroke Scale scores, did not achieve statistical significance. However, this primary analysis was statistically invalid because the patient imbalance and other statistical factors failed to satisfy the requirements for the correct operation of the statistical model. Therefore, a protocol-defined responders analysis, percentage of patients who achieve a Barthel Index greater than or equal to 95, among patients with moderate to severe strokes, was employed.

     In the responders analysis, 41% of citicoline-treated patients with an NIH Stroke Scale on entry of greater than or equal to eight (moderate to severe strokes) achieved a Barthel Index of greater than or equal to 95 compared to 25% of placebo-treated patients (OC (observed cases) analysis, p = 0.02). Thus, patients with moderate to severe stroke treated with citicoline had a 64% greater chance of complete or near-complete recovery relative to patients with moderate to severe stroke treated with placebo. In the LOCF (last observation carried forward) analysis, 33% of moderate to severe citicoline patients and 21% of moderate to severe placebo patients achieved a Barthel Index of greater than or equal to 95 (p = 0.05), a 57% increased chance of improvement in recovery.

     Overall, patients who had mild strokes on entry into the study (NIH Stroke Scale 5 through 7) had an excellent clinical outcome regardless of placebo or citicoline treatment. For example, approximately 80% of patients with mild strokes who received placebo and a similar percentage of citicoline-treated patients with mild strokes achieved a Barthel score of greater than or equal to 95 at three months.

     In another protocol-defined measure of functional clinical outcome, the 6-point Rankin scale of physician-rated global assessment was utilized. A Rankin score of 0 or 1 at study completion indicated complete or near-complete lack of disability. Among patients with moderate to severe strokes, 24% of citicoline-treated patients vs. 11% of placebo treated patients achieved a Rankin score of 0 or 1 (OC analysis, p = 0.02), a 118% improvement in outcome. In the LOCF analysis, 19% of moderate to severe citicoline patients and 11% of moderate to severe placebo patients had a Rankin scale of 0 or 1, a 73% improvement in outcome (p = 0.08).

     A preliminary safety review indicated that citicoline was well tolerated. There did not appear to be any adverse events that differed significantly in frequency from placebo-treated patients. The mortality rates for drug- treated and placebo-treated patients were identical (18% in each group).

     Review of Pivotal (Phase 2/3) Trial: Interneuron's initial pivotal study of citicoline in stroke was reported in 1996. Findings from that trial were published in Neurology in July 1997.

     The primary efficacy outcome in this study of 259 patients was improvement in neurological function, as assessed by the Barthel Index. Among all patients who received 500 milligrams daily of citicoline, 53% achieved a score of greater than or equal to 95 on the Barthel Index at 12 weeks, indicative of complete or near-complete recovery from stroke, compared with 33% of placebo-treated patients, a 61% improvement in outcome (p < 0.04).

     Patients in both the 500 milligram and 2000 milligram groups exhibited significantly greater (p < 0.05) improvement on the Barthel Index at week 12 than placebo-treated patients. In addition, more patients in the 500 milligram and 2000 milligram groups exhibited normal or near normal scores in mental function (p < 0.04), as measured by the Mini-Mental State Exam, which grades the cognitive state of patients.

     Patients who received 500 milligrams of citicoline daily were more than twice as likely to manifest minimal or no disability at 12 weeks following stroke as patients who received placebo, as measured by the NIH Stroke Scale. The NIH Stroke Scale analysis showed that 34% of all citicoline-treated patients versus 16% of placebo-treated patients achieved complete or near-complete normalization of function, as indicated by scores 0 to 1, at 12 weeks following stroke, a 113% of improvement in outcome (p < 0.04).

     In addition, global neurologic status, assessed by the Rankin Scale mean scores, was significantly improved (p < 0.04) with citicoline treatment compared to placebo.

     Efficacy outcome measures for the 1000 milligram daily group did not reach statistical significance in this trial. Patients in the 1,000 milligram group had a higher proportion of chronic pre-existing cardiac and pulmonary disorders. These confounding variables may explain the performance of the 1000 milligram group in the trial.

     There was no significant difference in the incidence of death among the four treatment groups in the trial. All doses of citicoline were well tolerated, as indicated by analyses of adverse events and laboratory findings. The only statistically significant differences among citicoline-treated patients versus placebo-treated patients were an increase in accidental injuries, e.g., falling down. However, the 500 milligram dose citicoline group did not significantly differ from the placebo group in these parameters.

     Manufacturing and Marketing: As a result of the Company's withdrawal of its citicoline NDA, the related additional time and expense for product development, and the Company's limited cash resources, the Company is reevaluating its commercialization strategy for citicoline, for which the Company has selected the tradename CerAxon. The Company requires additional funds for manufacturing, distribution, marketing and selling efforts, the amount of which will depend upon whether the Company markets citicoline itself or enters into a corporate collaboration and the terms of any such collaboration. The Company has no commitments or arrangements to obtain additional funds and there can be no assurance such funds can be obtained on terms favorable to the Company or at all.

     The Company will be dependent upon third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing in accordance with the Company's requirements and current U.S. Good Manufacturing Practices ("cGMP") regulations, as well as on third party arrangements for the distribution of citicoline. Supplies of citicoline finished product used for clinical purposes have been and are being produced on a contract basis by third party manufacturers. The Company does not have an agreement with a manufacturer for supply of commercial quantities of finished product and there can be no assurance such agreement can be obtained on terms favorable to the Company or at all, which could adversely affect the Company's ability to commercialize citicoline on a timely and cost-effective basis. The Company is subject to an agreement with Ferrer Internacional S.A. ("Ferrer"), a Spanish pharmaceutical company which licensed certain patent rights relating to citicoline to the Company, requiring the Company to purchase from Ferrer citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. Any citicoline manufacturing facilities are subject to FDA inspection. There can be no assurance the Company can or will establish on a timely basis, or maintain, manufacturing capabilities of bulk compound and finished product required to obtain regulatory approval or that any facilities used to produce citicoline will have complied, or will be able to maintain compliance, with cGMP or that such suppliers will be able to meet manufacturing requirements on a timely basis or at all. See "Risk Factors--Uncertainties Relating to Citicoline" and "--Need for Additional Funds".

     Licensing and Proprietary Rights: In January 1993, the Company licensed from Ferrer exclusive marketing and manufacturing rights based on certain patent rights relating to the use of citicoline, including certain patent and know-how rights in the U.S. and know-how rights in Canada, in exchange for royalties based on sales. The compound citicoline is not covered by a composition of matter patent. The licensed U.S. patent covering the administration of citicoline to treat patients afflicted with certain conditions associated with the inadequate release of brain acetylcholine expires in 2003. As described in the licensed U.S. patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuro-muscular disorders, and post-stroke rehabilitation. Although the claim of the licensed patent is broadly directed to the treatment of inadequate release of brain acetylcholine, there can be no assurance this patent will afford protection against competitors of citicoline to treat ischemic stroke.

     In June 1998, the Company amended its agreement with Ferrer to extend to January 31, 2002 the date upon which Ferrer may terminate this license agreement if FDA approval of citicoline is not obtained. The agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control.

     In September and October 1998, two U.S. patents were granted to the Company relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In June 1998, the Company licensed worldwide rights (outside the U.S. and Canada) to corresponding foreign patent applications to Ferrer. In exchange, the Company will be entitled to royalties from Ferrer on certain exports to, and sales of, the solid oral form of citicoline in certain countries upon its approval in each country in the territory licensed to Ferrer.

     In addition to any proprietary rights provided by these patents, the Company intends to pursue market exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the Waxman-Hatch Act) in commercializing citicoline for ischemic stroke. See "Government Regulation".

     PAGOCLONE

     General: Panic disorder is a severe anxiety condition characterized by panic attacks, acute episodes of anxiety comprised of distressing symptoms, such as difficulty breathing, sweating, heart palpitations, feeling dizzy or faint, and fear of losing control. There are approximately 2.5 million patients in the U.S. with panic disorder and over 20 million patients with anxiety disorders. Anxiety disorders, including panic disorder, are believed to be associated with excessive neuronal activity resulting from a decrease in the function of the major inhibitory neurotransmitter called GABA (gamma amino butyric acid).

     Pagoclone is under development by the Company as a drug to treat panic/anxiety disorders. The Company believes that pagoclone, a novel GABA modulator and a member of the cyclopyrrolone class of compounds, increases the action of GABA, thus reducing excess neuronal activity and alleviating symptoms of panic and anxiety. Pre-clinical and early clinical data suggest that pagoclone may offer advantages over traditional benzodiazepine anti-anxiety agents, including reduced drowsiness, lower addiction and withdrawal potential and less potential for alcohol interactions.

     Current pharmacological treatments for anxiety and panic disorders include serotonin agonists such as BuSpar, and benzodiazepines, such as Valium and Xanax, as well as selective serotonin reuptake inhibitors such as Paxil, Zoloft and Prozac. Although benzodiazepines are effective in relieving anxiety symptoms, they may cause side effects such as sedation, hangover, dizziness and tolerance with continuing use, and they have the potential for addiction. In addition, the sedative/hypnotic effects of benzodiazepines are generally increased by alcohol intake, which may lead to serious side effects that may include coma.

     Phase 2-3 clinical trial: In August 1998, the Company announced results of its Phase 2/3 trial showing that treatment with pagoclone statistically significantly reduced the frequency of panic attacks among patients suffering from panic disorder. In addition, pagoclone was well-tolerated by these patients, with no evidence of sedation and no apparent withdrawal syndromes in this study, which included a tapering-off period.

     The double-blind, placebo-controlled, parallel group study involved 277 patients at six clinical sites in the U.S. Patients were enrolled in the study following confirmed diagnoses of panic disorder. The number of attacks experienced by each patient during a two-week screening period prior to enrollment represented the baseline for subsequent comparison of panic attack frequency. Following the screening period, patients were randomized to receive one of three doses of pagoclone orally (.15 milligrams/day, .30 milligrams/day or .60 milligrams/day) or placebo for eight weeks. The primary outcome measurement was the change from baseline in the number of panic attacks seen at the eight week time point.

     This primary analysis, conducted on a last observation carried forward
(LOCF) basis, showed that patients in the .15 milligrams/day group experienced a 43% reduction in the number of panic attacks relative to patients on placebo (p =0.141), that patients in the .30 milligrams/day group experienced a 70% reduction relative to patients on placebo (p =0.021), and that patients in the
 .60 milligrams/day group experienced a 52% reduction (p =0.098) relative to patients on placebo.

     Pagoclone was well tolerated with a low incidence of side effects in all dosage groups and no clinically significant differences from placebo. Sedation, a major liability of benzodiazepine drugs, was evaluated by use of the Stanford Sleepiness Scale. There were no differences observed between pagoclone and placebo using this scale. In addition, there were no evident withdrawal effects seen at the end of the study as determined by the Rickels Withdrawal Scale. Of note, other common side effects seen with existing classes of anti-anxiety drugs were not significantly different between pagoclone patients and patients receiving placebo in this trial. These traditional side effects include sedation, lack of mental acuity, withdrawal and rebound anxiety related to the benzodiazepine class of drugs, and agitation, insomnia and sexual dysfunction related to selective serotonin reuptake inhibitors.

     Pilot Study: In November 1997, the Company announced that data from a pilot study among 16 patients suffering from panic attacks showed that those who were treated with three doses per day, orally, of pagoclone experienced a marked reduction in the number of their panic attacks compared to those who received placebo. This double-blind, placebo controlled crossover study was conducted by a team of researchers in the U.K. Pagoclone produced a significant reduction (40%, p=0.012) in the total number of panic attacks over a two week treatment period and a reduction (40%, p=0.006) in the average number of panic attacks per day compared to the pre-treatment period. No significant change in the total number of panic attacks was observed during placebo treatment.

     Licensing and Proprietary Rights: In 1994, the Company licensed from RPR exclusive worldwide rights to pagoclone, a patented compound, in exchange for license fees, milestone payments and royalties based on sales. See "Patents and Proprietary Rights."

     Further Development: Based on the results of the Company's Phase 2/3 clinical trial on pagoclone, the Company believes it has identified an optimal dose for Phase 3 clinical testing. However, the Company requires substantial additional funds to complete development of pagoclone and intends to pursue a corporate collaboration or seek additional capital to fund development and commercialization of the drug and to conduct manufacturing and marketing activities. There can be no assurance the Company will be successful in entering into any collaboration or obtaining other financing, or as to the terms of any such arrangements. If the Company is not able to obtain a corporate collaboration or other financing, the Company does not intend to conduct Phase 3 clinical testing of pagoclone and, accordingly, development of pagoclone would be significantly delayed or curtailed.

     OTHER INTERNEURON PRODUCTS

     AnatoMark: In July 1998, the Company received FDA authorization for the marketing in the U.S. of a medical device called the AnatoMark Non-Invasive Head Reference System ("AnatoMark"). AnatoMark is designed to provide anatomical reference markers during brain imaging to enable reproducible alignment of multiple successive images. No invasive procedure is required as is typical with other devices used in brain imaging. The Company introduced AnatoMark in December 1998. The product is being manufactured and assembled by third parties on behalf of the Company. The Company licensed exclusive worldwide rights to AnatoMark from Brigham and Women's Hospital, Inc., Boston, Massachusetts in exchange for a license fee and royalties on net sales. Research is ongoing to develop software to assist in the automatic adjustment of imaging machines using the AnatoMark System.

     The Company is developing or has rights to a number of other products in varying stages of development. These include the following:

     IP 501: During 1997, the Company obtained an exclusive option to license a compound (designated by the Company as IP 501) for the treatment and prevention of liver diseases, including alcohol-induced cirrhosis and Hepatitis C. The option grants Interneuron the right to obtain an exclusive license on specified terms, subject to U.S. government uses, in North America, Japan and Korea, to an issued U.S. patent and U.S. and international patent applications, following Interneuron's review of future clinical data. This orally-administered compound is being studied in a Phase 3 clinical study sponsored by the Veterans Administration. All 800 patients who will be included in the study have been enrolled. Completion of the study is expected in mid-2000. The study is designed to have periodic interim analyses which could lead to earlier termination if a significant positive drug effect is identified. The primary endpoint of the study is improvement in liver histology, or condition, among drug-treated pre-cirrhotic patients compared with placebo patients, as measured by serial liver biopsies.

     PACAP: In April 1998, Interneuron licensed from Tulane University exclusive, worldwide rights to a U.S. patent and U.S. and foreign patent applications owned by Tulane relating to a novel neuropeptide, known as PACAP (pituitary adenylate cyclase activating polypeptide). Limited preclinical data suggests the potential of PACAP as a treatment for stroke and other neurodegenerative diseases. The Company is conducting preclinical testing and, depending upon the results, will determine whether to conduct further studies. See "Agreements".

     LidodexNS: In December 1996, the Company and Algos entered into an agreement for the development and commercialization of LidodexNS, a combination of lidocaine and, dextromethorphan, that may offer the potential for relief of acute migraine headache through intranasal administration. The agreement establishes a multi-stage development collaboration between Algos and Interneuron and licenses to Interneuron rights, co-exclusive with Algos, to manufacture and market the combined agent. The Company has conducted preclinical toxicity studies and is evaluating additional preclinical studies.

     The Company does not have sufficient funds to develop and commercialize any of the foregoing potential products. Depending upon ongoing preclinical or clinical test results, the Company may discontinue or defer development of any or all of these projects or to seek a corporate collaboration in which a third party assumes responsibility and funding for drug development, manufacturing and marketing.

     INTERCARDIA, INC.

     Intercardia was formed in 1994 and completed its initial public offering in February 1996. Intercardia focuses on the discovery and development of products to treat cardiovascular inflammatory and infectious diseases and disorders. In May 1998, Intercardia acquired Transcell, formerly a majority-owned subsidiary of Interneuron.

     BEXTRA (bucindolol)

     General: Intercardia's most advanced product is BEXTRA (bucindolol HCl), a drug in Phase 3 clinical trials for the treatment of congestive heart failure ("CHF"). CHF is a syndrome of progressive degeneration of cardiac function generally defined as the inability of the heart to pump sufficient volume of blood for proper functioning of vital organs. CHF is caused by a number of conditions that produce a primary injury or stress to the heart muscle. Regardless of the cause of the primary damage, the body will activate compensatory mechanisms in an attempt to maintain cardiac output. These mechanisms include activation of the cardiac adrenergic systems resulting in stimulation of beta-adrenergic receptors on cells located in the heart and vascular system. Chronic stimulation of these receptors is believed to contribute to the continual worsening of cardiac function and high mortality.

     Bucindolol is a non-selective beta-blocker with mild vasodilating properties. The Company believes that vasodilating beta-blockers such as bucindolol represent a promising approach to the treatment of CHF.

     Competitive Drugs: One beta-blocker, carvedilol, was approved by the FDA and launched in the U.S. by SmithKline Beecham PLC, under the trademark Coreg, for the treatment of CHF. Carvedilol, a non-selective beta-blocker with moderate vasodilating properties, has also been approved for the treatment of CHF in Europe and other markets. Other pharmaceutical companies are also developing beta-blockers as a treatment for CHF.

     In March 1998, Germany-based Merck KGaA announced early termination of the CIBIS II trial which studied bisoprolol, a beta-1 receptor selective beta-blocker, as a treatment for CHF patients in Europe. Merck KGaA reported that in the trial, which enrolled 2,647 patients, those receiving bisoprolol had a significantly higher survival rate than those receiving customary treatment. Bisoprolol is currently marketed in the U.S. by Wyeth-Ayerst for hypertension.

     In November 1998, Astra Pharmaceuticals announced preliminary results and early termination of a 4,000 patient mortality study known as MERIT, evaluating metoprolol succinate, a beta-1 receptor selective beta-blocker. The preliminary results indicated that metoprolol significantly reduced mortality and improved survival of patients with CHF. Metoprolol is marketed as Toprol XL and other trademarks for hypertension and angina.

     As a result, if approved, BEXTRA could be the third or fourth beta-blocker therapy to enter the U.S. market for CHF. To succeed in a competitive market, BEXTRA will need to be differentiated from other beta-blocker therapies and there can be no assurance that the data from BEST will provide the basis for such differentiation. In addition, the price of the different therapies may become important as competition increases and the pressure to lower the price of BEXTRA may increase. In addition to competition from other beta-blockers, the Company is aware of other types of drugs being developed for CHF. See "Competition."

     BEST Study: A Phase 3 clinical trial began in June 1995 among patients with CHF, to test whether the addition of bucindolol to traditional therapy for CHF will reduce mortality in patients with moderate to severe CHF. The Beta-blocker Evaluation of Survival Trial, known as BEST, is being conducted by the National Institutes of Health ("NIH") and the Department of Veterans Affairs ("VA"). The BEST study is designed to enroll up to 2,800 patients (of which at least 33% are recommended to be female), having moderate to severe symptoms (NYHA classes III and IV), at approximately 90 clinical centers throughout the U.S. and Canada. Approximately 2,640 patients have been enrolled in BEST and enrollment is scheduled to end December 31, 1998. The protocol for BEST calls for a follow-up of 18 months or more for each patient.

     An independent Data and Safety Monitoring Board is periodically monitoring the progress, outcomes, toxicity, safety and other data of BEST on a confidential basis. The Data and Safety Monitoring Board is authorized to terminate the study early, either for safety reasons or because the benefit of the drug has been demonstrated. The Company was informed that the Data and Safety Monitoring Board most recently met in November 1998 to review interim study data and recommended that the study continue.

     The NIH and VA have committed up to $15,750,000 primary funding for BEST. Intercardia has provided additional funding for the study and, as a result of the termination of the Astra Merck Collaboration, will be solely responsible for the non-government funded portion of the development costs in the U.S. Intercardia estimates additional BEST support costs of approximately $6,000,000 during fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Because BEST is sponsored by the NIH and the VA, Intercardia does not control the timing, operation, or analysis of the study. The government sponsors are not required to give Intercardia the database from the study until a manuscript has been prepared and accepted for publication by a scientific journal. There can be no assurance that the results of BEST will be positive, that bucindolol will receive marketing approval in any country on a timely basis or at all, or that, if approved, bucindolol will successfully compete in the market. If bucindolol does not receive regulatory approval, the Company would be materially adversely affected.

     BEAT: In collaboration with Intercardia, Knoll has initiated BEAT, a study of bucindolol's use in treating patients who have recently suffered an acute myocardial infarction and as a result have reduced heart function. BEAT is a randomized double-blind, placebo-controlled study designed to expand the suitable patient population for BEXTRA. It is scheduled to enroll 2,000 patients in multiple investigative centers in Denmark and the United Kingdom. Approximately 75 patients have been enrolled in BEAT.

     BEAT is designed to show whether treating patients with BEXTRA in the beginning of the downward spiral of heart failure, which often follows a heart attack, reduces overall mortality. A minimum follow-up period of two years is required for each patient. There can be no assurance that the study will be completed at all or in a timely manner, that the results will be positive, or that any commercial benefit can be obtained from the results.

     BEXTRA Marketing

     U.S. Market: Intercardia holds development and marketing rights for bucindolol in the U.S. following the September 1998 termination of a collaboration agreement among CPEC, Intercardia and Astra Pharmaceuticals, L.P. (formerly Astra-Merck, Inc.) ("Astra Pharmaceuticals"), in connection with the restructuring of Astra-Merck, Inc. The original agreement, entered into in December 1995, related to the development, commercialization and marketing in the U.S. of a twice-daily formulation of bucindolol for the treatment of CHF. In connection with the termination of this agreement and resolution of an earlier dispute relating to responsibility for funding certain costs, Astra Pharmaceuticals made a $4,000,000 payment to CPEC. As a result, Intercardia has assumed responsibility for the U.S. development and commercialization for BEXTRA. Intercardia requires a corporate collaboration or additional funds for the commercialization of BEXTRA and is currently exploring possible development, commercialization and marketing collaborations. See "Agreements--Intercardia Agreements".

     Other Markets: In December 1996, Intercardia entered into an agreement with Knoll ("the Knoll Collaboration") relating to the development, manufacture and marketing of bucindolol for the treatment of CHF in all countries with the exception of the U.S. and Japan (the "Territory"). Under the terms of the Knoll Collaboration, Knoll made total payments to CPEC of $3,480,000 in fiscal 1997. Knoll agreed to make future payments to CPEC upon the achievement of product approval and net sales milestones.

     Intercardia and Knoll agreed to share the development and marketing costs of bucindolol in the Territory. In general, Knoll agreed to pay approximately 60% of the development and marketing costs prior to product launch, and Intercardia agreed to pay approximately 40% of such costs, subject to certain maximum dollar limitations. If the product is approved, CPEC will be entitled to a royalty equal to 40% of net profits, as defined in the agreement, and would be responsible for, and pay to Knoll, 40% of any net loss, as defined. In June 1998, Knoll initiated the BEAT study, a Phase 3 clinical trial in Europe, and Intercardia is required to fund 40% of the study's costs.

     Once-Daily Formulation: In April 1996, Intercardia entered into an agreement with SkyePharma AG ("SkyePharma"), formerly Jago Pharma AG, to determine the feasibility of developing a once-daily formulation of bucindolol using SkyePharma proprietary technology. Intercardia is funding this activity, with partial reimbursement from Knoll. If the formulation is successfully developed, Intercardia is required to pay milestone fees as well as royalties to SkyePharma on net sales of the once-daily formulation, until the expiration of the relevant patent on a country-by-country basis. The rights to the once-daily formulation of bucindolol for the Knoll Territory were exclusively licensed to Knoll. Current FDA guidelines for approval of a new formulation require at least one Phase 3 clinical trial using the formulation, which would be expensive and time consuming. There is no assurance this formulation will be developed, receive FDA approval or enhance the competitive position of bucindolol.

     Licensing; Proprietary Rights: CPEC, Inc. ("CPEC"), of which 80% is owned by Intercardia and approximately 20% is owned by Interneuron, licensed from Bristol-Myers Squibb Company ("BMS") worldwide rights to develop and commercialize bucindolol for use in treating CHF, in exchange for royalties based on sales, generally for 15 years after first commercial sale. The U.S. composition of matter patent on bucindolol expired in November 1997. Assuming FDA approval is obtained, Intercardia intends to pursue five years' market exclusivity under the Waxman-Hatch Act. Intercardia is developing a once-daily formulation in collaboration with SkyePharma. See"Risk Factors - Uncertainty Regarding Waxman Hatch Act."

     Intercardia Research Laboratories

     Overview: Following the merger of Transcell with and into Intercardia, the operations formerly conducted by Transcell are now conducted by a division of Intercardia known as Intercardia Research Laboratories, based in Princeton, New Jersey. Intercardia Research Laboratories is engaged in the discovery and development of drugs based on synthetic carbohydrate chemistry technology originating from Princeton University scientists Daniel Kahne, Ph.D., and Suzanne Walker-Kahne, Ph.D., who are also minority stockholders or optionholders of Intercardia. This platform technology enables carbohydrate-based combinatorial libraries of compounds to be generated on a solid support for uses in drug discovery. Although the Company believes the platform technology has potential application to a variety of therapeutic areas, Intercardia Research Laboratories is initially targeting the discovery and development of compounds that can be used as anti-bacterial or anti-fungal agents. Several projects are underway to design proprietary analogues of known anti-infective agents to improve their efficacy, safety or pharmacokinetics profile. Two of these projects are funded in part by Merck. Intercardia requires substantial additional funds for the development and commercialization of this technology, which is in early stages of development.

     Transcell Acquisition: On May 8, 1998, the merger of Transcell with and into Intercardia and the acquisition by Intercardia of certain related technology rights owned by Interneuron was completed and, simultaneously, Interneuron contributed to Transcell's capital all of Transcell's indebtedness and payables to Interneuron (approximately $18,698,000) (the "Transcell Acquisition"). Consideration given by Intercardia consisted of (i) Intercardia common stock payable to the former Transcell stockholders, including Interneuron, in three installments with an aggregate market value at closing of approximately $14,200,000, of which $3,000,000 was payable at closing as an initial payment to Interneuron for certain of its technology rights and continued guarantees of certain Transcell leases (the "Initial Technology/Guarantee Payment"), and (ii) the issuance of options and warrants to purchase 259,488 shares of Intercardia common stock to Transcell employees and consultants in exchange for their options and warrants to purchase Transcell capital stock.

     Accordingly, in connection with the first installment of the merger consideration, Intercardia issued an aggregate of 320,151 shares of common stock, of which 191,383 shares were issued to Interneuron. In addition, Intercardia issued 174,672 shares to Interneuron as the Initial Technology/Guarantee Payment. Intercardia also agreed to pay Interneuron a royalty on sales of certain products that may be developed under the Merck Agreement. The second and third installments of the merger consideration will be made in August 1999 and February 2000, respectively, and each installment will consist of the issuance of $3,000,000 of Intercardia common stock, as then valued. Interneuron owned approximately 61% and 62% of the outstanding capital stock of Intercardia before and immediately after the Transcell Acquisition, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Merck Agreement: In July 1997, Transcell, Interneuron and Merck entered into a Research Collaboration and License Agreement (the "Merck Agreement") relating to the discovery, development and commercialization of novel antibacterial agents.

     The initial focus of this collaboration is the discovery and biological evaluation of analogues of anti-bacterial compounds selected from two distinct structural classes and the license to Merck of any products arising out of the two research programs.

     Under the Merck Agreement, Merck made an initial licensing payment, agreed to provide research support over two years, and agreed to provide additional payments based upon the achievement of defined clinical and regulatory milestones for each program. To date, Intercardia's costs of conducting the program have exceeded revenues received under the Merck Agreement and this trend may continue. Merck agreed to pay royalties on net sales of any products that may be developed based on the research programs. Certain of the rights licensed to Merck are based on exclusive licenses held by Intercardia from Princeton University, which has received and will be entitled to varying percentages of certain payments and royalties based on sales.

     In connection with the Transcell Acquisition, Intercardia was assigned and assumed all of Transcell's and Interneuron's rights and obligations under the Merck Agreement partially in exchange for Intercardia's payment to Interneuron of the Initial Technology/Guaranty Payment and agreement to pay Interneuron royalties on sales of products developed under the Merck Agreement.

     Licensing; Proprietary Rights: As a result of the Transcell Acquisition, Intercardia owns or licenses from Princeton University 11 issued patents in the United States relating to its combinatorial carbohydrate technology. A number of patent applications are pending. Intercardia has rights to license inventions arising out of research sponsored at Princeton University.

     Other Products under Development and Early-Stage Programs

     In July 1998, Intercardia licensed worldwide rights (except for Japan and South Korea) to a patented compound known as OP2000 from Opocrin S.p.A., a pharmaceutical company in Modena, Italy. Intercardia intends to investigate the use of OP2000, an oligosaccharide product derived from heparin, as a drug for the treatment of inflammatory bowel disease. Intercardia will be responsible for conducting clinical trials for OP2000 and made a $1,000,000 payment to Opocrin upon execution of the license agreement.

     Intercardia has established and may establish additional subsidiaries in specific areas. Intercardia's 66%-owned subsidiary, Aeolus Pharmaceuticals, Inc., is conducting catalytic antioxidant small molecule research. Intercardia believes these antioxidants have the potential to address a broad range of conditions that result from toxicities associated with excess oxygen free radicals. Certain components of the technology used in this program are licensed from Duke University.

     Intercardia's approximately 80% owned subsidiary, Renaissance Cell Technologies, Inc., is conducting research in the area of hepatic stem cells. Renaissance entered into an agreement with the University of North Carolina at Chapel Hill ("UNC") to sponsor research on hepatic stem cells in exchange for an option to an exclusive license to products resulting from the research. As of September 30, 1998, Renaissance was obligated to pay UNC $338,000 to fund research.

     Intercardia does not have sufficient funds to develop, commercialize, manufacture and market its potential products and intends to seek to enter into collaborative agreements with other companies to do so. There can be no assurance it will be successful in obtaining or retaining any such collaborations.

     Clayton I. Duncan is President and Chief Executive Officer of Intercardia, which had 54 full-time employees as of September 30, 1998. As of September 30, 1998, Interneuron owned approximately 62% of the outstanding common stock of Intercardia, and approximately 47% on a fully-diluted basis. In certain circumstances, Interneuron has the right to purchase additional shares of Intercardia common stock at fair market value so that Interneuron's equity ownership in Intercardia does not fall below 51%.

     INTERNUTRIA, INC.

     In September 1998, Interneuron adopted a plan to discontinue operations at its InterNutria, Inc. subsidiary. Although the Company is currently continuing to fill minimal orders for InterNutria's products, primarily PMS Escape, active promotion of InterNutria's products has ceased. InterNutria had commenced a national launch of PMS Escape in September 1997. Although the Company is currently seeking to sell InterNutria or all or a portion of its assets, there can be no assurance the Company will be successful in doing so. The Company does not expect to generate any significant proceeds from any such sale.

     The operations of InterNutria resulted in substantial losses to the Company and, during fiscal 1998, the Company incurred losses from discontinued operations relating to InterNutria of approximately $19,500,000, including charges during the last quarter of fiscal 1998 relating to the plan to discontinue operations at InterNutria. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note M of Notes to the Consolidated Financial Statements.

     PROGENITOR, INC.

     Progenitor was formed in February 1992 and completed its initial public offering in August 1997. Concurrently with the Progenitor IPO, Progenitor completed the acquisition of Mercator Genetics, Inc., a privately held genomics company. As a result, Interneuron's percentage ownership of Progenitor was reduced to approximately 37% and, at September 30, 1998, Interneuron owned approximately 36% of Progenitor's outstanding common stock.

     Progenitor had 55 full-time employees as of September 30, 1998. In December 1998, Progenitor announced its intention to implement an immediate cessation of operations. Progenitor did not have sufficient funds to meet its obligations and cash requirements and was unable to raise additional funds. Progenitor's market valuation had been substantially reduced and the Company can not viably sell any of its holdings of Progenitor securities. Beginning in August 1997, the Company no longer consolidated the financial statements of Progenitor but included Progenitor in the Company's financial statements using the equity method of accounting. As of September 30, 1998, the Company had reduced to zero its investment in Progenitor.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note P of Notes to the Consolidated Financial Statements.

MANUFACTURING AND MARKETING

General

     The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including cGMP regulations. The Company has no manufacturing facilities and limited marketing capabilities. In general, the Company intends to seek to contract with third parties to manufacture and market products requiring broad marketing capabilities and for overseas marketing.

     To the extent the Company enters into collaborative arrangements with pharmaceutical and other companies for the manufacturing or marketing of products, these collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances, and for commercial-scale manufacturing. These collaborators are expected to be granted exclusive or semi-exclusive rights to sell specific products on a disease application or market-specific basis in exchange for a royalty, equity investment, co-marketing, joint venture or other financial interest. Accordingly, the Company will be dependent on such third parties for the manufacturing and marketing of products subject to the collaboration. There can be no assurance the Company will be able to obtain or retain third-party manufacturing and marketing collaborations on acceptable terms, or at all, which may delay or prevent the commercialization of products under development. Such collaborative arrangements could result in lower revenues and profit margins than if the Company marketed a product itself.

     In the event the Company determines to establish its own manufacturing or marketing capabilities, it would require substantial additional funds. In the event the Company is able to obtain additional funds, as to which there can be no assurance, the Company may seek to market certain products, by developing an internal sales force or through contract sales representatives, directly to selected groups of physician specialists likely to prescribe or recommend the product. In such event, the Company would likely be responsible for all costs associated with developing, manufacturing and marketing the product.

     Assuming final approval of the Redux Settlement Agreement, the Company will be required to pay to the settlement fund up to an aggregate of $55,000,000 of royalties based on sales of Interneuron products and on certain other payments received by the Company in connection with product sales during the seven year period following the time when the settlement becomes final. See "Agreements--Redux Agreements--Settlement Agreement" and "Legal Proceedings".

     Citicoline

     As a result of the Company's withdrawal of the citicoline NDA, the additional time and expense required for citicoline product development, and the Company's limited cash resources, the Company is reevaluating its commercialization strategy for citicoline. The Company requires additional funds for manufacturing, distribution, marketing and selling efforts, the amount of which will depend upon whether the Company markets citicoline itself or enters into a corporate collaboration and the terms of any such collaboration. The Company has no commitments or arrangements to obtain additional funds and there can be no assurance such funds can be obtained on terms favorable to the Company or at all.

     The Company will be dependent upon third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing in accordance with the Company's requirements and cGMP regulations, as well as on third party arrangements for the distribution of citicoline. Supplies of citicoline finished product used for clinical purposes have been produced on a contract basis by third party manufacturers. The Company does not have arrangements with a manufacturer for supply of commercial quantities of finished product and there can be no assurance such agreement can be obtained on terms favorable to the Company or at all, which could adversely affect the Company's ability to commercialize citicoline on a timely and cost-effective basis. The Company is subject to an agreement with Ferrer requiring the Company to purchase from Ferrer citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. There can be no assurance the Company can or will establish on a timely basis, or maintain, manufacturing capabilities of bulk compound and finished product required to obtain regulatory approval or that any facilities used to produce citicoline will have complied, or will be able to maintain compliance, with cGMP or that such suppliers will be able to meet manufacturing requirements on a timely basis or at all. See "Risk Factors--Uncertainties Relating to Citicoline" and "--Need for Additional Funds".

     BEXTRA

     Following the termination of its agreement with Astra Pharmaceuticals, Intercardia has assumed responsibility for the U.S. development and commercialization for BEXTRA and is currently exploring possible development, commercialization and marketing collaborations for BEXTRA, as well as the selection of a third-party manufacturer for BEXTRA.

     Intercardia has an agreement with Knoll for the development and commercialization of bucindolol in all countries except the U.S. and Japan. Intercardia is responsible for 40% of development and marketing costs and is entitled to receive 40% of net profits, or pay 40% of net losses, as defined in the agreement. See "Agreements - Intercardia Agreements".

     Redux

     With respect to the marketing and manufacture of Redux, the Company sublicensed U.S. marketing rights to AHP, while retaining copromotion rights. Redux was launched in June 1996 and withdrawn in September 1997. The Company relied on AHP to target the obesity market and for distribution and advertising and promotional activities. The Company copromoted Redux through an approximately 30-person sales force to selected diabetologists, endocrinologists, bariatricians, nutritionists and weight management specialists, subject to certain restrictions. Under a contract manufacturing agreement, Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") produced on behalf of Interneuron commercial scale quantities of the finished dosage formulation of Redux in capsule form.

COMPETITION

General

     The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical companies and specialized biotechnology companies, are engaged in research and development of technologies and therapies similar to those being pursued by the Company. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and significantly greater experience in conducting clinical trials and other regulatory approval procedures and manufacturing and marketing pharmaceutical products than the Company. In the event the Company markets any products directly, it will compete with companies with well-established distribution networks and market position. See "Manufacturing and Marketing".

     There can be no assurance that products under development or introduced by others will not adversely affect sales of any products developed by the Company, render the Company's products or potential products obsolete or uneconomical or result in treatments or cures superior to any therapy developed by the Company or that any therapy developed by the Company will be preferred to any existing or newly developed products or technologies. Other companies may succeed in developing and commercializing products earlier than the Company or which are safer and more effective than those under development by the Company. Advances in current treatment methods may also adversely affect the market for such products. The approval and introduction of therapeutic products that compete with compounds being developed by the Company could also adversely affect the Company's ability to attract and maintain patients in clinical trials for the same indication or otherwise successfully complete its clinical trials. Colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with those of the Company. In addition, these institutions may compete with the Company in recruiting qualified scientific personnel. The Company expects technological developments in its fields of product development to occur at a rapid rate and expects competition to intensify as advances in these fields are made.

     Citicoline

     Activase, marketed by Genentech, Inc. for the treatment of acute ischemic stroke within three hours of symptom onset, is the first therapy to be indicated for the management of stroke. Activase is a genetically engineered version of the naturally occurring tissue plasminogen activator (t-PA). The Company is aware of certain drugs under development for stroke that did not achieve positive results in announced clinical trials and of a number of other drugs under development for stroke that are currently in clinical trials, including clomethiazole by Astra Pharmaceuticals, a glycine antagonist compound by Glaxo Wellcome plc, antifibrinogen by Knoll and Fiblast by AHP. Based on existing clinical data on citicoline, the Company believes citicoline may be an attractive post-stroke therapy, particularly in patients with moderate to severe strokes, due to its potentially broader, 24-hour post-stroke therapeutic window.

     BEXTRA

     The cardiovascular drug market is highly competitive with many drugs marketed by major multi-national and integrated pharmaceutical companies having substantially greater technical, marketing and financial resources than Intercardia. One competitive beta-blocker has been approved by the FDA for use in treating CHF and two companies have announced positive results from pivotal clinical trials of two other beta-blockers in CHF patients. Substantial educational efforts may be required to convince physicians of the therapeutic benefits of bucindolol.

     If approved, BEXTRA could be the third or fourth beta-blocker therapy to enter the U.S. market for CHF. To succeed in a competitive market, Intercardia believes that BEXTRA will need to be differentiated from other beta-blocker therapies, and there can be no assurance that the data from BEST will provide the basis for such differentiation. In addition, the price of the different therapies may become important, and as competition increases, the pressure to lower the price of BEXTRA may increase. There can be no assurance that Intercardia will be able to market BEXTRA on a profitable basis.

     Carvedilol, a non-selective beta-blocker with moderate vasodilating properties was launched in the United States by SmithKline Beecham as the product Coreg for the treatment of CHF. Carvedilol also is approved for the treatment of CHF in Europe and other markets. Coreg is being marketed by SmithKline Beecham directly and through a co-promotion with Hoffman-LaRoche Inc.

     Other pharmaceutical companies are developing beta-blockers as a treatment for CHF. In March 1998, Germany-based Merck KGaA announced early termination of the CIBIS II trial which studied bisoprolol as a treatment for CHF patients in Europe. Merck KGaA reported that in the trial, which enrolled 2,647 patients, those receiving bisoprolol had a significantly higher survival rate than those receiving customary treatment. Bisoprolol is a beta-1 receptor selective beta-blocker marketed in the United States by Lederle for hypertension. The Company does not know whether an application for bisoprolol's use in treating CHF will be filed in the United States or any other country. Even if an application is not filed, physicians could prescribe bisoprolol for this use on an "off-label" basis in countries where it has already been approved for a different indication. "Off-label" use of bisoprolol could reduce the market for bucindolol, especially if bisoprolol is less expensive than bucindolol.

     Astra Pharmaceuticals announced in November 1998 preliminary results of a mortality study ("MERIT") evaluating the beta-1 receptor selective beta-blocker metoprolol succinate. The preliminary results indicated that metoprolol significantly reduced mortality and improved survival of patients with CHF. The study was stopped early based on a scheduled interim analysis by the independent safety monitoring committee. Metoprolol is marketed as Toprol XL for hypertension and angina. If metoprolol is approved for use in treating CHF, Astra Pharmaceuticals, the Company's former collaborator for bucindolol, is expected to market the product. Under FDA "user fee" guidelines, a supplemental NDA for metoprolol is subject to a six month review by the FDA, compared to the 12 month review targeted for initial NDAs. Metoprolol therefore could be approved for use in treating CHF before bucindolol (assuming BEST results are positive).

Pagoclone

     Current therapy for anxiety or panic disorders generally includes benzodiazepines, such as Valium and Xanax, serotonin agonists such as BuSpar, and selective serotonin reuptake inhibitors such as Paxil, Zoloft and Prozac. In addition, the Company is aware of competitors which market certain prescription drugs for indications other than anxiety who are planning to seek an expansion of labeling to include anxiety as an indication. The Company is aware that other companies are developing compounds for anxiety that are in preclinical or clinical development. The Company requires substantial additional funds or a corporate collaboration to develop and commercialize Pagoclone and its failure to obtain such funds would delay and possibly prevent the drug's development. Any significant delay in development of pagoclone could adversely affect the competitive position of the drug, assuming FDA approval were obtained.

AGREEMENTS

Redux Agreements

     Settlement Agreement: On September 25, 1998, the U.S. District Court for the Eastern District of Pennsylvania (the "Court") preliminarily approved an Agreement of Compromise and Settlement (the "Settlement Agreement") between Interneuron and the Plaintiffs' Management Committee, consisting of attorneys designated by the Court to represent plaintiffs in the multi-district litigation relating to Redux, relating to the settlement of all product liability litigation and claims against the Company related to Redux. The Court also conditionally certified a limited fund class action. A fairness hearing on the settlement has been scheduled for February 25, 1999.

     The limited fund class action established by this settlement includes all persons in the United States who used Redux, and certain other persons such as their family members, who would be bound by the terms of the settlement. Membership in the class is mandatory for all persons included within the class definition.

     Under the terms of the proposed settlement, class members asserting claims against Interneuron will be required to seek compensation only from the settlement fund and their lawsuits against Interneuron will be dismissed. By agreeing to the proposed settlement, Interneuron does not admit liability to any plaintiffs or claimants. Under the Settlement Agreement, the released parties include, among other parties, Interneuron, Boehringer (except for claims arising from defects in the manufacture or packaging of Redux) and their respective affiliates and stockholders (in their capacity as stockholders).

     The Settlement Agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made after the Settlement Agreement is approved by the Court, which would follow the fairness hearing. These installments will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made after the settlement becomes final.

     In addition, the proposed settlement provides for Interneuron to cause all remaining and available product liability insurance proceeds related to Redux to be deposited into the settlement fund. As part of the Settlement Agreement, Interneuron and the Plaintiffs' Management Committee also entered into a Royalty Agreement. Under the Royalty Agreement, Interneuron agreed to make royalty payments to the settlement fund, in the total amount of $55,000,000, based upon sales of Interneuron products and other revenues, over a seven year period beginning after the settlement becomes final. Royalties will be paid at the rate of 7% of gross sales of Interneuron products sold by Interneuron, 15% of cash dividends received by Interneuron from its subsidiaries related to product sales, and 15% of license revenues (including license fees, royalties or milestone payments) received by Interneuron from a sublicensee related to product sales. All Interneuron products will be subject to this royalty during the applicable term.

     If, at the end of that seven year period, the amount of royalty payments made by Interneuron is less than $55,000,000, the settlement fund will receive shares of Interneuron stock ("Royalty Shares") in an amount equal to the unpaid royalty balance divided by $7.49 per share, subject to adjustment under certain circumstances such as stock dividends or distributions. In the event Interneuron merges with or sells all or substantially all of its assets to another corporation prior to payment of the $55,000,000 of royalties, the settlement fund shall be entitled to receive the kind and amount of shares of stock or other securities or property to which a holder of the number of shares of Common Stock (calculated based on the unpaid royalty balance at such time) would have been entitled to at the time of the transaction.

     Interneuron has the right of first refusal to purchase Royalty Shares in the event of any proposed transfer by the settlement fund and any transfers by the settlement fund must be in accordance with the volume restrictions contained in Rule 144(e) of the Securities Act of 1933, as amended. In addition, the settlement fund agreed to vote any Royalty Shares held by it in the same manner and proportion as the other holders of outstanding securities of Interneuron entitled to vote on any matter.

     The Company will record initial charges to operations for the estimated fair value of the Company's obligations under the Settlement Agreement, exclusive of insurance proceeds, at such time as the Company can determine that it is probable that the conditions to final settlement have been or will be met, which is expected to be subsequent to the Fairness Hearing and to the Supreme Court ruling in Ortiz. The settlement will not become final until approved by the Court and the time for filing appeals has passed or all appeals have been exhausted. See Note H of Notes to Consolidated Financial Statements.

     AHP Agreements: In November 1992, the Company entered into a series of agreements (the "AHP Agreements") which granted American Cyanamid Company the exclusive right to manufacture and market dexfenfluramine in the U.S. for use in treating obesity associated with abnormal carbohydrate craving, with the Company retaining copromotion rights. In 1994 AHP acquired American Cyanamid Company. The agreements are for a term of 15 years commencing on the date dexfenfluramine is first commercially introduced by AHP, subject to earlier termination.

     Under the AHP Agreements, AHP purchased preferred stock of the Company for an aggregate purchase price of $3,500,000. As of September 30, 1998, AHP owned shares of Interneuron preferred stock convertible into an aggregate of 622,222 shares of Common Stock.

     The AHP Agreements provide for base royalties to the Company of 11.5% of AHP's net sales of Redux (equal to the royalty required to be paid by the Company to Servier) and for "additional" royalties, the applicable rates of which during fiscal 1997 ranged from 5% of the first $50,000,000 of net sales to 10% of net sales over $150,000,000.

     The Company also agreed to sell to AHP and AHP agreed to purchase from the Company for five years from commercial introduction of dexfenfluramine all of AHP's requirements for dexfenfluramine in bulk chemical form at a purchase price equal to the price required to be paid by the Company to Servier.

     AHP has the right to terminate its sublicense upon 12 months notice to the Company. The AHP Agreements provide that Servier has the right to withdraw its consent to the sublicense under certain circumstances. Servier consented to the AHP acquisition of American Cyanamid Company.

     The AHP Agreements provide that AHP could continue to market Pondimin but agreed that so long as Redux remains commercially viable, AHP will differentiate Redux for promotional and marketing purposes and will not promote or market Pondimin or any other product for the anti-obesity indication which competes directly with Redux in a manner which negatively affects the future market for Redux.

     Effective June 1996 the Company entered into a three year copromotion agreement with Wyeth-Ayerst (the "Copromotion Agreement"). The Copromotion Agreement provides for Interneuron to promote Redux to certain diabetologists, endocrinologists, bariatricians and weight management specialists, subject to certain restrictions, and receive payments from AHP for a portion of the Company's actual costs. Interneuron was also entitled to varying percentages of profit derived from sales generated by its sales force, after deducting certain costs.

     Redux was withdrawn from the market in September 1997. As a result, Interneuron terminated its sales force and received no revenues from AHP in fiscal 1998.

     Under the AHP Agreements, under certain circumstances, the Company is required to indemnify AHP, and the Company is entitled to indemnification by AHP against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company. See "Risk Factors -- Risks Relating to Redux Litigation".

     During fiscal 1997, the Company entered into agreements with AHP and Servier for the development and commercialization in the U.S. of a sustained release, once-a-day form of Redux. Interneuron and AHP each paid Servier $2,000,000 in connection with the signing of the agreement. Following the withdrawal of Redux, this program was discontinued.

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

     An affiliate of Servier supplied the Company with all of the Company's bulk chemical requirements for dexfenfluramine for incorporation into the finished dosage formulation. Interneuron agreed to indemnify Servier under certain circumstances. See "Risk Factors -- Risks Relating to Redux Litigation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Boehringer Ingelheim Agreement: In November 1995, the Company entered into an approximately three-year manufacturing agreement with Boehringer under which Boehringer supplied, and the Company purchased all of its requirements for Redux capsules from Boehringer. The contract contained certain minimum purchase and insurance commitments by the Company and required conformance by Boehringer to the FDA's cGMP regulations. Interneuron agreed to indemnify Boehringer under certain circumstances. Boehringer is a released party under the Settlement Agreement, except for specified claims. See "Legal Proceedings".

Citicoline

     In January 1993, the Company entered into a license and supply agreement with Ferrer, as amended in June 1998 (the "Ferrer Agreement"), granting the Company the exclusive right to make, use and sell any products or processes developed under patent rights relating to certain uses of citicoline in exchange for an up-front license fee and royalties based on sales. The Company's license includes patent and know-how rights in the U.S. and know-how rights in Canada, and is for a period coextensive with Ferrer's license from MIT. The underlying U.S. patent expires in 2003. The Ferrer Agreement also provides that Ferrer shall, subject to certain limitations, be the exclusive supplier at a fixed price of raw materials required for the manufacture of any product developed under such patent rights. The agreement provides that Ferrer may terminate the agreement under certain circumstances, including the insolvency or bankruptcy of Interneuron, in the event more than 50% of the ownership of Interneuron is transferred to a non-affiliated third party or in the event FDA approval of citicoline is not obtained by January 31, 2002. The agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control. The agreement requires Interneuron to use diligent efforts to obtain regulatory approval.

     In June 1998, the Company licensed to Ferrer worldwide rights, except in the U.S. and Canada, to the Company's patent rights relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In exchange, the Company will be entitled to royalties from Ferrer on certain exports to, and sales of, the solid oral form of citicoline in certain countries upon its approval in each country. See "Patents and Proprietary Rights".

Pagoclone

     In February 1994, the Company licensed from RPR exclusive worldwide rights for the manufacture, use and sale of pagoclone under patent rights and know-how related to the drug. The trademark will be owned by Interneuron. In exchange, the Company paid RPR a license fee and agreed to make milestone payments based on clinical and regulatory developments, and royalties based on net sales. This license agreement provides that it is terminable in certain circumstances such as material breach or insolvency. Unless earlier terminated, the license ends with respect to each country in the territory upon the expiration of the last to expire applicable patent in that country. The Company agreed to conduct at its expense and be responsible for all clinical trials with respect to pagoclone and all related regulatory submissions. Under the agreement, RPR has supplied limited quantities of raw materials and finished product for use in clinical trials. Interneuron granted RPR an option to sublicense from Interneuron under certain conditions rights to market pagoclone in France. Interneuron agreed to indemnify RPR against claims and other damages resulting from the testing, manufacture, use and sale of pagoclone and is required to maintain product liability insurance.

IP 501

     During 1997, the Company obtained an exclusive option to license a compound (designated by the Company as IP 501) for the treatment and prevention of liver diseases, including alcohol-induced cirrhosis and Hepatitis C. The option grants Interneuron the right to obtain an exclusive license on specified terms, subject to U.S. government uses, in North America, Japan and Korea, to an issued U.S. patent and U.S. and international patent applications, following Interneuron's review of data from an ongoing government-sponsored Phase 3 clinical trial.

PACAP

     In April 1998, the Company licensed from Tulane University exclusive, worldwide rights to a U.S. patent and U.S. and foreign patent applications owned by Tulane relating to a novel neuropeptide, known as PACAP (pituitary adenylate cyclase activating polypeptide). Preclinical data suggests the potential of PACAP as a treatment for stroke and other neurodegenerative diseases. Under terms of the license, the Company paid Tulane an upfront licensing fee, and agreed to fund research over a two-year period, make additional payments based on the achievement of clinical and regulatory review milestones and to pay Tulane royalties on net sales of any product developed from this program.

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

     The patent rights to the use of fluoxetine in treating premenstrual syndrome are licensed by the Company from MIT. The use of fluoxetine to treat PMS was discovered by Judith Wurtman, Ph.D., and Richard J. Wurtman, M.D., scientific founder of Interneuron, both of MIT.

Lidodex

     In December 1996, the Company entered into an agreement with Algos for the development and commercialization of a combination pharmacological product known as LidodexNS, for the treatment of acute migraine headache. The agreement establishes a multi-stage development collaboration between Algos and Interneuron and licenses to Interneuron rights, co-exclusive with Algos, to manufacture and market the combined agent. This collaboration will include certain pre-clinical studies, clinical trials and regulatory review activities overseen by a joint steering committee. The companies agreed to share in the marketing and profits of LidodexNS.

Intercardia Agreements

     Termination of Astra Merck Agreement: In September 1998, Intercardia, CPEC and Astra Pharmaceuticals terminated the Marketing and Development Collaboration and License Agreement relating to the U.S. development and commercialization of the twice-daily formulation of bucindolol for the treatment of CHF, in connection with the restructuring of Astra Merck, Inc. The original agreement was entered into in December 1995. In connection with the termination of this agreement and resolution of an earlier dispute relating to responsibility for funding certain costs, Astra Pharmaceuticals made a $4,000,000 payment to CPEC. As a result, Intercardia has assumed responsibility for the U.S. development and commercialization for BEXTRA. Intercardia requires a corporate collaboration or additional funds for the commercialization of BEXTRA and is currently exploring possible development, commercialization and marketing collaborations.

     Pursuant to the Astra Merck Collaboration, Astra Pharmaceuticals made a $5,000,000 payment to CPEC, assumed responsibility for certain obligations of CPEC and committed an amount up to $15,000,000 of U.S. development costs for the twice-daily formulation of bucindolol, including Intercardia's costs related to the BEST study. Intercardia and CPEC paid Astra Pharmaceuticals an aggregate of $10,000,000 in December 1997 (of which a portion was paid by Interneuron, reflecting its percentage ownership interest in CPEC, as a loan to CPEC). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     BASF Pharma/Knoll, AG Agreement: In December 1996, Intercardia entered into an agreement with Knoll (the "Knoll Collaboration") relating to the development, manufacture and marketing of bucindolol for the treatment of CHF in all countries with the exception of the U.S. and Japan. The Knoll Collaboration relates to both the twice-daily bucindolol formulation and the once-daily bucindolol formulation currently under development. Under the terms of the Knoll Collaboration, Knoll has made payments totaling approximately $3,628,000 to CPEC which were recognized as contract and license fee revenue. Knoll agreed to make future payments to CPEC upon the achievement of product approval and sales milestones.

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

     The Knoll Collaboration is to continue for 15 years after the first commercial sale with respect to each country in the Knoll Territory, subject to two additional five-year renewals at Knoll's option. Knoll has the right to terminate the Knoll Collaboration at any time prior to the termination of BEST and within 60 days after the BEST primary end-point results are reported to Knoll. Because a significant portion of Intercardia's development, commercialization and marketing activities relating to bucindolol in the Knoll Territory are conducted and funded by Knoll, Intercardia is substantially dependent upon this arrangement for the success of bucindolol in the Knoll Territory.

     Bristol-Myers Squibb Agreement: Through CPEC, Intercardia has an exclusive worldwide license from BMS to bucindolol for pharmaceutical therapy for congestive heart failure and left ventricular function. The license requires Intercardia to conduct all appropriate clinical trials necessary for the preparation and filing of an NDA and a comparable application in at least one Western European country. Intercardia is obligated to pay royalties on net product sales. Unless earlier terminated, the bucindolol license continues, with respect to each country, until the later of patent expiration, or 15 years after first commercial sale of bucindolol (subject to two five-year renewals at Intercardia's option). CPEC's royalty obligations extend beyond the expiration date of the underlying patent, which may materially adversely affect BEXTRA's competitive position in the event a generic version of bucindolol is introduced.

     SkyePharma Development and License Agreement: In April 1996, Intercardia entered into an agreement with SkyePharma to determine the feasibility of developing a once-daily formulation of bucindolol using SkyePharma proprietary technology. If the formulation is successfully developed, Intercardia is required to pay milestone fees as well as royalties to SkyePharma on net sales of the once-daily formulation, until the expiration of the relevant patent on a country-by-country basis (or 15 years, if no patent is issued in that country). If Intercardia elects not to proceed with development of a formulation that has been shown to be feasible, SkyePharma may develop the formulation unless Intercardia makes a $500,000 payment.

     Merck Agreement: In July 1997, Transcell, Interneuron and Merck entered into a Research Collaboration and License Agreement (the "Merck Agreement") relating to the discovery, development and commercialization of novel antibacterial agents. In connection with the Transcell Acquisition, Intercardia was assigned and assumed all of Transcell's and Interneuron's rights and obligations under the Merck Agreement, partially in exchange for payment to Interneuron of the Initial Technology/Guaranty Payment and royalties based on sales of any products developed under the Merck Agreement. The initial focus of this collaboration is the discovery and biological evaluation of analogues of anti-bacterial compounds selected from two distinct structural classes and the license to Merck of any products arising out of the two research programs. Intercardia agreed to utilize its combinatorial technologies to prepare libraries of carbohydrate derivative compounds for biological evaluation and further development.

     Under the Merck Agreement, Merck made initial option and license payments aggregating $2,500,000, agreed to provide research support over two years, and agreed to provide additional payments based upon the achievement of defined clinical development and regulatory milestones for each program. In addition, Merck agreed to pay royalties on net sales of any products that may be developed based on the research programs.

     Certain of the rights licensed to Merck are based on exclusive licenses or rights held by Intercardia from Princeton University, which has received and will be entitled to varying percentages of certain payments and royalties received from Merck. In connection with the Transcell Acquisition, Intercardia also agreed to pay Interneuron a royalty on net sales of products subject to the Merck Agreement.

     Princeton Licenses: In connection with the Transcell Acquisition, Intercardia was assigned and assumed license agreements previously entered into between Princeton and each of Transcell and Interneuron granting exclusive worldwide licenses to specified patent applications and any patents that issue therefrom covering a significant portion of Intercardia's carbohydrate chemistry technology, including any derivative patent applications or patents that issue, in exchange for a license fee, annual maintenance fees, milestone payments and royalties based on sales. The license agreements require Intercardia to use its best efforts to commercialize the licensed products or processes, including in certain cases satisfying milestones.

PATENTS AND PROPRIETARY RIGHTS

     Citicoline

     The compound citicoline is not covered by a composition of matter patent. Interneuron licensed from Ferrer a U.S. patent covering the administration of citicoline to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine that expires in 2003. As described in the licensed patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuro-muscular disorders and post-stroke rehabilitation. Although the claim of the licensed patent is broadly directed to the treatment of inadequate release of brain acetylcholine, there can be no assurance this patent will afford protection against competitors of citicoline to treat ischemic stroke.

     U.S. patents were issued to Interneuron in September and October 1998 relating to use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. The Company licensed rights to this patent to Ferrer worldwide except in the U.S. and Canada, in exchange for which the Company will be entitled to royalties from Ferrer on certain exports to, and sales of, the solid oral form of citicoline in certain countries upon its approval in each country. Additional domestic and international patent applications have been filed by the Company.

     In addition to any proprietary rights provided by these patents, the Company intends to rely on the provisions of the Waxman-Hatch Act to obtain a period of marketing exclusivity in the U.S., if the FDA approves citicoline for marketing in the U.S., although there is no assurance market exclusivity will be granted. The Waxman-Hatch Act establishes a period of time from the date of FDA approval of certain new drug applications during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors, although it may accept or approve long-form applications (that is, other NDAs supported by pivotal studies) for such drug. The applicable period is five years in the case of drugs containing an active ingredient not previously approved. See "Risk Factors--Uncertainty Regarding Waxman-Hatch Act".

     Pagoclone

     Interneuron licensed from RPR on a worldwide basis patents and patent applications covering a composition of matter, processes, and metabolites of pagoclone. A U.S. composition of matter patent was issued in October 1990 and related U.S. patents were issued in February and March 1996.

     Other Interneuron Products

     Interneuron has an option to license a U.S. patent issued on February 8, 1994, relating to a phospholipid found in lecithin, which in turn is obtained from soya bean oil. Three claims of this patent relate to methods of preventing or treating liver cirrhosis in mammals by administering an effective amount of the compound. European and Japanese counterparts are pending.

     Under its agreement with Tulane University, the Company has rights under several U. S. patents and patent applications, owned by Tulane or co-owned by Tulane and Takeda, which are directed to PACAP polypeptides, their compositions and methods of use for the treatment or prevention of brain damage. The Company also has rights under a number of European, Canadian and Japanese counterparts of these domestic patents and patent applications, which counterparts were filed generally in 1990.

     Intercardia

     CPEC has licensed from BMS a compound patent on bucindolol which expired in November 1997. Intercardia intends to pursue up to five years of market exclusivity under the Waxman-Hatch Act, although there can be no assurance such exclusivity will be obtained, and also may develop a once-daily formulation of the drug. See "Government Regulation."

     As a result of the Transcell Acquisition, Intercardia owns or licenses from Princeton University 11 issued patents in the United States relating to its combinatorial carbohydrate technology. A number of patent applications are pending. Intercardia has rights to license inventions arising out of research sponsored at Princeton University.

     Redux

     Under the Servier Agreements, the Company has an exclusive license to sell dexfenfluramine in the U.S. under a patent covering the use of dexfenfluramine to treat abnormal carbohydrate craving, which was sublicensed by the Company to AHP. Use of dexfenfluramine for the treatment of abnormal carbohydrate craving was patented by Drs. Richard Wurtman and Judith Wurtman. Dr. Richard Wurtman is a consultant to and a director of Interneuron. This use patent was assigned to MIT and licensed by MIT to Servier, and pursuant to the Servier Agreements, was licensed to the Company.

     General

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

     The products being developed by the Company may conflict with patents which have been or may be granted to competitors, universities or others. Third parties could bring legal actions against the Company claiming patent infringement and seeking damages or to enjoin clinical testing, manufacturing and marketing of the affected product or process. If any such actions are successful, in addition to any potential liability for damages, the Company could be required to obtain a license, which may not be available, in order to continue to manufacture or market the affected product or use the affected process. The Company also relies upon unpatented proprietary technology and may determine in some cases that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurance can be made that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or disclose such technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. The Company may also conduct research on other pharmaceutical compounds or technologies, the rights to which may be held by, or be subject to, patent rights of third parties and accordingly, if products based on such technologies are commercialized, they may infringe such patents or other rights.

GOVERNMENT REGULATION

     Therapeutics:

     Most of the Company's products will require regulatory clearance prior to commercialization by the FDA and by comparable agencies in most foreign countries. The nature and extent of regulation differs with respect to different products. In order to test, produce and market certain therapeutic products in the United States, mandatory procedures and safety standards, approval processes, and manufacturing and marketing practices established by the FDA must be satisfied.

     An IND application is required before human clinical use in the United States of a new drug compound or biological product can commence. The IND application includes results of pre-clinical (animal) studies evaluating the safety and efficacy of the drug and a detailed description of the clinical investigations to be undertaken.

     Clinical trials are normally done in three phases, although the phases may overlap. Phase 1 trials are concerned primarily with the safety and preliminary effectiveness of the product. Phase 2 trials are designed primarily to demonstrate effectiveness in treating the disease or condition for which the product is limited, although short-term side effects and risks in people whose health is impaired may also be examined. Phase 3 trials are expanded clinical trials intended to gather additional information on safety and effectiveness needed to clarify the product's benefit-risk relationship, discover less common side effects and adverse reactions, and generate information for proper labeling of the drug, among other things. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. When data is required from long-term use of a drug following its approval and initial marketing, the FDA can require Phase 4, or post-marketing, studies to be conducted.

     With certain exceptions, once successful clinical testing is completed, the sponsor can submit an NDA for approval of a drug. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. There can be no assurance that the FDA or any foreign health authority will grant an approval on a timely basis, or at all. The FDA may deny an NDA, in its sole discretion, if it determines that its regulatory criteria have not been satisfied or may require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP regulations. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state, local or foreign agencies.

     Even after initial FDA or foreign health authority approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or foreign regulatory authority will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, an application seeking approval of such changes may be required to be submitted to the FDA or foreign regulatory authority.

     Patent Term Extension and Market Exclusivity:

     Under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the "Waxman-Hatch Act"), a patent which claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for development and FDA review of the product. The Waxman-Hatch Act also establishes periods of market exclusivity, which are various periods of time following approval of a drug during which the FDA may not approve, or in certain cases even accept, applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data.

     The Company believes that citicoline may be entitled to patent extension and each of citicoline and bucindolol may be entitled to five years of market exclusivity under the Waxman-Hatch Act. However, there can be no assurance that the Company will be able to take advantage of either the patent term extension or marketing exclusivity provisions or that other parties will not challenge the Company's rights to such patent extension or market exclusivity.

     Foods and Dietary Supplements:

     Foods with health-related claims are subject to regulation by the FDA as conventional foods, medical foods, dietary supplements or drugs, and a product's classification will depend, in part, on its intended use as reflected in the claims for the product. InterNutria's products were dietary supplements pursuant to the Dietary Supplement Health Education Act of 1994 for the dietary management of physiological processes.

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

     Devices:

     The AnatoMark device manufactured and marketed by the Company is also subject to regulation by the FDA. The FDA requires manufacturers of medical devices to comply with applicable laws and regulations governing the testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control.

     One process, which was applicable to AnatoMark, applies to any new device that is substantially equivalent to a device first marketed prior to May 1976 and does not require pre-market approval. In this case, FDA permission to distribute the device can be accomplished by submission of a pre-market notification submission (a "510(k) Submission"), and issuance by the FDA of an order permitting commercial distribution. A 510(k) Submission must provide information supporting its claim of substantial equivalence. If clinical data from human experience is required to support a 510(k) Submission, this data must be gathered in compliance with investigational device exemption regulations for investigations performed in the United States. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices which do not significantly affect safety or effectiveness can generally be made by the Company without additional 510(k) Submissions. The Company's AnatoMark device received FDA authorization for marketing in July 1998.

     Other:

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

EMPLOYEES

     As of September 30, 1998, Interneuron and Intercardia had 92 full-time employees, including 38 at Interneuron and 54 at Intercardia. The Company adopted a plan to discontinue InterNutria's operations in September 1998. InterNutria had seven employees at such time. At September 30, 1998, Progenitor had 55 employees. However, in December 1998, Progenitor announced its intention to terminate its operations. None of the Company's employees is represented by a labor union and Interneuron believes its employee relations are satisfactory. The Company is highly dependent upon certain key personnel and believes its future success will depend in large part on its ability to retain such individuals and attract other highly skilled management, marketing and scientific personnel. See "Risk Factors - Risks Relating to Redux Litigation."

     Item 2. Properties

     The Company leases an aggregate of approximately 43,300 square feet of office space in Lexington, MA. The lease expires in April 2002 and provides for annual rent of approximately $696,000. The Subsidiaries (excluding Progenitor) are parties to office and laboratory leases providing for aggregate annual rental of approximately $1,225,000. The Company has guaranteed certain Subsidiaries' obligations under lease arrangements.

Item 3. Legal Proceedings

     Product Liability Litigation

     The Company has been named, together with other pharmaceutical companies, as a defendant in approximately 779 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiff's allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen-phen"), causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

     Proposed Settlement of Product Liability Litigation: On September 25, 1998, the U.S. District Court for the Eastern District of Pennsylvania (the "Court") preliminarily approved an Agreement of Compromise and Settlement (the "Settlement Agreement") between Interneuron and the Plaintiffs' Management Committee, consisting of attorneys designated by the Court to represent plaintiffs in the multi-district litigation relating to Redux, relating to the settlement of all product liability litigation and claims against the Company related to Redux. The Court also conditionally certified a limited fund class action. The Court order followed a letter of understanding outlining terms of the settlement announced on September 3, 1998 and execution of the formal settlement agreement between the Company and the Plaintiffs' Management Committee. A fairness hearing on the settlement has been scheduled for February 25, 1999.

     On November 3, 1998, the Court issued a stay halting all product liability litigation, pending and future, in state courts against the Company related to Redux. This followed the issuance of a similar stay halting Redux product liability litigation in federal courts on September 3, 1998. These stays will remain effective until the fairness hearing scheduled for February 25, 1999 and may be extended pending the outcome of this hearing.

     The limited fund class action established by this settlement includes all persons in the United States who used Redux, and certain other persons such as their family members, who would be bound by the terms of the settlement. Membership in the class is mandatory for all persons included within the class definition.

     Under the terms of the proposed settlement, class members asserting claims against Interneuron will be required to seek compensation only from the settlement fund and their lawsuits against Interneuron will be dismissed. By agreeing to the proposed settlement, Interneuron does not admit liability to any plaintiffs or claimants. Under the Settlement Agreement, the released parties include, among other parties, Interneuron, Boehringer (except for claims arising from defects in the manufacture or packaging of Redux) and their respective affiliates and stockholders (in their capacity as stockholders).

     Summary of Settlement Agreement: The settlement agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made after the settlement agreement is approved by the Court, which would follow the fairness hearing. These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made after the settlement becomes final.

     In addition, the proposed settlement provides for Interneuron to cause all remaining and available product liability insurance proceeds related to Redux to be deposited into the settlement fund. As part of the Settlement Agreement, Interneuron and the Plaintiffs' Management Committee also entered into a Royalty Agreement. Under the Royalty Agreement, Interneuron agreed to make royalty payments to the settlement fund, in the total amount of $55,000,000, based upon sales of Interneuron products and other revenues, over a seven year period beginning after the settlement becomes final. Royalties will be paid at the rate of 7% of gross sales of Interneuron products sold by Interneuron, 15% of cash dividends received by Interneuron from its subsidiaries related to product sales, and 15% of license revenues (including license fees, royalties or milestone payments) received by Interneuron from a sublicensee related to product sales. All Interneuron products will be subject to this royalty during the applicable term. If, at the end of that seven year period, the amount of royalty payments made by Interneuron is less than $55,000,000, the settlement fund will receive shares of Interneuron Common Stock ("Royalty Shares") in an amount equal to the unpaid royalty balance divided by $7.49 per share, subject to adjustment under certain circumstances such as stock dividends or distributions.

     In the event Interneuron merges with or sells all or substantially all of its assets to another corporation prior to payment of the $55,000,000 of royalties, the settlement fund shall be entitled to receive the kind and amount of shares of stock or other securities or property to which a holder of the number of shares of Common Stock (calculated based on the unpaid royalty balance at such time) would have been entitled to at the time of the transaction. Interneuron has the right of first refusal to purchase Royalty Shares in the event of any proposed transfer by the settlement fund and any transfers by the settlement fund must be in accordance with the volume restrictions contained in Rule 144(e) of the Securities Act of 1933, as amended. In addition, the settlement fund agreed to vote any Royalty Shares held by it in the same manner and proportion as the other holders of outstanding securities of Interneuron entitled to vote on any matter.

     Conditions to Final Settlement: The settlement will not become final until approved by the Court and the time for filing appeals has passed or all appeals have been exhausted. In this case, in order to approve the settlement, the Court must make a determination that the proposed settlement is fair and reasonable and meets each of the prerequisites for a class action generally, and for a "limited fund" class action in particular, all as required by the Federal Rules of Civil Procedure. Pursuant to these rules, notice of the proposed settlement was provided to potential class members in November 1998, and the Court has scheduled a Fairness Hearing for February 25, 1999 (the "Fairness Hearing"). At the Fairness Hearing, proponents and opponents of the proposed settlement will be given an opportunity to present written and oral arguments in favor of or against the settlement. Following the Fairness Hearing, the Court must determine if the case is properly certified as a limited fund class action, and if so, whether the terms of the Settlement Agreement are fair and reasonable.

     The Company may withdraw from the Settlement Agreement, or the Settlement Agreement may otherwise terminate, under any of the following conditions: (i) final approval of the Settlement Agreement is not entered by the Court; (ii) class certification and/or approval of the Settlement Agreement is overturned on appeal for any reason; (iii) pending and future litigation against the Company or any other party released by the Settlement Agreement ("Released Parties") is not permanently enjoined on the final approval date; (iv) the class action and all pending multi-district lawsuits against the Released Parties are not dismissed with prejudice on the final approval date; (v) an order is not entered by the Court permanently barring contribution and indemnity claims by other defendants in the diet drug litigation; and (vi) Interneuron is unable to compel tender of its insurance proceeds.

     On November 20, 1998, one of the insurers filed an action against Servier and the Company in the Court, pursuant to the federal interpleader statute. The insurer alleges that both Servier and the Company have asserted claims against a commercial excess insurance policy issued by the insurer to Interneuron with limits of $5,000,000 in excess of $20,000,000. The insurer has deposited the limits of the policy into the registry of the Court.

     There can be no assurance that after the Fairness Hearing the Court will approve the settlement, and even if the settlement is approved by the Court, opponents of the settlement may appeal the Court's opinion to the United States Court of Appeals for the Third Circuit. In addition, there is a case pending before the United States Supreme Court (Ortiz v. Fibreboard Corporation et al.) ("Ortiz"), that may influence the Court's decision or the outcome of any appeal that might be taken. Oral argument in the Ortiz case was heard on December 8, 1998 and the Supreme Court is likely to render its opinion between January and June 1999. Although factually distinguishable in many respects from the Company's proposed settlement, Ortiz involves an appeal from a mandatory, putative "limited fund" class action settlement. There can be no assurance that the Supreme Court's rulings in Ortiz will not significantly influence, or potentially result in the overturning of, the Settlement Agreement.

     Future Charges to Operations: The Company will record initial charges to operations for the estimated fair value of the Company's obligations under the Settlement Agreement, exclusive of insurance proceeds, at such time as the Company can determine that it is probable that the conditions to final settlement have been or will be met, which is expected to be subsequent to the Fairness Hearing and to the Supreme Court ruling in Ortiz. The amount of the liability to be recognized by the Company pursuant to the Settlement Agreement is likely to be significant and to materially adversely affect the Company's net worth. Additionally, if the Company records such charges prior to the final settlement date, then on the date the Settlement Agreement becomes final, the Company will determine if there was any increase in the fair value of the equity conversion feature of the Royalty Agreement and record any such increase as an additional charge to operations. From the date the Company records the charge and related liability for the settlement and through the term of the Royalty Agreement, the Company will record charges to accrete the liability attributable to the royalty feature of the Royalty Agreement up to the amount of royalties the Company expects to pay pursuant to the Royalty Agreement over the time the Company expects to make such royalty payments. Payments to be made by the Company pursuant to the Settlement Agreement could have a material adverse effect on the operations and financial condition of the Company. See Note H of Notes to Consolidated Financial Statements.

     Securities Litigation

     The Company and certain present or former directors and/or officers of the Company have been named as defendants in nine lawsuits filed in the United States District Court for the District of Massachusetts by alleged purchasers of the Company's Common Stock, purporting to be class actions. The lawsuits claim among other things, that the Company violated the federal securities laws by publicly disseminated materially false and misleading statements concerning the prospects and safety of Redux, resulting in the artificial inflation of the Company's Common Stock price during various alleged class periods.

     On January 23, 1998, the Court entered an order consolidating all of these actions for pretrial purposes. The plaintiffs subsequently filed a First Amended And Consolidated Class Action Complaint [Corrected Version] (the "Complaint") containing substantially similar substantive allegations against the Company, one current officer and director and one current director and alleging a class period of December 19, 1996 through September 15, 1997. The Complaint does not specify the amount of alleged damages plaintiffs seek to recover. On May 11, 1998, the defendants moved to dismiss the Complaint. On August 14, 1998, the Company received notice that the defendants' motion to dismiss was denied.

     The Court held a Case Management Conference on September 23, 1998, and issued a procedural order on that same day establishing a schedule for class certification briefing, fact and expert discovery, dispositive motions briefing and trial. Trial is scheduled for April 2000. The Company is vigorously pursuing its defenses to these actions.

     General

     Under certain circumstances, the Company may be required to indemnify Servier, Boehringer and AHP, and the Company may be entitled to indemnification by AHP, against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company.

     Although the Company maintains certain product liability and director and officer liability insurance and intends to defend the product liability, securities and similar actions vigorously, the Company has been required and may continue to be required to devote significant management time and resources to these legal actions. Payments under the Settlement Agreement will adversely affect the Company's financial condition and results of operations. If the Settlement Agreement is overturned or not made final, the ongoing Redux-related product liability litigation would then proceed against the Company. In this event, the existence of such litigation may continue to materially adversely affect the Company's business, including its ability to obtain sufficient financing to fund operations. In addition, although the Company is unable to predict the outcome of any such litigation, in the event the proposed settlement does not become final and in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim was made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the costs and uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's common stock and on the Company's ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, and to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business, financial condition and results of operations. See "Risk Factors" and Note H of Notes to Consolidated Financial Statements.

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

EXECUTIVE OFFICERS

     The following table sets forth the names and positions of the executive officers of the Company:


Name                          Age  Position
----                          ---  --------
Lindsay A. Rosenwald, M.D.     43  Chairman of the Board of Directors
Glenn L. Cooper, M.D.          45  President, Chief Executive Officer and Director
Mark S. Butler                 52  Executive Vice President, Chief Administrative
                                   Officer and General Counsel
Bobby W. Sandage, Jr., Ph.D.   45  Executive Vice President, Research and
                                   Development and Chief Scientific Officer

     Lindsay A. Rosenwald, M.D. was a co-founder and since February 1989 has been Chairman of the Board of Directors of the Company. Dr. Rosenwald has been the Chairman and President of The Castle Group Ltd., a biotechnology and biopharmaceutical venture capital firm, since October 1991, the founder and Chairman of Paramount Capital Investments, LLC, a biotechnology, biomedical and biopharmaceutical merchant banking firm, since 1995, the founder and Chairman of Paramount Capital, Inc., an investment banking firm, since February 1992, and the founder and Chairman of Paramount Capital Asset Management, Inc. a money management firm specializing in the life sciences industry since June 1994. Dr. Rosenwald received his M.D. from Temple University School of Medicine and his B.S. in Finance from Pennsylvania State University. Dr. Rosenwald is also a director of the following publicly-traded pharmaceutical or biotechnology companies: BioCryst Pharmaceuticals, Inc., Neose Technologies, Inc., Sparta Pharmaceuticals, Inc., VIMRx Pharmaceuticals, Inc. and is a director of a number of privately held companies in biotechnology or pharmaceutical fields.

     Glenn L. Cooper, M.D. has been President, Chief Executive Officer and a director of the Company since May 1993. Dr. Cooper was also Progenitor's President and Chief Executive Officer from September 1992 to June 1994, is a director of each of the Subsidiaries. Dr. Cooper is a director of Genta Incorporated ("Genta"), a publicly-traded biotechnology company. Prior to joining Progenitor, Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx Pharmaceuticals Corporation from August 1990. Dr. Cooper had been associated with Eli Lilly since 1985, most recently, from June 1987 to July 1990, as Director, Clinical Research, Europe, of Lilly Research Center Limited; from October 1986 to May 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from June 1985 to September 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories. Dr. Cooper received his M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and received his A.B. from Harvard College.

     Mark S. Butler joined the Company in December 1993 as Senior Vice President (and in December 1995 was appointed Executive Vice President), Chief Administrative Officer and General Counsel. Prior to joining the Company, Mr. Butler was associated with the Warner-Lambert Company since 1979, serving as Vice President, Associate General Counsel since 1990, as Associate General Counsel from 1987 to 1990, Assistant General Counsel from 1985 to 1987 and in various other legal positions from 1979 to 1985. From 1975 to 1979, Mr. Butler was an attorney with the law firm of Shearman & Sterling.

     Bobby W. Sandage, Jr., Ph.D. joined the Company in November 1991 as Vice President - Medical and Scientific Affairs and was appointed Vice President -Research and Development in February 1993, Senior Vice President - Research and Development in February 1994 and Executive Vice President Research and Development and Chief Scientific Officer in December 1995. From February 1989 to November 1991 he was Associate Director, Project Management for the Cardiovascular Research and Development division of DuPont Merck Pharmaceutical Company. From May 1985 to February 1989 he was affiliated with the Medical Department of DuPont Critical Care, most recently as associate medical director, medical development. Dr. Sandage is an adjunct professor in the Department of Pharmacology at the Massachusetts College of Pharmacy. Dr. Sandage received his Ph.D. in Clinical Pharmacy from Purdue University and his B.S. in Pharmacy from the University of Arkansas. He is a director of Aeolus, a subsidiary of Intercardia, and of Genta.

                             ---------------------

     Dale Ritter joined the Company in October 1994 as Corporate Controller and in December 1996 was named Vice President and Chief Accounting Officer. In July 1998, Mr. Ritter was named Senior Vice President of Finance and as of August 18, 1998 was appointed Acting Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Ritter was Director of Finance at Parexel International Corporation from 1990 to September 1994.

     The Company is actively seeking a permanent Chief Financial Officer.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, there were no reports required under Section 16(a) of the Securities Exchange Act of 1934 which were not timely filed during fiscal 1998.

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


                                         High        Low
Fiscal Year Ended September 30, 1997:
October 1 through December 31, 1996    $  29 3/4    $ 18 1/2
January 1 through March 31, 1997          32 5/8      15 7/8
April 1 through June 30, 1997             21 5/8      12 3/4
July 1 through September 30, 1997         22          10 7/8

Fiscal Year Ended September 30, 1998:
October 1 through December 31, 1997    $  13 3/4    $  9 1/8
January 1 through March 31, 1998        10 15/16     7 11/16
April 1 through June 30, 1998             15 1/2       3 1/8
July 1 through September 30, 1998         5 1/16       2 1/2

     Approximate Number of Equity Security Holders

     The number of record holders of the Company's Common Stock as of December 21, 1998 was approximately 790.

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

     Recent Sales of Unregistered Securities

     In May 1998, in connection with the repricing of certain options and warrants that had exercise prices of $10 or more, the Company issued warrants to purchase an aggregate of 105,000 shares of Common Stock at an exercise price of $6.19 per share, in exchange for the cancellation of warrants to purchase the same number of shares of Common Stock at exercise prices ranging from $18.25 to $23.25 per share. In August

1998, in connection with the repricing of options that were not subject to the May 1998 exchange offer, the Company issued options outside the Company's stock option plans to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $4.16 per share, in exchange for the cancellation of options to purchase the same number of shares of Common Stock at an exercise price of $7.00 per share. The remaining options issued pursuant to the May 1998 and August 1998 exchange offers were registered on registration statements on Form S-8. The issuance of the non-registered options and warrants to an aggregate of five directors of and consultants to the Company was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

     Item 6. Selected Financial Data

     The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with the more detailed consolidated financial statements of the Company and the notes thereto which have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report thereon is included elsewhere in this Annual Report on Form 10-K along with said financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                        Fiscal Years Ended September 30,
                                                                  (Amounts in thousands except per share data)
                                                              1994        1995       1996         1997        1998
                                                          --------    --------    -------     --------    --------
STATEMENT OF OPERATIONS DATA:
Product revenue ........................................  $     --    $     --    $ 13,779    $ 55,945    $     --
Contract and license fee revenue .......................       101       3,463       8,335      11,039       6,488
Total revenues .........................................       101       3,463      22,114      66,984       6,488

Cost of product revenue ................................        --          --      11,454      41,144          --
Research and development ...............................    17,737      15,070      17,344      50,180      39,762
Selling, general and administrative ....................     8,341       7,142      13,991      19,581      21,975
Product withdrawal .....................................        --          --          --       7,528          --
Purchase of in-process research and development ........     1,852          --       6,434       3,044         500

Net loss from operations ...............................   (27,829)    (18,749)    (27,109)    (54,493)    (55,749)
Investment income, net .................................       444         894       4,135       8,944       5,465
Equity in net loss of unconsolidated subsidiary ........        --          --          --      (9,028)     (4,040)
Net loss from continuing operations ....................   (27,385)    (17,292)    (22,400)    (49,670)    (50,485)
Discontinued operations ................................        --        (689)     (5,586)     (5,586)    (19,477)

Net loss ...............................................  $(27,385)   $(17,981)   $(27,986)   $(55,256)   $(69,962)
Net loss per common share from continuing operations ...  $   (.98)   $   (.57)   $   (.61)   $  (1.21)   $  (1.22)
Net loss per common share from discontinued operations .  $     --    $   (.02)   $   (.15)   $   (.14)   $   (.47)
Net loss per common share - basic and diluted ..........  $     --    $   (.59)   $   (.76)   $  (1.35)   $  (1.69)
Weighted average common shares outstanding .............    27,873      30,604      37,004      41,064      41,468

                                                                                September 30,
                                                                           (Amounts in thousands)
                                                              1994        1995        1996        1997        1998
                                                          --------    --------   ---------    --------   ---------
BALANCE SHEET DATA:
Working capital                                           $  8,577    $ 25,755   $ 155,246   $  82,229   $  41,417
Total assets                                                18,278      37,516     186,438     152,930      78,197
Long-term portion of notes payable
 and capital lease obligations
Total liabilities                                            8,501      10,486      22,303      43,962      30,842
Accumulated deficit                                        (60,811)    (78,792)   (106,778)   (162,034)   (231,996)
Stockholders' equity                                         9,777      21,392     144,762      96,009      39,856

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

       The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See "Note Regarding Forward Looking Statements".

  General

       Redux

       Proposed Settlement of Product Liability Litigation

       Subsequent to the September 15, 1997 market withdrawal of the weight loss medication Redux, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 779 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

       On September 25, 1998, the U.S. District Court for the Eastern District of Pennsylvania (the "Court") preliminarily approved an Agreement of Compromise and Settlement (the "Settlement Agreement") between the Company and the Plaintiffs' Management Committee ("PMC") relating to the proposed settlement of all product liability litigation and claims against the Company relating to Redux. As part of the Settlement Agreement, the Company and the PMC entered into a royalty agreement (the "Royalty Agreement") relating to a portion of the payments proposed to be made to the settlement fund.

       On November 3, 1998, the Court issued a stay halting all Redux product liability litigation against the Company, pending and future, in state courts, following the issuance of a similar stay halting Redux product liability litigation against the Company in federal courts on September 3, 1998. These stays will remain effective until a fairness hearing scheduled for February 25, 1999 and may be extended pending the outcome of this hearing.

       Summary of Proposed Settlement: The limited fund class action established by the Settlement Agreement includes all persons in the United States who used Redux, and certain other persons such as their family members, who would be bound by the terms of the settlement. Membership in the class is mandatory for all persons included within the class definition. Class members asserting claims against Interneuron will be required to seek compensation only from the settlement fund, and their lawsuits against Interneuron will be dismissed. By agreeing to the proposed settlement, Interneuron does not admit liability to any plaintiffs or claimants.

       The Settlement Agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made after the Settlement Agreement is approved by the Court, which approval, if obtained, would follow the fairness hearing. These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made after the settlement becomes final.

       The Settlement Agreement provides for Interneuron to cause all remaining and available insurance proceeds related to Redux to be deposited into the settlement fund. Interneuron also agreed to make royalty payments to the settlement fund in the total amount of $55,000,000, based upon revenues related to

  Interneuron products, over a seven year period commencing when the settlement becomes final. Royalties will be paid at the rate of 7% of gross sales of Interneuron products sold by Interneuron, 15% of cash dividends received by Interneuron from its subsidiaries related to product sales, and 15% of license revenues (including license fees, royalties or milestone payments) received by Interneuron from a sublicensee related to product sales. All Interneuron products will be subject to this royalty during the applicable term. If, at the end of that seven year period, the amount of royalty payments made by Interneuron is less than $55,000,000, the settlement fund will receive shares of Interneuron stock in an amount equal to the unpaid balance divided by $7.49 per share, subject to adjustment under certain circumstances such as stock dividends or distributions.

       Conditions to Final Settlement: The settlement will not become final until approved by the Court and the time for appeal of the Court's judgment approving the Settlement Agreement has elapsed without any appeals being filed or all appeals from the Court's judgment approving the Settlement Agreement have been exhausted and no further appeal may be taken. In this case, in order to approve the settlement, the Court must make a determination that the proposed settlement is fair and reasonable and meets each of the prerequisites for a class action generally, and for a "limited fund" class action in particular, all as required by the Federal Rules of Civil Procedure. Pursuant to these rules, notice of the proposed settlement was provided to potential class members in November, 1998, and the Court has scheduled a fairness hearing for February 25, 1999 (the "Fairness Hearing"). At the Fairness Hearing, proponents and opponents of the proposed settlement will be given an opportunity to present written and oral arguments in favor of or against the settlement. Following the Fairness Hearing, the Court must determine if the case is properly is certified as a limited fund class action, and if so, whether the terms of the Settlement Agreement are fair and reasonable.

       The Company may withdraw from the Settlement Agreement, or the Settlement Agreement may otherwise terminate, under any of the following conditions: (i) final approval of the Settlement Agreement is not entered by the Court; (ii) class certification and/or approval of the Settlement Agreement is overturned on appeal for any reason; (iii) pending and future litigation against the Company or any other party released by the Settlement Agreement ("Released Parties") is not permanently enjoined on the final approval date; (iv) the class action and all pending multi-district lawsuits against the Released Parties are not dismissed with prejudice on the final approval date; (v) an order is not entered by the Court permanently barring contribution and indemnity claims by other defendants in the diet drug litigation; or (vi) Interneuron is unable to compel tender of its insurance proceeds.

       On November 20, 1998, one of the insurers filed an action against Servier and the Company in the Court, pursuant to the federal interpleader statute. The insurer alleges that both Servier and the Company have asserted claims against a commercial excess insurance policy issued by the insurer to Interneuron with limits of $5,000,000 in excess of $20,000,000. The insurer has deposited the limits of the policy into the registry of the Court.

       There can be no assurance that after the Fairness Hearing the Court will approve the settlement. Even if the settlement is approved by the Court, opponents of the settlement may appeal the Court's opinion to the United States Court of Appeals for the Third Circuit. In addition, there is a case pending before the United States Supreme Court (Ortiz v. Fibreboard Corporation et al) ("Ortiz"), that may influence the Court's decision or the outcome of any appeal that might be taken. Oral argument in the Ortiz case was heard on December 8, 1998 and the Supreme Court is likely to render its opinion between January and June 1999. Although factually distinguishable in many respects from the Company's proposed settlement, Ortiz involves an appeal from a mandatory, putative "limited fund" class action settlement. There can be no assurance that the Supreme Court's rulings in Ortiz will not significantly influence the approval process for, or potentially result in the overturning of, the Settlement Agreement.

       Future Charges to Operations: The Company will record initial charges to operations for the estimated fair value of the Company's obligations under the Settlement Agreement, exclusive of insurance proceeds, at such time as the Company can determine that it is probable that the conditions to final settlement have been or will be met. This is expected to be subsequent to the Fairness Hearing and the Supreme Court ruling in Ortiz. The amount of the liability to be recognized in connection with these charges is likely to be significant and to materially adversely affect the Company's net worth. Additionally, if the Company records such charges prior to the final settlement date, then on the date the Settlement Agreement becomes final, the Company will determine if there was any increase in the fair value of the equity conversion feature of the Royalty Agreement and record any such increase as an additional charge to operations. From the date the Company records the initial charge and related liability for the settlement and through the term of the Royalty Agreement, the Company may record additional charges to accrete the liability attributable to the royalty feature of the Royalty Agreement up to the amount of royalties the Company expects to pay pursuant to the Royalty Agreement over the time the Company expects to make such royalty payments. Payments to be made by the Company pursuant to the Settlement Agreement could have a material adverse effect on the operations and financial condition of the Company. See Note H of Notes to Consolidated Financial Statements.

       If the Settlement Agreement is overturned or not made final, the ongoing Redux-related litigation would then proceed against the Company. In this event, the existence of such litigation, including the time and expenses associated with the litigation, may materially adversely affect the Company's business, including its ability to obtain additional financing to fund operations. Although the Company is unable to predict the outcome of any such litigation, such outcome may materially adversely affect the Company's future business, financial condition and results of operations.

       Securities Litigation

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

       General

       Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to devote significant management time and resources to these legal actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire or obtain rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may adversely affect the Company's business and financial condition. See "Legal Proceedings" and "Risk Factors - Risks Relating to Redux Litigation".

       Product Withdrawal

       The Company withdrew Redux from the market in September 1997 based on new preliminary information provided by the Food and Drug Administration ("FDA") to the Company and Wyeth-Ayerst and manufacturers and marketers of phentermine concerning potential abnormal echocardiogram findings in patients using these drugs. These patients had been treated with Pondimin or Redux for up to 24 months, most often in combination with phentermine. Redux was launched in June 1996.

       These observations presented by the FDA (which have since been updated and revised by the FDA) reflected a preliminary analysis of pooled information rather than results of a formal clinical investigation, and are difficult to evaluate because of the absence of matched controls and pretreatment baseline data for these patients. Nevertheless, the Company believes it was prudent, in light of this information, to have withdrawn Redux from the market.

       On November 13, 1997, the U.S. Department of Health and Human Services ("HHS") issued preliminary recommendations for the medical management of people who took Pondimin or Redux. HHS recommended, until more complete information is available, that patients who took either drug should see their physician to determine whether there are signs or symptoms of heart or lung disease and, if such person has signs or symptoms of heart or lung disease, such as a new heart murmur or shortness of breath, have an echocardiogram performed; and that physicians strongly consider performing an echocardiogram before a patient who has taken either drug has any invasive procedure for which antibiotic prophylactic treatment is recommended to prevent the development of bacterial endocarditis.

       Additional adverse event reports of abnormal heart valve findings in patients using Redux or fenfluramine alone or in combination with other weight loss agents continue to be received by Interneuron, Wyeth-Ayerst, and the FDA. These reports have included symptoms such as shortness of breath, chest pain, fainting, swelling of the ankles or a new heart murmur.

       Subsequent to the withdrawal of Redux, a number of studies have been conducted by third parties, including Wyeth-Ayerst, and one study was conducted by Interneuron, to assess the differences in cardiovascular clinical outcomes between patients who had taken Redux or a combination of fenfluramine and phentermine ("fen-phen"), compared to an untreated group. In general, these studies have been and are being conducted and analyzed by independent panels of cardiologists to compare the incidence of significant heart valve abnormalities in treated compared to non-treated groups. Patients are selected and assigned to these groups randomly. Readings of patient echocardiograms are made on a blinded basis by cardiologists who do not know from which group individual echocardiograms were taken. Findings of these studies have been presented or reported by their respective third party sponsors or researchers. Based on the results of studies announced to date, the incidence of cardiac valve abnormalities has been shown to be less than that suggested by the original FDA preliminary analyses. In general, these studies have shown either no or relatively small differences, although in some cases statistically significant, between the incidence of cardiac valve abnormalities, as defined by the FDA, among patients who took Redux and placebo-treated patients and that the incidence of such abnormalities among Redux patients was far less than previously reported estimates. Findings from these studies differ with regard to the strength and clinical significance of the association. Differences in trial design preclude precise comparison.

       Company Sponsored Redux Study

       Results of a blinded, matched-control group, multi-center clinical study sponsored by the Company and presented on November 10, 1998 at the Scientific Sessions of the American Heart Association showed a low overall incidence of FDA-defined cardiac valve abnormalities among patients who took Redux for three months or longer when compared to individuals who had not taken Redux. No severe and very few moderate cardiac valve abnormalities were found in either Redux patients or non-Redux subjects.

       The incidence of cardiac valve abnormalities among Redux patients reported in this study, although statistically significant, was far less than some previously reported estimates. In addition, findings from the study suggest that elevated blood pressure at the time that echocardiograms were taken among these patients, as well as the concomitant use of drugs with monoamine oxidase inhibitory properties, which were contraindicated with the use of Redux, increased the incidence of cardiac valve abnormalities. Additional findings suggest that the greater the time off Redux, the less likely patients were to show valvular abnormalities. These findings are being further evaluated.

       The average duration of Redux use among all Redux patients in this study was seven months. The study, funded by the Company, was designed to evaluate the impact of long-term use of Redux alone upon the incidence of cardiac valve disease as defined by the FDA. However, market research indicates that approximately 86 percent of patients took Redux for 90 days or less and approximately 6.5 percent took Redux for six months or more.

       Analyses were conducted based on echocardiographic data from the total patient population entered into the study (412) and also from the core group
  (350), which included only the matched pairs. There were totals of 220 patients and 192 control group, or matched patients, in the study. Cardiac valve disease was defined as mild or greater aortic valve regurgitation and/or moderate or greater mitral valve regurgitation. Previous reports had estimated rates of cardiac valve insufficiencies among anorexigen-treated patients of up to 30 percent.

       Among all study participants, 1.4 percent of Redux patients and 0.5 percent of non-treated patients (p=.63) met the FDA's definition of mitral valve regurgitation. Among the core group of matched pairs, 1.7 percent of Redux patients and 0.6 percent of non-treated controls (p=.32) met this definition.

       With respect to aortic valve regurgitation, in all patients, 5.9 percent of Redux patients and 2.1 percent of non-treated patients (p=.08) met the FDA's definition. Among the core group of matched pairs, 6.3 percent of Redux patients and 2.3 percent of non-treated controls (p=.07) met this definition.

       For all patients with either aortic or mitral valve regurgitation meeting FDA criteria only, the incidence was 2.6 percent for controls and 7.3 percent for the Redux patients (p=.04). When analyzed for valvular insufficiency of any degree including trace, there was an increased incidence in the Redux group when compared to the untreated control group for the aortic valve (p=.04) but not the mitral valve (p=.28).

       When potentially confounding factors were considered, such as use of concomitant monoamine oxidase inhibitors (such as estrogens and thyroid hormone replacements), and the patients' blood pressures at the time of their echocardiograms, the difference in the incidence of valvular insufficiency between Redux and non-Redux treated patients became non-significant. For example, when patients were exposed to concomitant drugs possessing monamine oxidase inhibitory properties were excluded from the analysis, 3 percent of control group patients met FDA-criteria for aortic and mitral valve regurgitation as compared with 4 percent in the Redux group (p=not significant).

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

       Redux received clearance in April 1996 by the FDA for marketing as a twice-daily prescription therapy to treat obesity. Until its voluntary withdrawal, Redux was marketed in the U.S. by Wyeth-Ayerst and copromoted by the Company. Included in the FDA-approved labeling for Redux were references to certain risks that may be associated with dexfenfluramine and which were highlighted during the FDA's review of the drug. One issue related to whether there is an association between appetite suppressants, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"), a rare but serious lung disorder estimated to occur in the general population at one to two cases per million adults per year. An epidemiologic study conducted in Europe known as IPPHS (International Primary Pulmonary Hypertension Study) examined risk factors for PPH and showed that among other factors, weight reduction drugs, including dexfenfluramine, and obesity itself were associated with a higher risk of PPH. In the final report of IPPHS, published in the New England Journal of Medicine (August 29, 1996), the authors re-classified and included certain previously excluded cases of PPH, resulting in an increase in the estimated yearly occurrence of PPH for patients taking appetite suppressants for greater than three months' duration to be between 23 and 46 cases per million patients per year. The revised labeling for Redux disclosed this revised estimate.

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

       Redux Revenues: A significant portion of Interneuron's revenues through fiscal 1997 had been derived from Redux sales and, accordingly, did not recur after fiscal 1997 as a result of the product's withdrawal. The Company's revenues relating to Redux were derived primarily from: (1) royalties paid by AHP to the Company based on the net sales of Redux capsules by AHP to distributors; (2) profit sharing between the Company and AHP on Redux sales by the Company's sales force and financial support of the Company's sales force provided by AHP; and (3) sales of Redux capsules to AHP. The Company did not recognize any revenue related to Redux in fiscal 1998 and does not expect to realize any future revenues related to Redux.

       Under the Company's license agreement with AHP the Company received (i) "base" royalties equal to 11.5% of AHP's net sales (an amount equal to the royalty required to be paid by the Company to Les Laboratoires Servier, a French pharmaceutical company from which the Company obtained U.S. rights to Redux to treat abnormal carbohydrate craving and obesity ("Servier"), and (ii) "additional" royalties (ranging from 5% to 10% of net sales in fiscal 1997) based on net sales of Redux by AHP.

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

       Under a manufacturing agreement with Boehringer Ingelheim
  Pharmaceuticals, Inc. ("Boehringer"), Boehringer had manufactured finished dosage formulation of Redux capsules on behalf of the Company for sale to AHP. The Company recognized revenue from the sale of these capsules upon acceptance by AHP, typically 45 days after shipment.

       Charges to Operations: In connection with the market withdrawal of Redux, the Company recorded as of September 30, 1997 certain charges aggregating approximately $10,800,000. Of this amount, approximately (i) $3,300,000 (included in cost of revenues) related to reserves for inventories of dexfenfluramine drug substance and finished Redux capsules which were deemed to have no net realizable value and (ii) $7,500,000 related to costs or commitments associated with product development, the cessation of production of Redux capsules and other costs. Total expenses relating to the market withdrawal of Redux may exceed these amounts which were current estimates and do not include provisions for liability, if any, arising out of Redux-related litigation or other related costs. In addition, the Company will record charges to operations pursuant to the proposed Settlement Agreement if certain conditions are met and may incur future charges to operations if the Settlement Agreement does not become final or depending on the outcome of this or other litigation. See "Proposed Settlement of Product Liability Litigation."

       Citicoline

       In April 1998, the Company announced that based upon a preliminary analysis, a 100-patient Phase 3 trial with citicoline (cytidine-5'-diphosphate choline, sodium), the Company's product under development to treat ischemic stroke, failed to meet its primary and the principal secondary endpoints. As a result of the preliminary analysis and considering statutory requirements that would have mandated an FDA action by June 1998, the Company withdrew its NDA for citicoline in April 1998. The Company had submitted the NDA to the FDA for citicoline in December 1997.

       With respect to the primary endpoint in this trial, no statistically significant difference was detected in the reduction of infarct size among patients with ischemic stroke who received 500 milligrams per day of citicoline as compared with patients who received placebo. With respect to the principal secondary endpoint, the trial did not show an improvement in neurological function among drug-treated patients as compared with patients who received placebo. The Company believes that a placebo response rate unexpectedly higher than that previously reported in the literature may have accounted for the inability to detect a difference in infarct size reduction and neurological function among drug-treated patients, as compared with patients who received placebo.

       The citicoline NDA had been accepted for filing and assigned priority and fast-track review status. A priority review status reflects the FDA's commitment to review the NDA within six months following submission and a fast-track designation indicates that the FDA has determined a drug is intended to treat a serious or life-threatening condition that currently has an unmet medical need and that the FDA can take actions to expedite the development and review of the drug.

       The Company is proceeding with the development of citicoline and commenced in June 1998 an approximately 900 person Phase 3 clinical trial which will compare the neurological function at 12 weeks following ischemic stroke of citicoline-treated patients with that of patients who received placebo. Patients will be treated with 2000 milligrams of citicoline daily for six weeks with a six week follow-up period. It is anticipated that this clinical trial will be completed in late 1999. The 2000 milligram dose level is higher than the dose used in the Company's two most recent citicoline clinical trials but was used in the Company's first Phase 3 trial in which patients treated with this dose achieved the primary endpoint of improved neurological function. Depending upon the evaluation of the results from this trial, the Company will determine whether to re-submit the NDA for citicoline to the FDA. Even if the Company does re-submit the NDA, as to which there is no assurance, the Company is unable to predict whether or when the FDA would grant authorization to market citicoline in the U.S. Upon resubmission of the NDA, a new review period would commence.

       As of September 30, 1998, the remaining expenditures of all currently planned clinical trials and related studies and NDA preparation for citicoline are estimated, based upon current trial protocols, to aggregate approximately $28,000,000. The Company is unable to predict the costs of any related or additional clinical studies which will depend upon the results of the on-going trial and upon FDA requirements. Significant additional funds will be required for development, manufacturing, distribution, marketing and selling efforts, the amount of which will depend upon whether the Company markets citicoline itself or enters into a corporate collaboration.

       Activase, a genetically engineered version of the naturally occurring tissue plasminogen activator (t-PA), is marketed by Genentech, Inc. for the treatment of acute ischemic stroke within three hours of symptom onset. Activase is the first therapy to be indicated for the management of stroke. A number of other drugs in clinical trials are also being developed for this indication, including clomethiazole by Astra Pharmaceuticals, a glycine antagonist compound by Glaxo Wellcome and Fiblast by AHP. Based on existing clinical data on CerAxon, the Company believes CerAxon may be an attractive post-stroke therapy, particularly in patients with moderate to severe strokes, due to its potentially broader, 24-hour post-stroke therapeutic window.

       The Company licensed from Ferrer Internacional, S.A. ("Ferrer"), a Spanish pharmaceutical company, certain patent and know-how rights in the United States and Canada relating to the use of citicoline in exchange for a royalty equal to 6% of the Company's net sales of citicoline. In June 1998, the Company amended its agreement with Ferrer to extend to January 31, 2002 the date upon which Ferrer may terminate the citicoline license agreement if FDA approval of citicoline is not obtained. The agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control.

       In June 1998, the Company entered into an agreement with Ferrer whereby the Company licensed to Ferrer, worldwide except for the U.S. and Canada, the use of Interneuron's patent rights relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In exchange for the license to Ferrer, Interneuron will be entitled to royalties from Ferrer on certain exports to, and sales of, the solid form of citicoline in certain countries upon its approval in each relevant country.

       As a result of the Company's withdrawal of its citicoline NDA, the related additional time and expense for product development, and the Company's limited cash resources, the Company is reevaluating its commercialization strategy for citicoline. The Company requires additional funds for manufacturing, distribution, marketing and selling efforts, the amount of which will depend upon whether the Company markets citicoline itself or enters into a corporate collaboration and the terms of any such collaboration. The Company has no commitments or arrangements to obtain additional funds and there can be no assurance such funds can be obtained on terms favorable to the Company or at all.

       The Company will be dependent upon third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing in accordance with the Company's requirements and current U.S. Good Manufacturing Practices ("cGMP") regulations as well as third party arrangements for the distribution of citicoline. Supplies of citicoline finished product used for clinical purposes have been and are produced on a contract basis by third party manufacturers. The Company does not have an agreement with a manufacturer for supply of commercial quantities of finished product and there can be no assurance such agreement can be obtained on terms favorable to the Company or at all, which could adversely affect the Company's ability to commercialize citicoline on a timely and cost-effective basis. The Company's agreement with Ferrer requires the Company to purchase from Ferrer citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. Any citicoline manufacturing facilities are subject to FDA inspection both before and after FDA approval to determine compliance with cGMP requirements. There can be no assurance the Company can or will establish on a timely basis, or maintain, manufacturing capabilities of bulk compound or finished product required to obtain regulatory approval or that any facilities used to produce citicoline will have complied, or will be able to maintain compliance, with cGMP or that such suppliers will be able to meet manufacturing requirements on a timely basis or at all.

       Pagoclone

       The Company is developing pagoclone as a drug to treat panic/anxiety disorders. Current pharmacological treatments for anxiety and panic disorders include serotonin agonists such as BuSpar, and benzodiazepines, such as Valium and Xanax, as well as selective serotonin reuptake inhibitors such as Paxil. Pre-clinical and early clinical data suggest that pagoclone may offer advantages over traditional benzodiazepine anti-anxiety agents, including reduced drowsiness, lower addiction and withdrawal potential and less potential for alcohol interactions.

        In August 1998, the Company announced results of its Phase 2/3 trial involving 277 patients showing that treatment with pagoclone statistically significantly reduced the frequency of panic attacks among patients suffering from panic disorder. In addition, pagoclone was well-tolerated by these patients, with no evidence of sedation and no apparent withdrawal syndromes in this study, which included a tapering-off period. The Company designates a trial as Phase 2/3 if it is a well-controlled trial which the Company may utilize, depending upon results, as either a pivotal or supporting trial in an NDA submission. Based on the results of this trial, Interneuron believes it has identified an optimal dose of pagoclone for Phase 3 clinical testing. The Company estimates the total costs of currently anticipated clinical development relating to pagoclone, including license fees to Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"), and NDA preparation to be approximately $44,000,000, which if all of such activities are undertaken, would be incurred over approximately the next three years. The Company licensed from RPR exclusive worldwide rights to pagoclone, in exchange for licensing, milestone and royalty payments to RPR.

        The Company does not have sufficient funds to conduct Phase 3 clinical testing or commercialization of pagoclone and intends to seek a corporate collaboration or additional funds to proceed with a Phase 3 clinical study. There can be no assurance the Company will be successful in obtaining a corporate collaboration or additional financing sufficient to fund development and commercialization of pagoclone, on terms favorable to the Company or at all. In this event, the development of pagoclone would be significantly delayed or curtailed. Even if a collaboration or other financing is obtained the Company is unable to predict with certainty the costs of any additional studies which may be required by the FDA for approval of pagoclone and there can be no assurance, assuming such trials are conducted, that any such clinical trials will be successful or result in FDA approval of the product.

       Results of Operations

       Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

       In September 1998, the Company adopted a plan to discontinue the operations of InterNutria. As a result, the Company's financial statements have been reclassified to reflect the results of InterNutria's operations as "discontinued operations: loss from operations of InterNutria" for each fiscal year reflected on the Consolidated Statement of Operations. Additionally, during the last quarter of fiscal 1998, the Company recorded a charge to operations of $2,326,000 in connection with the plan to discontinue InterNutria's business operations, which includes a full reserve of InterNutria's inventory as of September 30, 1998 and costs associated with certain contractual commitments. InterNutria's operations, including the one-time charges in fiscal 1998, resulted in significant losses, representing approximately 28%, 10% and 20% of the Company's consolidated net losses during fiscal 1998, 1997 and 1996, respectively.

       Total revenues decreased substantially to $6,488,000 in fiscal 1998 from $66,984,000 in fiscal 1997 primarily reflecting the $55,945,000 decrease in product revenue. The Company did not recognize any Redux-related product revenue in fiscal 1998 (see "Redux" above) compared to approximately $55,905,000 of Redux-related product revenue recognized in fiscal 1997.

       Contract and license fee revenue decreased $4,551,000, or 41%, to $6,488,000 in fiscal 1998 from $11,039,000 in fiscal 1997. This decrease primarily reflects revenues derived during fiscal 1997 under the copromotion agreement with AHP, a license agreement with Lilly and from Progenitor's license agreements. Progenitor's results were not included in the Company's consolidated results in fiscal 1998. The decrease was offset in part by an increase in Intercardia's contract revenues resulting from a $4,000,000 payment received in September 1998 in connection with the termination of the Astra Merck Collaboration.

       Total costs and expenses decreased $59,240,000, or 49%, to $62,237,000 in fiscal 1998 from $121,477,000 in fiscal 1997. This substantial decrease reflects a $41,144,000 decrease in cost of product revenue due to the absence of any Redux-related product revenues in fiscal 1998 and the $7,528,000 fiscal 1997 charge related to the Redux product withdrawal, offset in part by an approximately $10,000,000 non-cash compensation charge relating to the Company's 1997 Equity Plan. The Company may incur significant charges during fiscal 1999 relating to the settlement of the Redux product liability litigation, if certain conditions are met. See "Proposed Settlement of Product Liability Litigation."

       Research and development expenses decreased $10,418,000, or 21%, to $39,762,000 in fiscal 1998 from $50,180,000 in fiscal 1997. Decreases were caused by Intercardia's accrual in fiscal 1997 of its $10,000,000 commitment to Astra Merck, which was paid in December 1997, reductions in Redux-related expenditures resulting from the product withdrawal, and the absence of expense from Progenitor, whose results of operations were not consolidated with the Company's in fiscal 1998. These decreases were offset in part by increases resulting from an allocation to research and development of the noncash compensation expense associated with the Company's 1997 Equity Incentive Plan, increased expenses from Intercardia Research Laboratories (a division of Intercardia which assumed the operations of Transcell Technologies, Inc. after the merger of Transcell into Intercardia) due to their expanded carbohydrate technology research and Intercardia's expansion of its other research and development programs. Research and development expenses associated with citicoline are expected to increase substantially during fiscal 1999 reflecting the June 1998 commencement of an approximately 900 patient Phase 3 clinical trial expected to end in late 1999.

       Selling, general and administrative expenses increased $2,394,000, or 12%, to $21,975,000 in fiscal 1998 from $19,581,000 in fiscal 1997. This increase primarily reflects an allocation to selling, general and administrative expenses of the noncash compensation expense relating to the Company's 1997 Equity Incentive Plan and pre-marketing activities relating to the potential launch of citcoline which have ceased since the NDA withdrawal in April 1998. These incremental fiscal 1998 expenses were partially offset by the absence of expense from Progenitor, whose results of operations were not consolidated with the Company's in fiscal 1998, and reduced expense relating to the Company's sales force which was dismissed in the third quarter of fiscal 1998.

       Purchase of in-process research and development decreased $2,544,000, or 84%, to $500,000 in fiscal 1998 from $3,044,000 in fiscal 1997. Fiscal 1998 expense relates to a cash payment made to obtain an option to acquire a private company engaged in early stage product development. The Company did not exercise this option. Fiscal 1997 expenses primarily reflected charges from the Company's open-market purchases of Intercardia common stock.

       Investment income, net of interest expense, decreased $3,479,000, or 39%, to $5,465,000 in fiscal 1998 from $8,944,000 in fiscal 1997 primarily as a result of a decrease in cash available for investment.

       Equity in net loss of unconsolidated subsidiary of $4,040,000 and $9,028,000 in fiscal 1998 and 1997, respectively, represents the Company's share of Progenitor's net loss for the respective periods subsequent to Progenitor's IPO in August 1997. The results of Progenitor's operations were reflected in the Company's financial statements on a consolidated basis until Progenitor's IPO in August 1997 after which Progenitor was included in the Company's financial statements using the equity method of accounting. The fiscal 1997 amount includes approximately $7,800,000 relating to the Company's equity in Progenitor's charge for acquired in-process research and development resulting from Progenitor's acquisition of Mercator. As of September 30, 1998, the Company's investment in Progenitor had been reduced to zero. See "Subsidiaries--Progenitor" and Note P of Notes to Consolidated Financial Statements.

       Minority interest reflects the Company's allocation to the Subsidiaries' minority stockholders of the losses of Intercardia, Transcell through May 8, 1998, the date of the merger of Transcell into Intercardia, and Progenitor through August 1997, the date of the Progenitor IPO.

       Loss from the discontinued InterNutria operations increased $11,565,000, or 207%, to $17,151,000 in fiscal 1998 from $5,586,000 in fiscal 1997. This increase was due primarily to increased selling, marketing and promotion costs incurred in fiscal 1998 and resulting from the national launch of PMS Escape. The Company recorded a loss relating to the plan to discontinue InterNutria's operations of $2,326,000 in fiscal 1998, which includes an inventory reserve and costs associated with certain contractual liabilities.

       Net loss increased $14,706,000, or 27%, to ($69,962,000) in fiscal 1998 from ($55,256,000) in fiscal 1997 for the reasons described above. Net loss per share increased to ($1.69) in fiscal 1998 from ($1.35) in fiscal 1997.

       The Company recognized approximately $10,000,000 of noncash expense in fiscal 1998 as a result of grants of Restricted Stock Awards under the Company's 1997 Equity Incentive Plan and expects to recognize approximately $4,000,000 of such expense in fiscal 1999.

       Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

       Total revenues increased $44,870,000, or 203%, to $66,984,000 in fiscal 1997 from $22,114,000 in fiscal 1996 reflecting product revenue of $55,945,000, primarily from a full year of Redux sales, and $11,039,000 of contract and license fee revenue.

       Product revenue increased $42,166,000, or 306%, to $55,945,000 in fiscal 1997 from $13,779,000 in fiscal 1996. This increase includes a $29,485,000 increase in Redux royalty revenue to $34,968,000 in fiscal 1997 from $5,483,000 in fiscal 1996 and a $12,387,000 increase in sales of Redux capsules and dexfenfluramine drug substance to $20,697,000 in fiscal 1997 from $8,310,000 in fiscal 1996 reflecting a full year of Redux sales compared to approximately one fiscal quarter of Redux sales in fiscal 1996. See Note H of Notes to Consolidated Financial Statements.

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

       Total costs and expenses increased $72,083,000, or 146%, to $121,477,000 in fiscal 1997 from $49,394,000 in fiscal 1996. Cost of product revenue, primarily attributable to Redux, increased $29,690,000, or 259%, to $41,144,000 in fiscal 1997 from $11,454,000 in fiscal 1996 and constituted 41% of the increase in total costs and expenses. Included in cost of product revenue is approximately $3,300,000 related to reserves for inventories which were deemed to have no net realizable value after the withdrawal of Redux. Research and development expenses increased substantially in fiscal 1997 from fiscal 1996 primarily reflecting increased costs related to the development of, and NDA preparation for, citicoline and a $10,000,000 accrual related to Intercardia's contractual obligation to Astra Pharmaceuticals. In addition, the Company incurred charges to operations aggregating approximately $7,500,000 relating to the market withdrawal of Redux. See Note H of Notes to Consolidated Financial Statements. Cost of product revenue during fiscal 1998 will reflect reduced costs associated with Redux as a result of the market withdrawal of Redux.

       Research and development expenses increased $32,836,000, or 189%, to $50,180,000 in fiscal 1997 from $17,344,000 in fiscal 1996. Increased research and development expenses resulted primarily from the conduct of two phase 3 clinical trials and NDA preparation for citicoline and Intercardia's accrual in fiscal 1997 of its $10,000,000 commitment which was paid to Astra Pharmaceuticals in December 1997. In fiscal 1997, the Company and AHP had commenced development of a sustained release formulation of Redux and incurred related clinical development costs and paid license fees to Servier. This development program terminated as a result of the Redux withdrawal. Additional expenses were incurred by Transcell pursuant to its increased carbohydrate chemistry development activities and by the other Subsidiaries on their technologies and products.

       Selling, general and administrative expenses increased $5,419,000, or 38%, to $19,581,000 in fiscal 1997 from $14,162,000 in fiscal 1996. Increased sales and marketing expenses were incurred by Interneuron in fiscal 1997 as a result of maintaining an approximately 30 person sales force for the copromotion of Redux for the full 1997 fiscal year compared to approximately one quarter in fiscal 1996. Increased facilities expenses were incurred by Interneuron and Transcell related to their respective moves into expanded facilities in late fiscal 1997. Also, the Company's growth resulted in increased numbers of employees and additional administrative, consulting, insurance and payroll-related costs. Partially offsetting these increased expenses is a reduction in Progenitor expenses resulting from a non-recurring fiscal 1996 charge for expenses relating to its then-postponed IPO and the deconsolidation of Progenitor commencing in August 1997 as a result of the Progenitor IPO. See Note P of Notes to Consolidated Financial Statements.

       Purchase of in-process research and development decreased $3,390,000, or 53%, to $3,044,000 in fiscal 1997 from $6,434,000 in fiscal 1996. Fiscal 1997 expenses primarily reflected charges from the Company's open-market purchases of Intercardia common stock and fiscal 1996 expenses primarily reflected charges from the Company's acquisitions of the 20% of CPEC not owned by Intercardia. The fiscal 1996 acquisition that resulted in a charge for in-process research and development was made primarily in exchange for Interneuron Common Stock which did not require the use of cash.

       Investment income, net of interest expense, increased $4,638,000, or 108%, to $8,944,000 in fiscal 1997 from $4,306,000 in fiscal 1996 primarily due to significantly higher invested balances of cash, cash equivalents and marketable securities resulting primarily from funds received from public offerings in fiscal 1996 by Interneuron and Intercardia.

       Equity in net loss of unconsolidated subsidiary of $9,028,000 reflects the Company's equity in the net loss of Progenitor subsequent to the Progenitor IPO in mid August 1997, and includes approximately $7,800,000 relating to the Company's equity in Progenitor's charge for acquired in-process research and development resulting from Progenitor's acquisition of Mercator. Results of Progenitor's operations prior to the Progenitor IPO are included in the Company's Consolidated Statements of Operations. See Note P of Notes to Consolidated Financial Statements.

       The allocation of losses from certain consolidated subsidiaries to their respective minority stockholders increased $4,333,000 to $4,907,000 in fiscal 1997 from $574,000 in fiscal 1996 substantially due to the increased Intercardia loss resulting primarily from the $10,000,000 fiscal 1997 accrual pertaining to CPEC's commitment to Astra Pharmaceuticals, which was paid in December 1997.

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

       Liquidity and Capital Resources

       Cash, Cash Equivalents and Marketable Securities

       At September 30, 1998, the Company had consolidated cash, cash equivalents and marketable securities aggregating $72,032,000 (of which approximately $23,600,000 is held by Intercardia and is not generally available to Interneuron) compared to $140,052,000 at September 30, 1997. This decrease is primarily due to approximately $67,000,000 used to fund operations, including $10,000,000 paid in December 1997 by CPEC, Inc. ("CPEC"), a majority-owned subsidiary of Intercardia, to Astra Pharmaceuticals (all of which was accrued at September 30, 1997) and $2,000,000 paid in September 1998 as the initial installment of the proposed settlement of the Redux product liability litigation, offset in part by the $4,000,000 received by CPEC in September 1998 in connection with the termination of the Astra Merck Collaboration. A portion of the payment to Astra Pharmaceuticals was funded by Interneuron, which owns directly approximately 20% of CPEC.

       While the Company believes it has sufficient cash for currently planned expenditures through September 1999, based on certain assumptions relating to operations, the settlement of the Redux product liability litigation and other factors, it will require additional funds after such time and intends to seek additional funds prior to such time. The Company will require additional funds for the development and commercialization of citicoline, pagoclone and its other compounds and technologies, as well as any new products acquired in the future. The Company has no commitments or arrangements to obtain such funds. If such funds are not available, the Company will be required to delay product development and regulatory efforts. As a result of the uncertainties and costs associated with the Redux-related litigation including the risk that the proposed settlement of the Redux product liability litigation does not become final, market conditions and other factors generally affecting the Company's ability to raise capital, there can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements or that any financing will be available on terms favorable or acceptable to the Company, if at all. See "General -- Redux -- Legal Actions."

       Interneuron intends to seek a corporate collaboration which provides for future pagoclone development and marketing costs, including Phase 3 clinical studies. Although the Company is engaged in discussions with respect to certain corporate collaborations relating to pagoclone, there can be no assurance any agreement will be obtained. The Company does not have sufficient capital to complete development and commercialization of any products under development and will be required to obtain additional funds or corporate collaborations to pursue development and commercialization of its products.

       Product Development

       The Company expects to continue expending substantial amounts for the development of citicoline as described above and for its other products. Because Interneuron does not have sufficient capital resources to fund significant further development of any products other than citicoline, the Company intends to seek additional funds or a corporate collaboration to conduct a Phase 3 clinical trial on pagoclone. The failure to obtain additional funds or a corporate collaboration would adversely affect development of pagoclone. See "Citicoline," "Pagoclone," and "Cash, Cash Equivalents and Marketable Securities" above.

       During 1997, the Company obtained an exclusive option to license a product for the treatment and prevention of liver diseases. The option grants Interneuron the right to license, on specified terms, North American and Asian marketing rights to an issued U.S. patent and U.S. and international patents applications, following Interneuron's review of future clinical data. This orally-administered compound is being studied in a large U.S. government-sponsored Phase 3 clinical trial. Eight hundred patients have been enrolled in the study, which is expected to be completed in mid-2000. The study is designed to have periodic interim analysis which could lead to earlier termination if a significant positive drug effect is identified.

       The Company is continuing to conduct preliminary evaluations of PACAP, a compound licensed from Tulane University in April 1998 that, among other indications, may have potential as a treatment for stroke and of LidodexNS, a product for the acute intra-nasal treatment of migraine headaches being developed pursuant to a collaborative agreement with Algos Pharmaceutical Corporation.

       There can be no assurance that results of any on-going current or future preclinical or clinical trials will be successful, that additional trials will not be required, that any drug under development will receive FDA approval in a timely manner or at all, or that such drug could be successfully manufactured in accordance with cGMP or marketed in a timely manner or at all, or that the Company will have sufficient funds to commercialize any of its products, any of which events could materially adversely affect the Company.

       Analysis of Fiscal 1998 Cash Flows

       Cash used by operating activities during fiscal 1998 of $66,998,000 consisted primarily of (i) a net loss of $69,962,000 (ii) $10,000,000 paid by CPEC in December 1997 to Astra Merck for CPEC's contractual liability pursuant to the Astra Merck Collaboration recorded as of September 30, 1997, and (iii) $2,000,000 paid by the Company in September 1998 as the initial cash installment of the proposed settlement of the Redux-related product liability litigation, partially offset by noncash compensation charges of $11,624,000, consisting primarily of compensation expense relating to grants of restricted stock awards under the

  Company's 1997 Equity Incentive Plan, and $4,040,000 of equity in the net loss of the unconsolidated subsidiary, Progenitor.

       Cash provided by investing activities of $50,169,000 during fiscal 1998 consisted primarily of net proceeds from maturities and sales of marketable securities of $51,477,000 less purchases of property and equipment of $1,308,000.

       Other

       Treasury Stock and Share Repurchases: In March 1997, the Company announced that its Board of Directors had authorized it to repurchase from time to time through open-market transactions up to 1,500,000 shares of the Company's Common Stock. As of September 30, 1997, the Company had repurchased 217,500 shares, for an aggregate purchase price of approximately $3,978,000, all of which were re-issued primarily pursuant to stock option and warrant exercises and the employee stock purchase plan. No further repurchases were made in fiscal 1998 and there was no treasury stock at September 30, 1998.

       Open-Market Purchases of Intercardia Common Stock: In February 1997, the Company announced that its Board of Directors had authorized it to purchase from time to time through open-market transactions up to 200,000 shares of the common stock of Intercardia. As of September 30, 1997, the Company had purchased 129,400 shares of Intercardia common stock, for an aggregate purchase price of approximately $2,951,000, of which approximately $2,234,000 was recorded as purchase of in-process research and development in fiscal 1997. These purchases represented approximately 2% of number of outstanding shares of Intercardia at September 30, 1997.

       Call Options: In May 1997, the Company purchased in private transactions from Swiss Bank Corporation, London Branch ("SBC") capped call options, which were modified in September 1997, on Interneuron Common Stock. As modified, these call options gave Interneuron the right to purchase from SBC up to a total of 1,240,000 shares of Interneuron Common Stock at a strike price of $14.50. The call options maturing on December 31, 1997, June 9, 1998, and September 21, 1998 expired without exercise. The remaining call option is exercisable on January 11, 1999 with respect to 310,000 shares. The call options which the Company purchased may be settled, if exercised, with cash or Common Stock in an amount equal to the difference between the strike price and the market price, determined over a specified valuation period, subject to a cap. Under certain circumstances, the Company may delay the expiration date of the remaining call option for the payment of additional consideration to SBC.

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

       Year 2000 Issue

       The Year 2000 issue is the result of the failure of hardware or software components to handle properly dates which occur on or after January 1, 2000 including leap years; the failure to handle properly all manipulations of time related information and the failure to store century information in a non-ambiguous format (i.e., storing years with 2 digits rather than 4 digits). These failures could result in system failure or miscalculations causing disruptions in processing transactions or creating incorrect data used in the operations of the business.

       While each of the Company's subsidiaries uses certain similar internal systems, each operates their systems independently from the other. The Company does not envision a Year 2000 issue at Progenitor or InterNutria because each company is being operated pursuant to a plan to discontinue their respective businesses prior to the year 2000. As of September 30, 1998, the Company had fully reserved its positions in each entity and does not foresee any future charges to operations resulting from either entity. To the extent Intercardia maintains certain systems that are the same or similar to Interneuron's, Interneuron and Intercardia intend to collaborate to ascertain their Year 2000 compliance to the extent each company deems necessary. The Company does not believe it has a risk of loss of significant revenues due to the Year 2000 issue because no pharmaceutical products will have attained FDA approval prior to the year 2000 and because the Company currently anticipates marketing and sales fulfillment to conducted by a licensee. A factor in the selection of potential licensees will be their ability to demonstrate Year 2000 compliance.

       Systems Assessment

       Interneuron's and Intercardia's internal systems are similar and comprised primarily of purchased or leased software. Neither company develops or maintains any significant proprietary software or hardware systems. Interneuron and Intercardia utilize numerous operationally-related non-IT systems. These include telephone systems, pagers, and security alarm systems. Intercardia, through Intercardia Research Laboratories, owns laboratory equipment with embedded microprocessors and software.

       Also, Interneuron and Intercardia subcontract a substantial portion of their research and development activities to external vendors, including contract research organizations, and rely on the systems of these vendors for data and information that may be date sensitive. To the extent that the systems of these subcontractors produce incorrect information or cause incorrect interpretation of the information that they produce, Interneuron and Intercardia are at risk for making invalid conclusions about the nature, efficacy, or safety of their products or technologies which could lead to abandoning potentially lucrative products or technologies or invalidly continuing development and pursuing FDA approval of others.

       Interneuron and Intercardia intend to ascertain Year 2000 compliance of their primary internal software systems, operationally - related systems, equipment with embedded microprocessors, and subcontractors through vendor inquiry and obtaining written assertions of Year 2000 compliance from each. Interneuron has obtained letters from its primary internal software vendors and certain subcontractors that purport their current belief of Year 2000 compliance and generally indicate continued efforts to assess Year 2000 issues. During 1999, the Company will continue and complete its review of all significant above-noted vendors and seek to obtain letters of Year 2000 compliance. If such letters cannot be obtained on a timely basis, Interneuron and Intercardia will assess the potential risks in each instance and determine the appropriate actions. Such action may include the replacement of software, equipment, or the subcontractor. Interneuron and Intercardia will continue during

  1999 to monitor vendors and subcontractors who have provided letters of Year 2000 compliance for any notices or information that contradict earlier assertions of Year 2000 compliance.

       Costs and Contingencies

       To date, Interneuron and Intercardia have expended only internal costs to assess the Year 2000 issue. Letters of Year 2000 compliance from internal software providers tend to indicate Interneuron and Intercardia will not be exposed to any material amounts for replacements of such systems, however there can be no assurance of this. Also, it is not yet possible to ascertain if any expenditure will be required to replace systems, subcontractors or the work performed by such subcontractor. While vendor assurances and internal testing are useful in assessing Year 2000 issues, neither can provide absolute assurance that no Year 2000 problems will or can occur. During 1999, Interneuron and Intercardia will continue to refine their plans in an attempt to assure the Year 2000 issue will not materially adversely affect their business operations or financial condition.

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

       The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), during the fiscal year ending September 30, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Management has not determined the effect of adopting SFAS 133.

       Other

       In July 1998, the Company received FDA authorization for marketing in the U.S. a medical device called the AnatoMark Non-Invasive Head Reference System ("AnatoMark") designed to provide reproducible anatomical markers non-invasively for brain imaging. The Company introduced AnatoMark in December 1998 and plans to sell the product directly and promote it through literature, meetings, and the efforts of a contract sales representative.

       In November 1998, pursuant to an agreement with Les Laboratoires Servier to resolve a withholding tax issue on Redux-related payments to Servier, the Company paid to the U.S. Internal Revenue Service approximately $1,700,000 for withholding tax and interest. Servier agreed to reimburse the Company for a portion of the withholding taxes upon Servier's receipt of a related tax refund from the French tax authorities. The Company is unable to predict with certainty whether or when this reimbursement will be obtained.

       Subsidiaries

       Interneuron had funded the operations of InterNutria through September 30, 1998, at which time the Company adopted a plan to discontinue the operations of InterNutria. Loss from the discontinued operations of InterNutria represented 28% and 10% of the Company's consolidated net loss in fiscal 1998 and 1997, respectively. See "InterNutria". Interneuron had also funded Transcell until May 8, 1998, when the merger of Transcell into Intercardia was completed. See "Intercardia". Since the Transcell Acquisition, the operations previously conducted by Transcell have been conducted as a division of Intercardia known as Intercardia Research Laboratories. Accordingly, such operations continue to be reflected in the Company's consolidated financial statements. Expenses of Intercardia, including Intercardia Research Laboratories, continue to constitute a significant part of the Company's consolidated expenses and, in fiscal 1998 and 1997, represented approximately 33% and 35%, respectively, of the consolidated research and development and selling, general, and administrative expenses.

       Intercardia

       In September 1998, Intercardia and Astra Pharmaceuticals, L.P. (formerly Astra-Merck, Inc.) terminated the Marketing and Development Collaboration and License Agreement (the "Astra-Merck Collaboration") relating to the U.S. development and commercialization of the twice-daily formulation of bucindolol for the treatment of CHF, in connection with the restructuring of Astra-Merck, Inc. In connection with the termination of this agreement and resolution of an earlier dispute relating to responsibility for funding, Astra Pharmaceuticals made a $4,000,000 payment to CPEC. As a result, Intercardia has assumed responsibility for the U.S. development and commercialization for BEXTRA. Intercardia requires a corporate collaboration or additional funds for the commercialization of BEXTRA and is currently exploring possible development, commercialization and marketing collaborations.

       Pursuant to the Astra Merck Collaboration, originally entered into in December 1995, Astra Pharmaceuticals made a $5,000,000 payment to CPEC, assumed responsibility for certain obligations of CPEC and committed an amount up to $15,000,000 of U.S. development costs for the twice-daily formulation of bucindolol, including Intercardia's costs related to the BEST study. Intercardia and CPEC paid Astra Pharmaceuticals an aggregate of $10,000,000 in December 1997 (of which a portion was paid by Interneuron, reflecting its percentage ownership interest in CPEC, as a loan to CPEC).

       Through September 30, 1998, a substantial portion of the BEXTRA development costs have been assumed or paid by the National Institutes of Health, the Department of Veterans Affairs, Astra Merck and/or BASF Pharma/Knoll AG ("Knoll"), Intercardia's partner for the development and commercialization of BEXTRA in Europe. There can be no assurance of the success of the Beta-blocker Evaluation of Survival Trial (the "BEST Study") or that BEXTRA will be successfully commercialized.

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

       Intercardia will require additional financing to fund its operations after 1999 and intends to seek additional financing and corporate collaborations during fiscal 1999. There can be no assurance such funds will be available on terms acceptable or favorable to Intercardia, or at all. As a result of the termination of the Astra Merck Collaboration, Intercardia has resumed financial responsibility for the remaining estimated $15,000,000 to $20,000,000 of BEXTRA U.S. development and NDA preparation costs. Interneuron may fund 20% of such costs in order to maintain its approximately 20% ownership interest in CPEC. There is no assurance that Intercardia will have sufficient resources to complete the U.S. development of BEXTRA. Intercardia's other funding requirements include payments to its other collaborative partners, including 40% of development and marketing costs of bucindolol in the Knoll Territory pursuant to the Knoll Collaboration, the operations of Intercardia Research Laboratories previously conducted by Transcell, which merged into Intercardia in May 1998, and new technology and product development.

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

       On May 8, 1998, the merger of Transcell with and into Intercardia and the acquisition by Intercardia of certain related technology rights owned by Interneuron was completed and, simultaneously, Interneuron contributed to Transcell's capital all of Transcell's indebtedness and payables, aggregating $18,698,000, to Interneuron (the "Transcell Acquisition"). Consideration given by Intercardia consisted of (i) Intercardia common stock payable to the former Transcell stockholders, including Interneuron, in three installments with an aggregate market value at closing of approximately $14,200,000, of which $3,000,000 was payable at closing as an initial payment to Interneuron for certain of its technology rights and continued guarantees of certain Transcell leases (the "Initial Technology/Guarantee Payment"), and (ii) the issuance of options and warrants to purchase 259,488 shares of Intercardia common stock to Transcell employees and consultants in exchange for their options and warrants to purchase Transcell capital stock. Accordingly, in connection with the first installment of the merger consideration due at the closing of the merger, Intercardia issued an aggregate of 320,151 shares of common stock, of which 191,383 shares were issued to Interneuron. In addition, Intercardia issued 174,672 shares to Interneuron for the Initial Technology/Guarantee Payment. Intercardia also agreed to pay Interneuron a royalty on sales of certain products that may be developed under the Merck Agreement. The second and third installments of the merger consideration will be made in August 1999 and February 2000, respectively, and each installment will consist of the issuance of $3,000,000 of Intercardia common stock, as then valued. Intercardia's acquisition of the minority shareholders' interest in Transcell resulted in Intercardia recording a charge to operations in fiscal 1998 for the purchase of in-process research and development of approximately $5,300,000. This charge is eliminated in consolidation and is not reflected in the Company's results of operations because the Company did not acquire any incremental interest in Transcell's net assets as a result of the transaction. In connection with this transaction, the Company also recorded a credit to additional paid-in capital of approximately $2,212,000 to reflect adjustments to minority interest resulting from the Transcell Acquisition and the book value of the Intercardia shares received by the Company for the Initial Technology/Guarantee Payment. Interneuron owned approximately 61% and 62% of the outstanding capital stock of Intercardia before and immediately after the closing of the Transcell Acquisition, respectively.

       InterNutria

       InterNutria commenced a national launch of PMS Escape in September 1997 and a line of sports drinks in spring 1998. InterNutria's operations resulted in significant losses and, in September 1998, the Company adopted a plan to discontinue the operations of InterNutria. The Company incurred additional charges of approximately $2,326,000 in connection with the termination of InterNutria's operations including a full reserve against inventory. The Company is seeking to sell InterNutria or its assets. However, there can be no assurance it will be successful in this regard or that it will generate any significant proceeds from any sale.

       Progenitor

       Progenitor completed its initial public offering and acquisition of Mercator Genetics, Inc. in August 1997, which resulted in Interneuron's ownership in Progenitor's outstanding capital stock decreasing to approximately 37% (and subsequently to approximately 36% at September 30, 1998). Consequently, the Company ceased consolidating the financial statements of Progenitor. The Company's financial statements include Progenitor on a consolidated basis through August 1997 and on an equity method basis thereafter. See "Results of Operations".

       In December 1998, Progenitor announced its intention to implement an immediate cessation of operations. Progenitor did not have sufficient funds to meet its obligations and was unable to raise additional funds. Progenitor's market valuation had been substantially reduced and the Company could not viably sell any of its holdings of Progenitor securities. As a result, as of September 30, 1998, the Company's investment in Progenitor was reduced to zero. See Note P of Notes to Consolidated Financial Statements.

       General

       The Company's business strategy includes evaluation of various technologies, product or company acquisitions, licensing and/or financing opportunities (including private placements and initial and follow-on equity offerings), and Interneuron and Intercardia engage from time to time in discussions relating to such opportunities. In particular, each of Interneuron and Intercardia require additional cash to fund operations after 1999 and intend to seek additional financings and corporate collaborations during fiscal 1999. There can be no assurance either company will obtain sufficient cash to fund future operations. See "Liquidity and Capital Resources" and "Subsidiaries - Intercardia." Any such initiatives may involve the issuance of securities of Interneuron or Intercardia and/or financial commitments for licensing fees and/or to fund product development, either of which may adversely affect the Company's consolidated financial condition or results of operations. The Company's in-licensing agreements generally require the Company to undertake general or specific development efforts or risk the loss of the license and/or incur penalties.

       Although Interneuron may acquire additional equity in Intercardia through participation in financings, purchases from third parties, including open market purchases and conversion of intercompany debt, equity financings by Intercardia will likely reduce Interneuron's percentage ownership of Intercardia and funds held by Intercardia are not generally available to Interneuron.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

       Not applicable

Item 8. Financial Statements and Supplementary Data

       The response to this item is included in a separate section of this Report. See Index to Consolidated Financial Statements on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

RISK FACTORS

     The following factors should be reviewed carefully, in conjunction with the other information in this Report and the Company's consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Report and presented elsewhere by Company management from time to time. See "Note Regarding Forward-Looking Statements."

     Risks Relating to Redux Litigation

     After the Redux withdrawal in September 1997, we have been named, together with other pharmaceutical companies, as a defendant in approximately 779 product liability legal actions in federal and state courts involving the use of Redux and other weight loss drugs. Many of these actions purport to be class actions. On September 25, 1998, the U.S. District Court for the Eastern District of Pennsylvania (the "Court") preliminarily approved a settlement agreement relating to the proposed settlement of all product liability litigation against us related to Redux.

     Risks Associated with Proposed Settlement of Product Liability Litigation:
If the settlement agreement becomes final, payments we make could materially adversely affect our operations and financial condition. The amount of the liability and related charges we recognize are likely to be significant and to materially adversely affect our net worth. If the proposed settlement does not become final, the ongoing Redux-related product liability litigation would then proceed against us. In this event, this litigation may continue to materially adversely affect our business, including our ability to obtain sufficient financing to fund operations. In addition, although we cannot predict the outcome of this litigation, such outcome may materially adversely affect our future business, financial condition and results of operations. In addition, the costs and uncertainties associated with the legal actions related to Redux have had, and may continue to have, an adverse effect on:

     - the market price of our common stock;

     - our ability to obtain corporate collaborations or additional financing to satisfy cash requirements;

     - our ability to retain and attract qualified personnel;

     - our ability to develop and commercialize products on a timely and adequate basis;

     - our ability to acquire rights to additional products; and

     - our ability to obtain product liability insurance for other products and officers and directors' liability insurance at acceptable costs, or at all.

     Any or all of these factors may materially adversely affect our business, financial condition and results of operations. See Note H of Notes to Consolidated Financial Statements.

     Conditions to Final Settlement: The settlement will not become final until:

     - approved by the Court and - the time for filing appeals has passed or all appeals have been exhausted.

     In this case, in order to approve the settlement, the Court must make a determination that the proposed settlement:

     - is fair and reasonable;

     - meets each of the prerequisites for a class action generally; and

     - meets the prerequisites for a "limited fund" class action in particular, all as required by the Federal Rules of Civil Procedure.

     Pursuant to these rules, notice of the proposed settlement was provided to potential class members in November 1998. The Court has scheduled a fairness hearing for February 25, 1999. At the fairness hearing, proponents and opponents of the proposed settlement will be given an opportunity to present written and oral arguments in favor of or against the settlement. Following the fairness hearing, the Court must determine if the case is properly certified as a limited fund class action, and if so, whether the terms of the settlement agreement are fair and reasonable.

     We may withdraw from the settlement agreement, or the settlement agreement may otherwise terminate, under any of the following conditions:

     - final approval of the settlement agreement is not entered by the Court; " class certification and/or approval of the settlement agreement is overturned on appeal for any reason;

     - pending and future litigation against us or any other party released by the settlement agreement is not permanently enjoined on the final approval date;

     - the class action and all pending multi-district lawsuits against the released parties are not dismissed with prejudice on the final approval date;

     - an order is not entered by the Court permanently barring contribution and indemnity claims by other defendants in the diet drug litigation; or

     - we are unable to compel tender of our insurance proceeds.

     There is a risk that after the fairness hearing the Court may not approve the settlement. Even if the Court approves the settlement, opponents of the settlement may appeal the Court's opinion to the United States Court of Appeals for the Third Circuit. There is a case pending before the United States Supreme Court (Ortiz v. Fibreboard Corporation et al.) ("Ortiz"), that may influence the Court's decision or the outcome of any appeal that might be taken. Oral argument in the Ortiz case was heard on December 8, 1998 and the Supreme Court is likely to render its opinion between January and June 1999. Although factually distinguishable in many respects from our proposed settlement, Ortiz involves an appeal from a mandatory, putative "limited fund" class action settlement. The Supreme Court's rulings in Ortiz may significantly influence, or potentially result in the overturning of, the settlement agreement.

     Summary of Payments Required by Proposed Settlement: The settlement agreement requires us to deposit approximately $15,000,000 in three installments into a settlement fund as follows:


     - $2,000,000, which was deposited in September 1998;

     - $3,000,000, payable after the Settlement Agreement is approved by the Court; and

     - $10,000,000, plus interest, after the settlement becomes final.

     The first two installments, less certain expenses, will be returned to us if the settlement does not become final.

     In addition, we agreed:

     - to cause all remaining and available product liability insurance proceeds related to Redux to be deposited into the settlement fund;

     - to pay royalties based on our product revenues to the settlement fund, in the total amount of $55,000,000, over a seven year period commencing after the settlement becomes final;

     - if, at the end of that seven year period, we pay less than $55,000,000 of royalties, to issue to the settlement fund shares of our stock in an amount equal to the unpaid balance divided by $7.49 per share.

     In November 1998, one of the insurers filed an action against us and Servier pursuant to the federal interpleader statute. The insurer alleges that both we and Servier have asserted claims against an insurance policy issued by the insurer to us with limits of $5,000,000 in excess of $20,000,000. The insurer has deposited the limits of the policy into the registry of the Court.

     Future Charges to Operations: As a result of the settlement, we will record charges to operations, which may be substantial, expected to be as follows:

     - We will record initial charges for the estimated fair value of our obligations under the settlement agreement, exclusive of insurance proceeds. We will record this charge when we can determine that it is probable that the conditions to final settlement have been or will be met. We expect this to be subsequent to the fairness hearing and the Supreme Court ruling in Ortiz.

     - If we record charges prior to the final settlement date, then on the date the settlement agreement becomes final, we will determine if there was any increase in the fair value of the equity conversion feature of the royalty agreement and record any such increase as an additional charge to operations.

     - From the date we record the initial charge and related liability for the settlement and through the initial term of the royalty agreement, we may record additional charges to accrete the liability attributable to the royalty feature of the royalty agreement up to the amount of royalties we expect to pay over the time we expect to make such royalty payments.

     Redux Safety Issues: The FDA-approved labeling for Redux included references to certain risks that may be associated with dexfenfluramine and that were highlighted during the FDA's review of the drug. One issue relates to whether there is an association between appetite suppressants, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"). PPH is a rare but serious lung disorder estimated to occur in the general population at one to two cases per million adults per year. An epidemiologic study conducted in Europe known as IPPHS (International Primary Pulmonary Hypertension Study) examined risk factors for PPH. This study showed that among other factors, weight reduction drugs, including dexfenfluramine, and obesity itself were associated with a higher risk of PPH. In the final report of IPPHS, published in the New England Journal of Medicine (August 29, 1996), the authors re-classified and included certain previously excluded cases of PPH, resulting in an increase in the estimated yearly occurrence of PPH for patients taking appetite suppressants for greater than three months' duration to be between 23 and 46 cases per million patients per year. The revised labeling for Redux disclosed this revised estimate.

     The FDA-approved labeling for Redux also included discussion as to whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies conducted by third parties related to this issue purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity.

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

     The September 1997 withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine (commonly referred to as the "fen-phen" combination). The FDA presented these observations, indicating an incidence of approximately 30%, to us in September 1997. Subsequent to the withdrawal, we have been named as a defendant in numerous legal actions relating to Redux, as summarized above.

     Interneuron, Wyeth-Ayerst and the FDA continue to receive additional adverse event reports of abnormal heart valve findings in patients using Redux or fenfluramine alone or in combination with other weight loss agents. These reports have included symptoms such as shortness of breath, chest pain, fainting, swelling of the ankles or a new heart murmur.

     On November 13, 1997, the U.S. Department of Health and Human Services ("HHS") issued preliminary recommendations for the medical management of people who took Pondimin or Redux. HHS recommended, until more complete information is available, that:

  - patients who took either drug should see their physician to determine whether there are signs or symptoms of heart or lung disease;

  - if such person has signs or symptoms of heart or lung disease, such as a new heart murmur or shortness of breath, have an echocardiogram performed;

  - physicians strongly consider performing an echocardiogram before a patient who has taken either drug has any invasive procedure for which antibiotic prophylactic treatment is recommended to prevent the development of bacterial endocarditis.

       See "Business--Redux" and "Legal Proceedings".

Uncertainties Relating to Citicoline

     Risk that Ongoing Phase 3 Study Does Not Demonstrate Efficacy or that FDA Does Not Approve Citicoline: We are substantially dependent on FDA approval of citicoline and on the successful commercialization of citicoline. In the event the ongoing Phase 3 clinical study fails to demonstrate the efficacy of citicoline or the FDA does not grant authorization to market the drug, we would be materially adversely affected. In April 1998, we withdrew our NDA for citicoline after receipt of negative results in a 100 patient Phase 3 clinical trial. We are now devoting a substantial portion of our cash resources to a 900 patient Phase 3 clinical study with citicoline which commenced in June 1998. However, the results of the ongoing Phase 3 clinical study may not demonstrate the efficacy of citicoline. Notwithstanding the results of this study, the FDA may not grant authorization to commercialize citicoline. Our agreement with Ferrer relating to a license of certain patent rights relating to citicoline provides that Ferrer may terminate the agreement if FDA approval of citicoline is not obtained by January 2002, subject to certain extensions.

     Additional Funds or Corporate Collaboration Required to Market Citicoline:
We require additional funds for manufacturing, distribution, marketing and selling efforts, assuming FDA approval of citicoline. The amount of funds required depends upon whether we market citicoline ourselves or enter into a corporate collaboration and the terms of any such collaboration. We have no commitments or arrangements to obtain additional funds or a corporate collaboration. We may not be able to obtain such funds or a corporate collaboration on favorable terms or at all. If we market citicoline directly, we will be required to obtain substantial additional funds and to establish, maintain and manage sufficient sales and marketing capabilities.

We have no experience in marketing any pharmaceutical products directly. We may not be able to recruit and retain required marketing, sales, medical and administrative support personnel or otherwise successfully market citicoline. Assuming FDA approval, revenues we generate from citicoline will depend to a significant extent on the FDA-approved label as well as the availability of third-party reimbursement for the drug.

     If additional funds are not available, we will be required to delay product launch, reduce launch and marketing efforts, or enter into a corporate collaboration for citicoline on terms which may not be favorable to us. Any of these alternatives may cause us to generate less revenue and, eventually, reduced profitability from citicoline than if we were able to launch the product on a timely basis and conduct sole marketing. See "Risks Relating to Redux Litigation" and "Need for Additional Funds".

     Dependence on Third Parties for Manufacturing Citicoline: We will be dependent upon third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing in accordance with our requirements and current U.S. Good Manufacturing Practices ("cGMP") regulations. We will also be dependent on third party arrangements for the distribution of citicoline. We do not have an agreement with a manufacturer for supply of commercial quantities of citicoline finished product and we may not be able to obtain such an agreement on favorable terms or at all. Our inability to obtain a supply agreement for finished product could adversely affect our ability to commercialize citicoline on a timely and cost-effective basis. Our agreement with Ferrer requires us to purchase from Ferrer citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. We may be unable to establish on a timely basis, or maintain, manufacturing capabilities of bulk compound and finished product. In addition, suppliers may not be able to meet manufacturing requirements on a timely basis or at all.

     Any citicoline manufacturing facilities are subject to FDA inspection both before and after NDA approval to determine compliance with cGMP requirements. Any facilities used to produce citicoline may not have complied, or may not be able to maintain compliance, with cGMP. The cGMP regulations are complex and failure to be in compliance could lead to non-approval or delayed approval of the NDA. This would delay product launch or, if approval is obtained, may result in remedial action, penalties and delays in production of material acceptable to the FDA.

     Need for Additional Funds

     Although we believe we have sufficient cash to meet our requirements through fiscal 1999, we will require additional funds after such time. We continue to expend substantial funds for product development activities, primarily clinical testing of citicoline. We intend to seek additional funds during fiscal 1999 through corporate collaborations or equity or debt financings. We do not have any commitments or arrangements for additional financing. As a result of the uncertainties and costs associated with the Redux-related litigation, market conditions, and other factors generally affecting the ability to raise additional funds, we may not be able to obtain sufficient additional funds to satisfy cash requirements or may be required to obtain financing on terms that are not favorable to the Company. If we are unable to enter into a corporate collaboration or obtain additional funds, we will not have sufficient cash to support our operations beyond 1999. In such event we would be required to reduce, defer or discontinue our product development programs. We may be required to obtain funds on terms which are not favorable to us and our stockholders.

     Our financing requirements are based on certain assumptions primarily relating to operations and the proposed settlement of the Redux product liability litigation. The amount of additional funds we require depends on many factors including:

  - the timing, costs and outcome of the Redux-related litigation, including whether and when the proposed settlement of the product liability litigation becomes final and related payments become due;

    - the results of the ongoing Phase 3 clinical trial with citicoline; " the timing and outcome of the FDA review process for citicoline;

    - if citicoline receives FDA authorization for marketing, the timing and extent of citicoline launch and marketing activities we conduct;

    - our ability to enter into a corporate collaboration for citicoline or pagoclone and the terms of any such collaborations;

    - the nature and extent of clinical trials conducted by us on other products;
    - whether we acquire and seek to develop new products; and

    - the extent to which we use cash or securities as consideration for any of the foregoing. To the extent that we issue securities, dilution to existing stockholders will result.

     See "Risks Relating to Redux Litigation" and "Uncertainties Related to Citicoline".

     In addition, although Intercardia believes it has sufficient cash resources through fiscal 1999, it will also require additional funds after such time and intends to seek additional financing or corporate collaborations during fiscal 1999. If adequate funds are not available to Intercardia on acceptable terms, Intercardia may be required to delay, scale back or eliminate some or all of its research and product development programs. Although we may acquire additional equity in Intercardia, equity financings by Intercardia will likely reduce our percentage ownership of Intercardia. Funds held by Intercardia are not generally available to us.

     History of Losses; Accumulated Deficit and Expectation of Future Losses; Charges to Operations; Uncertainty of Future Profitability

     Through September 30, 1998, we had accumulated net losses since inception of approximately $232,000,000. We continue to have losses and to use cash in operating activities. We will be required to conduct significant development and clinical testing activities and establish marketing, sales, regulatory and administrative capabilities for many of the products we are developing. These activities are expected to result in continued operating losses for the foreseeable future. We cannot predict the extent of future losses or the time required to achieve profitability. In addition, payments to be made by us pursuant to the proposed settlement of the Redux product liability litigation could materially adversely affect our operations and financial condition.

     We will record charges to operations in connection with the settlement agreement, commencing when we can determine it is probable that the conditions to final settlement have been or will be met. The amount of the related liability to be recognized by us is likely to be significant and to materially adversely affect our net worth. See "--Risks Relating to Redux Litigation" and "Legal Proceedings".

     We incurred a $2,326,000 charge during fiscal 1998 relating to our plan to discontinue InterNutria's operations. InterNutria's operations resulted in substantial losses, including $17,151,000 in fiscal 1998, prior to this charge. We have also incurred and will continue to incur noncash compensation expense over the vesting periods of 1,226,334 shares subject to awards granted under the Company's 1997 Equity Incentive Plan. These charges are expected to aggregate approximately $14,000,000, of which we incurred approximately $10,000,000 in fiscal 1998 and we expect to incur the remainder through fiscal 2000. In connection with Intercardia's acquisition of CPEC, we will incur charges to operations when and if Intercardia makes two milestone payments to the former CPEC stockholders. These milestone payments are payable with our Common Stock. Each additional payment will have a minimum value of $750,000 and a maximum value of $1,875,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We may never achieve or sustain profitability. Substantially all of our revenues had been derived from Redux, which was withdrawn from the market in September 1997. We have experienced, and may continue to experience, fluctuations in revenues as a result of the Redux withdrawal, regulatory approvals, product launches, the timing of license fees, royalties, product shipments, and milestone payments.

     Uncertainties Generally Related to Clinical Trials

     Before obtaining regulatory approval for the commercial sale of any of the pharmaceutical products we are developing, we must demonstrate that the product is safe and efficacious for use in each target indication. If clinical trials do not demonstrate the safety and efficacy of certain products under development, we will be materially adversely affected. The results of preclinical studies and early clinical trials may not predict results that will be obtained in large-scale testing or use. Clinical trials of products we are developing may not demonstrate the safety and efficacy of such products. Regardless of clinical trial results, the FDA may not approve marketing of the product. A number of companies in the pharmaceutical industry, including the Company, have suffered significant setbacks in advanced clinical trials or have not received FDA approval, even after promising results in earlier trials. We withdrew our NDA for citicoline after receipt of negative results in a small Phase 3 clinical study and commenced a third pivotal Phase 3 clinical study. BEXTRA is currently in a Phase 3 clinical study for which enrollment is scheduled to end December 31, 1998. Because this study is sponsored by the National Institutes of Health and the VA, Intercardia does not control the timing, operation or analysis of the study.

Product Liability Exposure and Insurance Uncertainties

     In addition to the claims and risks summarized under "Risks Relating to Redux Litigation", the use of other products in clinical trials and the marketing of any products may expose us to substantial product liability claims and adverse publicity. Certain of our agreements require us to obtain specified levels of insurance coverage, naming the other party thereto as an additional insured. We may not be able to maintain or obtain such insurance coverage, or to obtain such insurance in amounts sufficient to protect us or other named parties against such liability, at a reasonable cost, or at all. In addition, any insurance obtained may not cover any particular liability claim. We are unable to predict the extent to which the Redux-related litigation may affect our ability to obtain sufficient product liability insurance for other products at costs acceptable to us. We have indemnified certain licensors and licensees and may be required to indemnify additional licensors or licensees against product liability claims incurred by them as a result of products we develop or market. In the event of uninsured or insufficiently insured product liability claims, or in the event a successful indemnification claim was made against us, our business and financial condition could be materially adversely affected.

     Dependence on Others for Clinical Development, Regulatory Approvals, Manufacturing and Marketing

     We depend upon collaborative partners for the development, manufacturing and marketing of certain of our products. In particular, we do not have sufficient funds to conduct and do not intend to commence a Phase 3 clinical study on pagoclone unless we enter into a collaborative arrangement providing for development, manufacturing and marketing. We may not be successful in establishing any collaborative arrangements. In addition, any such collaborative partners may not be successful in commercializing our products or may terminate their collaborative agreements with us. If we obtain any collaborative arrangements, we will depend on the efforts of these collaborative partners and we may have limited control over the manufacture and commercialization of the products subject to the collaboration. In the event certain of our collaborative partners terminate the related agreements or fail to manufacture or commercialize products, we would be materially adversely affected. Because we will generally retain a royalty interest in sales of products licensed to third parties, our revenues may be less than if we marketed products directly.

     Risk of Termination of Contractual Arrangements

     Our agreements with licensors and licensees generally provide the other party with rights to terminate the agreement, in whole or in part, under certain circumstances. Many of our agreements require us to diligently pursue development of the underlying product or risk loss of the license or incur penalties. Termination of certain agreements could substantially reduce the likelihood of successful commercialization of a particular product. Depending upon the importance to us of the product that is subject to any such agreement, this could materially adversely affect our business. Ferrer has the right to terminate the Ferrer Agreement in the event FDA approval of citicoline is not obtained by January 2002, subject to certain extensions, or in the event an unaffiliated party acquires 50% of our Common Stock. In September 1998, an agreement among Intercardia, CPEC and Astra Pharmaceuticals relating to the development and commercialization of BEXTRA in the U.S. terminated. As a result, Intercardia is now responsible for substantially all remaining U.S. development and marketing costs associated with BEXTRA. See "Agreements" and "--Need for Additional Funds".

     Uncertainty of Government Regulation

     Our research, development and pre-clinical and clinical trial activities and the manufacturing and marketing of our products are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and other countries. The process of obtaining required regulatory approvals for drugs, including conducting preclinical and clinical testing, is lengthy, expensive and uncertain. Even after such time and expenditures, we may not obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug's market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product's marketing or withdrawal of the product from the market as well as possible civil or criminal sanctions. We will depend upon the manufacturers of our products to comply with cGMP. We also depend on laboratories and medical institutions conducting preclinical studies and clinical trials to maintain both good laboratory and good clinical practices. We may not be able to obtain on a timely basis, or at all, cGMP manufacturers capable of producing product to meet our requirements, which would materially adversely affect our ability to commercialize these products. See "Uncertainties Relating to Citicoline."

     In addition, we and our collaborative partners may be subject to regulation under state and federal laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other local, state, federal and foreign regulation. We cannot predict the impact of such regulation on us, although it could be material and adverse.

     Limited Patent Protection; Failure to Obtain or Retain Patents and Proprietary Rights

     Our future success will depend to a significant extent on our ability to:

  - obtain and enforce patent protection on our products and technologies;

  - maintain trade secrets; and

  - operate and commercialize products without infringing on the patents or proprietary rights of others.

     Our patents may not afford any competitive advantages and may be challenged or circumvented by third parties. Further, patents may not issue on pending patent applications. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before a potential product can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, reducing any advantage of the patent.

     The U.S. composition of matter patent on bucindolol expired in November 1997. As a result, assuming FDA approval can be obtained, competitors, including generic drug manufacturers, may market bucindolol, if market exclusivity is not obtained under the Waxman-Hatch Act and after such exclusivity expires. Intercardia must pay a royalty on net sales of bucindolol, which lessens its ability to compete with generic drug manufacturers of bucindolol. Our licensed U.S. patent covering the administration of citicoline to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine expires in 2003, subject to potential extension under the Waxman-Hatch Act. As described in the licensed patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuromuscular disorders, and post-stroke rehabilitation. Although the claim of the licensed patent is broadly directed to the treatment of inadequate release of brain acetylcholine, this patent may not afford protection against competitors of citicoline to treat ischemic stroke.

     Our business may be materially adversely affected if we fail to obtain and retain needed patents, licenses or proprietary information. Others may independently develop similar technologies or duplicate any technology we develop. Furthermore, litigation may be necessary to:

     - enforce any of our patents;

     - determine the scope and validity of the patent rights of others; or

     - in response to legal action against us claiming damages for infringement of patent rights or other proprietary rights or seeking to enjoin commercial activities relating to the affected product or process.

     The outcome of any such litigation is highly uncertain. Such litigation may also result in significant use of management and financial resources.

     To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information which may not be resolved in our favor. Most of our consultants are employed by or have consulting agreements with third parties and any inventions discovered by such individuals generally will not become our property. There is a risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, which could adversely affect us.

     Uncertainty Regarding Waxman-Hatch Act

     Assuming regulatory approvals are obtained, our ability to commercialize successfully certain drugs, including citicoline and BEXTRA, may depend on the availability of market exclusivity or patent extension under the Waxman-Hatch Act. The composition of matter patent for bucindolol expired in November 1997 and the Company's licensed patent relating to citicoline expires in 2003. The marketing of these products could be materially adversely affected if marketing exclusivity or patent extension provisions are not available to us.

     The Waxman-Hatch Act establishes a period of time from the date of FDA approval of certain NDAs during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors, although it may accept or approve long-form applications (that is, other complete NDAs) for such drug. The Waxman-Hatch Act also provides that a patent which claims a product, use or method of manufacture covering certain drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for research and FDA review of the product. We are unable to predict whether we will obtain market exclusivity for CerAxon or BEXTRA or patent term extension for citicoline under the Waxman-Hatch Act or similar foreign laws.

Competition

     Competition from other pharmaceutical companies is intense and expected to increase. We are aware of products under development by our competitors that address diseases we are targeting and competitors have developed or are developing products or technologies that are, or may be, the basis for competitive products.

  - With respect to citicoline, Genentech, Inc. markets Activase, a thrombolytic agent, as a treatment for stroke. We are aware that other companies are conducting clinical trials on a number of other products for stroke which could also compete with citicoline.

  - BEXTRA would compete with Coreg (carvedilol), which is marketed in the U.S. for the treatment of congestive heart failure and possibly with two other beta-blockers which were the subject of separate Phase 3 clinical trials that each recently terminated early due to positive results. As a result, bucindolol would be the third or fourth beta-blocker to be introduced in the U.S. market to treat CHF. Although the patent on bucindolol has expired, Intercardia is required to pay royalties on net sales.

  - Pagoclone would also compete with a number of drugs available and under development to treat anxiety or panic disorders, including serotonergic drugs such as BuSpar, Paxil, Zoloft and Prozac and benzodiazepines such as Valium and Xanax.

     Many of the other companies who market or are expected to market competitive drugs are large, multinational pharmaceutical companies who have substantially greater marketing and financial resources and experience than us. We may not be able to develop products that are more effective or achieve greater market acceptance than competitive products. In addition, our competitors may develop products that are safer or more effective or less expensive than those we are developing or that would render our products less competitive or obsolete. As a result, our products may not be able to compete successfully.

     If the proposed settlement of the Redux product liability litigation becomes final, we will be required to pay the settlement fund royalties on product sales, in addition to royalties payable to licensors. These obligations may adversely affect our ability to compete with certain lower priced competitive drugs.

     Many companies in the pharmaceutical industry also have substantially greater experience in undertaking preclinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing products. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies.

     Uncertainty Regarding Pharmaceutical Pricing and Reimbursement

     Efforts of governmental and third-party payors to contain or reduce the cost of health care will affect our business. Successful commercialization of many of our products may depend on the availability of reimbursement for the cost of such products and related treatment from third-party health care payors, such as the government, private insurance plans and managed care organizations. Third-party payors are increasingly challenging the price of medical products and services. Such reimbursement may not be available for any of our products at all or for the duration of the recommended treatment with the drug, which could materially adversely affect our ability to commercialize such drug. The increasing emphasis on managed care in the U.S. continues to increase the pressure on pharmaceutical pricing. There have been, and we anticipate that there will continue to be, a number of proposals to implement government control over the pricing or profitability of prescription pharmaceuticals, as is currently the case in many foreign markets. The announcement or adoption of such proposals could adversely affect us. Furthermore, our ability to commercialize our products may be adversely affected to the extent that such proposals materially adversely affect the business, financial condition and profitability of companies that are prospective collaborative partners.

     Risks Relating to Managing Growth

     Assuming required additional funds and regulatory approvals are obtained and additional product launches occur, we may experience a period of rapid growth. This would place significant demands on our management, operational, financial and accounting resources. If we market certain products directly, such as citicoline, we will further strain these resources. In particular, we will be required to establish and maintain a marketing organization, including a sales force and related management systems. Our future success will depend in part on whether we can expand our operational, financial and accounting systems and expand, train and manage our employee base. Our inability to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

     Early Stage of Products Under Development

     We are investigating for therapeutic potential a variety of pharmaceutical compounds, technologies and other products at various stages of development. Intercardia Research Laboratories is conducting very early stage research and its technology requires significant further research and development, testing and regulatory clearances, and is subject to the risks of failure inherent in the development of products or therapeutic procedures based on innovative technologies. The products we are developing are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. We are unable to predict whether any of our products will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products or procedures are long and uncertain.

     Dependence Upon Key Personnel and Consultants

     We are dependent on certain executive officers and scientific personnel and our business would be adversely affected by the loss of certain of these individuals. We have key person life insurance policies on the lives of Glenn L. Cooper, M.D., Richard Wurtman, M.D. and Lindsay A. Rosenwald, M.D. Drs. Wurtman and Rosenwald devote only a portion of their time to the Company's business. In addition, we rely on independent consultants to design and supervise clinical trials and assist in preparation of FDA submissions.

     Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate highly skilled employees, could adversely affect our business and prospects. The uncertainties associated with the ongoing Redux-related litigation adversely affects our ability to recruit qualified personnel. We are actively seeking to hire a permanent chief financial officer and, if regulatory approvals and additional funds are obtained, will be required to hire significant numbers of marketing and sales personnel, as well as medical and administrative support personnel, in connection with a launch of citicoline. We may not be able to attract additional qualified employees or retain our existing personnel.

     Control by Present Stockholders; Anti-Takeover Provisions

     Our executive officers, directors and principal stockholders (including individuals or entities related to such stockholders) beneficially own approximately 44% of our outstanding Common Stock. Accordingly, these officers, directors and stockholders may have the ability to exert significant influence over the election of our Board of Directors and to determine corporate actions requiring stockholder approval.

     The Board of Directors has the authority, without further approval of our stockholders, to fix the rights and preferences of and to issue shares of preferred stock. The preferred stock held by AHP provides that AHP's consent is required prior to a merger of the Company, the sale of substantially all of our assets or certain other transactions. In addition, Ferrer may terminate its license agreement with us relating to citicoline in the event an unaffiliated third party acquires 50% of our Common Stock. In addition, vesting of shares of our Common Stock subject to stock awards under the Company's 1997 Equity Incentive Plan accelerates and outstanding options under the Company's stock option plans become immediately exercisable upon certain changes in control of the Company, except under certain conditions. In addition, Delaware corporate law imposes limitations on certain business combinations. These provisions could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company and, accordingly, could adversely affect the price of our Common Stock.

     No Dividends

     We have not paid any cash dividends on our Common Stock since inception and do not expect to do so in the foreseeable future. Any dividends will be subject to the preferential cumulative dividend of $0.1253 per share and $1.00 per share payable on the outstanding Series B Preferred Stock and Series C Preferred Stock, respectively, held by AHP and dividends payable on any other preferred stock we may issue.

     Potential Volatility of Stock Price

     The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. Future announcements concerning us or Intercardia or our competitors may have a significant impact on the market price of our Common Stock. Factors which may affect our market price include:

 - litigation developments;

 - results of clinical studies and regulatory reviews;

 - market conditions in the pharmaceutical and biotechnology industries;

 - competitive products;

 - financings or corporate collaborations;

 - sales or the possibility of sales of our stock;

 - our results of operations and financial condition;

 - proprietary rights;

 - public concern as to the safety or commercial value of our products; or

 - general economic conditions.


     The uncertainties associated with the Redux-related litigation have adversely affected and may continue to adversely affect the market price of our Common Stock. Furthermore, the stock market has experienced significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our Common Stock. See "Risks Relating to Redux Litigation" and "Shares Eligible For Future Sale; Registration Rights."

     Shares Eligible for Future Sale; Registration Rights

     As of December 22, 1998, we had 41,817,017 shares of Common Stock outstanding. Substantially all of these shares are eligible for sale without restriction or under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of the Company as that term is defined under the Securities Act of 1933, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

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

     AHP has registration rights relating to 622,222 shares of Common Stock issuable upon conversion of preferred stock. Swiss Bank Corporation, London Branch ("SBC"), has registration rights relating to 2,000,000 shares of Common Stock subject to options held by SBC to purchase such shares in December 1999. See Note I of Notes to Consolidated Financial Statements.

     We have outstanding registration statements on Form S-3 relating to the resale of our shares of Common Stock and on Form S-8 relating to shares issuable under our 1989 Stock Option Plan, 1994 Long-Term Incentive Plan, 1995 Stock Purchase Plan, 1997 Equity Incentive Plan and 1998 Employee Stock Option Plan.

     The recipients of shares of our Common Stock under the 1997 Equity Incentive Plan can sell these shares immediately when the shares vest. Of the 1,226,334 shares of Common Stock issued or issuable under the 1997 Equity Incentive Plan pursuant to stock awards, 501,188 shares vested and were issued during fiscal 1998, and the remaining 725,146 shares vest from December 1998 through May 2000. The vesting dates are subject to extension if it occurs during a "Black Out Period." Black Out Periods generally are periods in which the recipient is unable to sell the shares subject to the award at the applicable vesting date due to legal or contractual restrictions. The vesting dates are also subject to acceleration under certain circumstances, including certain changes in control of the Company, except under certain conditions. Sales of the shares of Common Stock subject to restricted stock awards or the possibility of sales of such shares may adversely affect the market price of our Common Stock.

     Shares Subject to Options, Warrants, Stock Awards and Royalty Agreement

     As of December 22, 1998, we had reserved the following shares of Common Stock for issuance:

  - 7,203,000 shares issuable upon exercise of outstanding options and warrants, subject to anti-dilution provisions. As a result of such provisions, additional shares of Common Stock may be issued upon exercise of certain warrants.

  - 725,146 shares issuable, at nominal consideration, upon vesting of stock awards under the Company's 1997 Equity Incentive Plan;

  - 7,343,124 shares for potential issuance under the royalty agreement, if the proposed settlement of the Redux product liability litigation becomes final, based on the total amount of royalties payable ($55,000,000) divided by the conversion price ($7.49 per share); and

  - an additional 3,322,000 shares reserved for issuance under the Company's stock option plans, stock purchase plan and equity incentive plan.

     We may grant additional options, warrants or stock awards. In addition, we are required to issue additional shares of Common Stock in connection with technology acquisitions and may issue additional shares if certain call options to purchase 2,000,000 shares are exercised. To the extent such shares are issued, the interest of holders of Common Stock will be diluted.

     Risk Associated  with Year 2000 Compliance

     If we fail to implement our Year 2000 compliance plan successfully or in a timely manner, or if we fail to identify significant two-digit dependencies in our systems or with key business vendors, we could be materially adversely affected. We cannot assess the likelihood of third parties' Year 2000 compliance or the impact any noncompliance may have on our operations at this time. If there are significant delays or unanticipated Year 2000 issues with key business vendors, the Year 2000 issue could have a material adverse effect on our product development and our future results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

  (b) Reports on Form 8-K

During the three month period ended September 30, 1998, the Registrant filed reports on Form 8-K reporting information under "Item 5 - Other Information" on August 18, 1998 and September 9, 1998. The Company also filed a report on Form 8-K reporting information under "Item 5 - Other Information" on October 2, 1998.

(c) Exhibits


3.4      -    Restated Certificate of Incorporation of Registrant, as amended(41)
3.5      -    By-Laws of Registrant(1)
4.4      -    Certificate of Designation establishing Series C Preferred Stock(17)
4.8      -    1997 Equity Incentive Plan and Form of Restricted Stock Award Agreement thereunder(44)
10.5 (a) -    Consultant and Non-competition Agreement between the Registrant, Richard Wurtman, M.D.(34)
10.5 (b) -    Consultant and Non-competition Agreement between InterNutria, Inc. and Judith Wurtman,
              Ph.D.(34)
10.6     -    Assignment of Invention and Agreement between Richard Wurtman, M.D., Judith Wurtman and the Registrant(1)
10.7     -    Management Agreement between the Registrant and Lindsay Rosenwald, M.D.(1)
10.9(a)  -    Restated and Amended 1989 Stock Option Plan (7)
10.11    -    Restated Amendment to MIT Option Agreement (1)
10.12(a) -    Patent and Know-How License Agreement between the Registrant and Les Laboratoires Servier
              ("Servier") dated February 7, 1990 ("License Agreement")(1)
10.12(b) -    Revised Appendix A to License Agreement(1)

10.12(c) -    Amendment Agreement between Registrant and Servier, Orsem and Oril,
              Produits Chimiques dated November 19,1992(3)(12)
10.12(d) -    Amendment Agreement dated April 28, 1993 between Registrant and
              Servier(16)
10.12(e) -    Consent and Amendment Agreement among Servier, American Home Products
              Corp. and Registrant(34)
10.13    -    Trademark License Agreement between the Registrant and Orsem dated
              February 7, 1990(1) 10.14 - Supply Agreement between the Registrant and Oril
              Products Chimiques dated February 7, 1990(1)(3) 10.16 - Assignment of Invention by Richard Wurtman, M.D. (1)
10.22(a) -    License Agreement dated January 15, 1993, as amended, between the
              Registrant and Grupo Ferrer(3)(16)
10.22(b) -    Addendum and Second Amendment to License Agreement between the
              Registrant and Ferrer Internacional S.A., dated June 1, 1998 (47)
10.25    -    License Agreement between the Registrant and the Massachusetts Institute of
              Technology(4)
10.28    -    Letter Agreement between the Registrant and Bobby W. Sandage, Jr., Ph.D.(7)
10.37    -    License Agreement dated as of February 15, 1992 between the Registrant and
              Massachusetts Institute of Technology(9)
10.40    -    Patent and Know-How Sublicense and Supply Agreement between Registrant and
              American Cyanamid Company dated November 19, 1992 (3)(12)
10.41    -    Equity Investment Agreement between Registrant and American Cyanamid Company dated November 19, 1992(12)
10.42    -    Trademark License Agreement between Registrant and American Cyanamid Company dated November 19, 1992(12)
10.4     -    Agreement between Registrant and Servier dated November 19,1992(12)
10.45    -    Agreement between Registrant and Parexel International Corporation dated October
              22, 1992 (as of July 21, 1992)(3)(14)
10.46    -    License Agreement dated February 9, 1993 between the Registrant and Massachusetts
              Institute of Technology(3)(15)
10.51    -    Letter Agreement between the Registrant and Mark Butler(18)
10.52    -    License Agreement dated February 18, 1994 between Registrant and Rhone-Poulenc
              Rorer, S.A.(20)
10.55    -    Patent License Agreement between Registrant and Massachusetts Institute of
              Technology dated March 1, 1994(20)
10.58    -    Master Equipment Lease including Schedules and Exhibits between Phoenix Leasing and Registrant (agreements for Transcell and Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and Progenitor(22)
10.59    -    Exhibit D to Agreement between Registrant and Parexel International Corporation dated as of March 15, 1994(3)(22)
10.60(a) -    Acquisition Agreement dated as of May 13, 1994 among the Registrant, Intercardia,
              Inc., Cardiovascular Pharmacology Engineering Consultants, Inc. (CPEC), Myocor, Inc.
              and the sellers named therein(23)
10.60(b) -    Amendment dated June 15, 1994 to the Acquisition Agreement(23)
10.61    -    License Agreement dated December 6, 1991 between Bristol-Myers Squibb and CPEC, as amended(3)(23)
10.61(a) -    Letter Agreement dated November 18, 1994 between CPEC and Bristol-Myers Squibb(25)
10.65(a) -    1994 Long-Term Incentive Plan, as amended(42)

10.67    -    Employment Agreement between Intercardia and Clayton I. Duncan with Registrant guarantee(25)
10.67(a) -    Amendment to Employment Agreement between Intercardia, Inc. and Clayton I. Duncan(36)
10.68(a) -    Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase Plan, as amended(36)
10.69    -    Office Lease, dated April 24, 1995 between Intercardia, Inc. and Highwoods/Forsyth Limited
              Partnership, with Registrant Guaranty(27)
10.71    -    Securities Purchase Agreement dated June 2, 1995 between the Registrant and Reliance
              Insurance Company, including Warrant and exhibits(29)
10.74    -    Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT
              Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings)(32)
10.78    -    Contract Manufacturing Agreement dated November 20, 1995 between Registrant and
              Boehringer Ingelheim Pharmaceuticals, Inc.(3)(34)
10.79    -    Development and Marketing Collaboration and License Agreement between Astra Merck, Inc.,
              Intercardia, Inc. and CPEC, Inc., dated December 4, 1995.(3)(33)
10.80    -    Intercompany Services Agreement between Registrant and Intercardia, Inc.(33)
10.82    -    Employment Agreement between Registrant and Glenn L. Cooper, M.D. dated
              April 30, 1996 effective as of May 13, 1996(37)
10.83    -    Co-promotion Agreement effective June 1, 1996 between Wyeth-Ayerst Laboratories and Interneuron
              Pharmaceuticals, Inc.(3)(38)
10.84    -    Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc.
              dated July 12, 1996(38)
10.85    -    Amendment No. 1 dated July 3, 1996 to Master Consulting Agreement between Interneuron
              Pharmaceuticals, Inc. and Quintiles, Inc. dated July 12, 1996(3)(38)
10.86    -    Lease Agreement between Transcell Technologies, Inc. and Cedar Brook Corporate Center, L.P.,
              dated September 19, 1996, with Registrant guaranty(39)
10.87    -    Lease dated February 5, 1997 between Registrant and Ledgemont Realty Trust(40)
10.89    -    Form of ISDA Master Agreement by and between the Registrant and Swiss Bank Corporation,
              London Branch, together with Schedules thereto(42)
10.90(a) -    Form of Confirmation for Contract A entered into pursuant to ISDA
              Master Agreement by and between the Registrant and Swiss Bank Corporation,
              London Branch, together with appendix thereto(42)
10.90(b) -    Form of Confirmation for Contract B entered into pursuant to ISDA
              Master Agreement by and between the Registrant and Swiss Bank Corporation,
              London Branch, together with appendix thereto(42)
10.90(c) -    Letter Amendment dated September 18, 1997 to Confirmations filed as
              Exhibits 10.90(a) and 10.90(b)(45)
10.91    -    Form of Agreement regarding Registration Rights and Related
              Obligations to be entered into by and between Registrant and Swiss
              Bank Corporation, London Branch(42)
10.92    -    Research and Collaboration and License Agreement effective as of
              June 30, 1997 by and among Merck & Co., Inc., Transcell
              Technologies, Inc. and the Registrant (assigned to Intercardia as of May 8, 1998)(3)(43)
10.93    -    Form of Indemnification Agreement between Registrant and each director, executive officer and certain officers of the Registrant entered into as of October 6, 1997(45)
10.94    -    1998 Employee Stock Option Plan(46)
10.95    -    Agreement and Plan of Merger dated March 2, 1998 by and among
              Registrant, Intercardia, Inc. and Transcell Technologies, Inc.(47)
10.95(a) -    Waiver and Consent Agreement dated May 8, 1998 by and among
              Registrant, Intercardia and Transcell(47)

10.96    -    Assignment and Assumption and Royalty Agreement between
              Intercardia and Registrant dated May 8, 1998(48)
10.97    -    License Agreement between Registrant and the Administrators of the
              Tulane Educational Fund dated April 29, 1998(48)
10.98    -    Letter of Understanding between the Registrant and the Plaintiffs'
              Management Committee dated September 3, 1998(49)
10.99    -    Agreement of Compromise and Settlement, including Appendices, dated September 21, 1998, between the Registrant and the Plaintiffs'
              Management Committee(50)
10.100   -    Royalty Agreement between the Registrant and the Plaintiffs' Management
              Committee effective as of September 21, 1998(51)
10.101   -    Fiscal 1999 Senior Executive Bonus Plan, as adopted by the Board September 9, 1998
21       -    List of Subsidiaries
23       -    Consent of PricewaterhouseCoopers LLP
27       -    Financial Data Schedule


----------------------------

(1) Incorporated by reference to the Registrant's registration statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
(3)  Confidential Treatment requested for a portion of this Exhibit.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990.
(7) Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1992.
(12) Incorporated by reference to the Registrant's Form 8-K dated November 30, 1992. (13) Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992. (14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992
(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1992.
(16) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1993.
(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1993.
(18) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993
(20) Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826).
(22) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1994.
(23) Incorporated by reference to the Registrant's Form 8-K dated June 20, 1994.
(25) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
(27) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1995.
(29) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated June 2, 1995.

(32) Incorporated by reference to Registrant's Report on Form 8-K dated August 16, 1995.
(33) Incorporated by reference to Registration Statement filed on Form S-1 (No. 33-80219) by Intercardia, Inc. on December 8, 1995.
(34) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(36) Incorporated by reference to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File No. 333-1273) filed March 15, 1996.
(37) Incorporated by reference to Registrant's Registration Statement on Form S-3 (File No. 333-03131) filed May 3, 1996.
(38) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q or 10-Q/A for the quarter ended June 30, 1996.
(39) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996
(40) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1996
(41) Incorporated by reference to Exhibit 3.5 of Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1997
(42) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1997
(43) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1997
(44) Incorporated by reference to Registrant's Form S-8 (File No. 333-40315) filed November 14, 1997.
(45) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(46) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1997
(47) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1998
(48) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998
(49) Incorporated by reference as Exhibit 99.1 of Registrant's Form 8-K dated September 3, 1998
(50) Incorporated by reference as Exhibit 99.2 of Registrant's Form 8-K dated September 28, 1998
(51) Incorporated by reference as Exhibit 99.3 of Registrant's Form 8-K dated September 28, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INTERNEURON PHARMACEUTICALS, INC.


Date: December 28, 1998          By:  /s/ Glenn L. Cooper
                                 ---------------------------------------------
                                      Glenn L. Cooper, M.D.,
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.


Name                           Title                                  Date
/s/ Glenn L. Cooper            President and Chief Executive          December 28, 1998
-----------------------------  Officer and Director (Principal
Glenn L. Cooper, M.D.          Executive Officer)

/s/ Lindsay Rosenwald
-----------------------------  Chairman of the                        December 28, 1998
Lindsay Rosenwald, M.D.        Board of Directors

                               Director                               December   , 1998
-----------------------------
Harry Gray

/s/ Alexander M. Haig          Director                               December 28, 1998
-----------------------------
Alexander M. Haig, Jr.

/s/ Peter Barton Hutt          Director                               December 28, 1998
-----------------------------
Peter Barton Hutt

/s/ Malcolm Morville           Director                               December 28, 1998
-----------------------------
Malcolm Morville

/s/ Robert K. Mueller          Director                               December 28, 1998
-----------------------------
Robert K. Mueller

/s/ Lee J. Schroeder           Director                               December 28, 1998
-----------------------------
Lee J. Schroeder

/s/ David B. Sharrock          Director                               December 28, 1998
-----------------------------
David B. Sharrock

/s/ Richard Wurtman            Director                               December 28, 1998
-----------------------------
Richard Wurtman, M.D.

/s/ Dale Ritter                Senior Vice President, Finance,        December 28, 1998
-----------------------------  Acting Chief Financial Officer
Dale Ritter                    and Treasurer (Principal
                               Financial and Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Audited Financial Statements                                                Page

Report of Independent Accountants.........................................  F-2
Consolidated Balance Sheets -- September 30, 1998 and 1997................  F-3
Consolidated Statements of Operations -- For the years ended
September 30, 1998, 1997 and 1996.........................................  F-4
Consolidated Statements of Stockholders' Equity -- For the years ended
September 30, 1998, 1997 and 1996.........................................  F-5
Consolidated Statements of Cash Flows -- For the years ended
September 30, 1998, 1997 and 1996.........................................  F-7
Notes to Consolidated Financial Statements................................  F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of Interneuron Pharmaceuticals, Inc.:



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Interneuron Pharmaceuticals, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



 PricewaterhouseCoopers LLP

Boston, Massachusetts
December 8, 1998

                        INTERNEURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands except share data)

                                                                                      September 30,     September 30,
                                                                                           1998              1997
                                                                                          ------            -----
                                     ASSETS
Current assets:
      Cash and cash equivalents                                                     $    39,330       $    55,820
      Marketable securities                                                              28,877            64,549
      Accounts receivable                                                                 1,273             1,297
      Inventories                                                                            -                735
      Prepaids and other current assets                                                   1,116             2,056
                                                                                     ----------         ---------
                                                                                         70,596           124,457

Marketable securities                                                                     3,825            19,683
Investment in unconsolidated subsidiary                                                      -              4,040
Property and equipment, net                                                               3,691             4,669
Other assets                                                                                 85                81
                                                                                     ----------         ---------
                                                                                     $   78,197     $     152,930
                                                                                     ==========         =========

                                   LIABILITIES
Current liabilities:
      Accounts payable                                                               $    1,334        $    1,615
      Accrued expenses                                                                   27,008            39,153
      Deferred revenue                                                                        -               750
      Current portion of notes payable and capital lease obligations                        837               710
                                                                                     ----------         ---------
             Total current liabilities                                                   29,179            42,228

Long-term portion of notes payable and capital lease obligations                          1,663             1,734

Minority interest                                                                         7,499            12,959


Commitments and contingencies (see Notes)

                               STOCKHOLDERS' EQUITY


Preferred stock; $.001 par value, 5,000,000 shares authorized;
      Series B, 239,425 shares issued and outstanding at September 30, 1998
      and 1997, respectively  (liquidation preference at September 30, 1998 $3,026)       3,000             3,000
      Series C, 5,000 shares issued and outstanding at September 30, 1998 and
      1997, respectively  (liquidation preference at September 30, 1998 $502)               500               500
Common stock; $.001 par value, 80,000,000 shares authorized; 41,817,017 shares issued and outstanding and  41,226,293 shares issued at September 30, 1998
      and 1997, respectively                                                                 42                41
Additional paid-in capital                                                              268,278           255,693
Accumulated deficit                                                                    (231,996)         (162,034)
Unrealized net gain on marketable securities                                                 32                85
Treasury stock, at cost, no shares and  70,483 shares at  September 30, 1998
      and  1997, respectively                                                                 -            (1,276)
                                                                                     ----------         ---------
                  Total stockholders' equity                                             39,856            96,009
                                                                                      =========         ---------
                                                                                     $   78,197        $  152,930
                                                                                     ==========         =========


 The accompanying notes are an integral part of the consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)



                                                                  For the years ended September 30,
                                                                 ---------------------------------

                                                                  1998           1997            1996
                                                                  ----           ----            ----
Revenues:
     Product revenue                                         $        -     $  55,945      $  13,779
     Contract and license fee revenue                             6,488        11,039          8,335
                                                             ----------    ----------     ----------
         Total revenues                                           6,488        66,984         22,114

Costs and expenses:
     Cost of product revenue                                          -        41,144         11,454
     Research and development                                    39,762        50,180         17,344
     Selling, general and administrative                         21,975        19,581         14,162
     Product withdrawal                                               -         7,528             -
     Purchase of in-process research and development                500         3,044          6,434
                                                             ----------    ----------     ----------
         Total costs and expenses                                62,237       121,477         49,394

Net loss from operations                                        (55,749)      (54,493)       (27,280)

Investment income, net                                            5,465         8,944          4,306
Equity in net loss of unconsolidated subsidiary                  (4,040)       (9,028)             -
Minority interest                                                 3,839         4,907            574
                                                             ----------    ----------     ----------

Net loss from continuing operations                             (50,485)      (49,670)       (22,400)

Discontinued operations (see Note M):
Loss from operations of InterNutria                             (17,151)       (5,586)        (5,586)
Loss from discontinuation of InterNutria                         (2,326)            -              -
                                                             ----------    ----------     ----------

Net loss                                                    $   (69,962)   $ (55,256)     $  (27,986)
                                                             ==========    ==========     ==========

Net loss per common share - basic and diluted:
  Net loss from continuing operations                       $     (1.22)   $    (1.21)    $    (0.61)
  Net loss from operations of InterNutria                         (0.41)        (0.14)         (0.15)
  Net loss from discontinuation of InterNutria                    (0.06)            -             -
                                                             ----------    ----------     ----------
Net loss per common share - basic and diluted                $    (1.69)   $    (1.35)    $    (0.76)
                                                             ==========    ==========     ==========

Weighted average common shares outstanding                       41,468        41,064         37,004
                                                             ==========    ==========     ==========





 The accompanying notes are an integral part of the consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (Dollar amounts in thousands)








                                                                            Common Stock          Preferred Stock
                                                                      ---------------------     ------------------
                                                                                                                       Additional
                                                                      Number of   Par Value     Number of                Paid-in
                                                                        Shares      Amount        Shares    Amount       Capital
                                                                      ---------   ---------     ---------   ------     ----------

Balance at September 30, 1995                                         33,284,006      $ 33         244,425  $3,500     $  96,651

Proceeds from exercise of Class B Warrants and other warrants          3,524,897         4                                13,124
Proceeds from exercise of stock options                                  740,022         1                                 3,141
Public offering of common stock, net of issuance costs of $850         3,000,000         3                               109,127
Proceeds from offering of Employee Stock Purchase Plan                    16,672                                             146
Dividends on preferred stock                                                                                                 (35)
Shares issued in payment of dividends                                      9,935                                             105
Issuance of common stock for technology rights                           342,792                                           8,827
Shares and payments pursuant to private placement agreements              97,645                                             (35)
Gain on sale of stock by subsidiary                                                                                       16,348
Stock-based compensation                                                                                                     600
Net loss
                                                                      ----------       ---         -------  ------      --------
     Balance at September 30, 1996                                    41,015,969        41         244,425   3,500       247,999

Repurchases of common stock
Proceeds from exercise of stock options and warrants                     154,902                                            (163)
Proceeds from offering of Employee Stock Purchase Plan                                                                      (109)
Dividends on preferred stock                                                                                                 (35)
Proceeds from modification of call options                                                                                   500
Issuance of common stock for technology rights                            55,422                                             108
Gain on sale of stock by subsidiary                                                                                        7,291
Stock-based compensation and other                                                                                           102
Unrealized net gain on marketable securities
Net loss
                                                                      ----------       ---         -------  ------      --------
     Balance at September 30, 1997                                    41,226,293        41         244,425   3,500       255,693

Proceeds from exercise of stock options and warrants                      17,500                                            (125)
Proceeds from offering of Employee Stock Purchase Plan                    14,726                                              85
Dividends on preferred stock                                                                                                 (35)
Issuance of common stock for technology rights                            57,310                                            (787)
Gain on issuance of stock by subsidiary                                                                                    2,212
Stock-based compensation and other                                       501,188         1                                11,235
Unrealized net loss on marketable securities
Net loss
                                                                      ----------       ---         -------   ------     --------
     Balance at September 30, 1998                                    41,817,017       $42         244,425   $3,500     $268,278
                                                                      ==========       ===         =======   ======     ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)
                         (Dollar amounts in thousands)


                                                                                                 Treasury Stock
                                                                                              ---------------------
                                                                                 Unrealized                              Total
                                                                   Accumulated   Net Gain on   Number                 Stockholders'
                                                                     Deficit     Securities   of Shares     Amount      Equity
                                                                   ----------    -----------  ---------    --------   ------------
Balance at September 30, 1995                                         ($78,792)                                        $  21,392

Proceeds from exercise of Class B and other warrants                                                                      13,128
Proceeds from exercise of stock options                                                                                    3,142
Public offering of  common stock, net of issuance costs of $850                                                          109,130
Proceeds from offering of Employee Stock Purchase Plan                                                                       146
Dividends on preferred stock                                                                                                 (35)
Shares issued in payment of dividends                                                                                        105
Issuance of common stock for technology rights                                                                             8,827
Shares and payments pursuant to private placement agreements                                                                 (35)
Gain on sale of stock by subsidiary                                                                                       16,348
Stock-based compensation                                                                                                     600
Net loss                                                               (27,986)                                          (27,986)
                                                                    ----------                                          --------
     Balance at September 30, 1996                                    (106,778)                                          144,762

Repurchases of common stock                                                                   217,500        ($3,978)     (3,978)
Proceeds from exercise of stock options and warrants                                         (120,150)          2,224      2,061
Proceeds from offering of Employee Stock Purchase Plan                                        (16,152)            291        182
Dividends on preferred stock                                                                                                 (35)
Proceeds from modification of call options                                                                                   500
Issuance of common stock for technology rights                                                                               108
Gain on sale of stock by subsidiary                                                                                        7,291
Stock-based compensation and other                                                            (10,715)            187        289
Unrealized net gain on marketable securities                                      $    85                                     85
Net loss                                                               (55,256)                                          (55,256)
                                                                    ----------   --------  ----------    ------------   --------
    Balance at September 30, 1997                                     (162,034)        85      70,483          (1,276)    96,009

Proceeds from exercise of stock options and warrants                                          (15,000)            281        156
Proceeds from offering of Employee Stock Purchase Plan                                                                        85
Dividends on preferred stock                                                                                                 (35)
Issuance of common stock for technology rights                                                (55,483)            995        208
Gain on issuance of stock by subsidiary                                                                                    2,212
Stock-based compensation and other                                                                                        11,236
Unrealized net loss on marketable securities                                          (53)                                   (53)
Net loss                                                               (69,962)                                          (69,962)
                                                                    ----------   --------  ----------    ------------   --------
     Balance at September 30, 1998                                  ($231,996)   $     32          --     $        --   $ 39,856
                                                                    ==========   ========  ==========    ============   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                                        For the years ended September 30,
                                                                                      --------------------------------------
                                                                                       1998           1997            1996
                                                                                      ------         ------          -------

Cash flows from operating activities:
    Net loss                                                                          ($69,962)      ($55,256)        ($27,986)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization                                                    2,409          1,484              927
        Minority interest in net loss of consolidated subsidiaries                      (3,839)        (4,907)            (574)
        Purchase of in-process research and development                                      -          2,234            8,098
        Noncash compensation                                                            11,624            434            1,422
        InterNutria discontinuation                                                      1,106              -                -
        Equity in net loss of unconsolidated subsidiary                                  4,040          9,028                -
        Change in assets and liabilities, net of effects from deconsolidation:
           Accounts receivable                                                            (139)         2,787           (4,101)
           Prepaid and other current assets                                                814         (8,348)          (1,135)
           Inventories and other assets                                                    (50)         7,605           (8,049)
           Accounts payable                                                               (281)           114            1,414
           Deferred revenue                                                               (750)        (6,171)           6,921
           Accrued expenses and other liabilities                                      (11,970)        31,099            3,633
                                                                                     =========     ==========        =========

Net cash (used) by operating activities:                                               (66,998)       (19,897)         (19,430)
                                                                                     =========     ==========        =========

Cash flows from investing activities:
    Capital expenditures                                                                (1,308)        (3,273)          (1,850)
    Purchases of marketable securities                                                 (28,992)       (85,971)         (56,641)
    Proceeds from maturities and sales of marketable securities                         80,469         25,531           51,141
    Purchases of Intercardia stock                                                           -         (2,951)               -
    Purchases of Progenitor units and stock                                                  -         (3,605)               -
    Other                                                                                    -            (12)              63
                                                                                     =========     ==========        =========
Net cash provided (used) by investing activities                                        50,169        (70,281)          (7,287)
                                                                                     =========     ==========        =========

Cash flows from financing activities:
    Net proceeds from issuance of common and treasury stock and other
           financing activities                                                            242          2,819          125,510
    Net proceeds from issuance of stock by subsidiaries                                    201            333           30,569
    Purchases of treasury stock                                                              -         (3,978)               -
    Proceeds from sale/leaseback transactions                                                -          1,636              313
    Proceeds from notes payable                                                            460            156               16
    Principal payments of notes payable                                                   (122)           (35)               -
    Principal payments of capital lease obligations                                       (442)          (834)            (571)
                                                                                     =========     ==========        =========
Net cash provided by financing activities                                                  339             97          155,837
                                                                                     =========     ==========        =========

Net change in cash and cash equivalents                                                (16,490)       (90,081)         129,120
Cash and cash equivalents at beginning of period                                        55,820        145,901           16,781
                                                                                     =========     ==========        =========
Cash and cash equivalents at end of period                                           $  39,330       $ 55,820        $ 145,901
                                                                                     =========     ==========        =========

Supplemental disclosure of financing and investing activities:
    Cash payments for interest                                                       $     268     $      311        $     330
                                                                                     =========     ==========        =========
    Property and equipment obtained through financing arrangements                   $     159     $    1,211        $     157
                                                                                     =========     ==========        =========



 The accompanying notes are an integral part of the consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of the Business:

Interneuron Pharmaceuticals, Inc. ("Interneuron" or the "Company") is a diversified biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates primarily for neurological and behavioral disorders. The Company also develops products and technologies, through two consolidated subsidiaries and one unconsolidated subsidiary (the "Subsidiaries"): Intercardia, Inc. ("Intercardia") a public company and a consolidated subsidiary, focuses on cardiovascular disease and carbohydrate-based drug discovery; InterNutria, Inc. ("InterNutria"), a consolidated subsidiary, focuses on dietary supplement products; and Progenitor, Inc. ("Progenitor") a public company and an unconsolidated subsidiary, focuses on functional genomics using developmental biology. As of September 30, 1998, InterNutria has been classified as a discontinued operation (see Note M) and the Company's investment in Progenitor has been fully reserved pursuant to Progenitor's December 1998 determination to discontinue operations (see Note P).

On September 15, 1997, the Company and Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corp. ("AHP") announced a withdrawal of the weight loss medication Redux (TM) (dexfenfluramine hydrochloride capsules) C-IV. This action was taken based on new, preliminary and summary information regarding potential abnormal echocardiogram findings in patients using these medications. The market withdrawal of Redux resulted in the recognition of certain charges to operations in fiscal 1997. In addition, the Company has been named in certain legal actions. (See Note H.)

B. Summary of Significant Accounting Policies:

Basis of Presentation: The consolidated financial statements include the accounts of the Company and its majority-owned Subsidiaries. Transcell Technologies, Inc. ("Transcell") was a majority-owned Subsidiary through May 8, 1998 at which time it was merged into Intercardia (see Note P). All significant intercompany accounts and transactions have been eliminated. Investments in Subsidiary companies which are less than majority but greater than 20% owned are reflected using the equity method of accounting.

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

Cash, Cash Equivalents and Marketable Securities: The Company invests available cash primarily in short-term bank deposits, money market funds, U.S. and foreign commercial paper and U.S. and foreign government securities. Cash and cash equivalents includes investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. At September 30, 1998 and 1997, all investments held were classified as "available-for-sale."

Property and Equipment: Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method based upon the following estimated useful lives:

Office equipment....................................................2 to 5 years

Laboratory equipment.....................................................5 years

Leasehold improvements............Shorter of lease term or estimated useful life

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

Advertising Costs: Advertising costs are expensed in the period incurred.

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

Accounting for Stock-Based Compensation: The Company adopted the disclosure - only alternative permitted under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which changes measurement, recognition and disclosure standards for stock-based compensation. The Company measures stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpreta-tions. The Company has disclosed proforma net loss and proforma net loss per share for fiscal 1998, 1997 and 1996 in Note I using the fair value method. As such, the adoption of SFAS No. 123 did not impact the financial position or the results from operations of the Company.

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

Earnings per Share: During the fiscal year ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. There was no effect on the earnings per share disclosures as a result of adoption of SFAS No. 128 due to the antidilutive effect of the Company's outstanding options, warrants and convertible securities. (See Note K.)

Uncertainties: The Company is subject to a number of risks including those common to companies in the pharmaceutical and biotechnology industries, such as litigation, product liability, need for additional funds, competition, dependence on third parties for manufacturing and marketing, dependence on key personnel, protection of proprietary technology, and compliance with FDA government regulations.

Reclassification: Certain prior year amounts have been reclassified to conform with fiscal 1998 classifications.

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

The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), in the fiscal year ending September 30, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Management has not determined the effect of adopting SFAS 133.

C. Marketable Securities:


Investments in marketable securities consisted of the following at September 30, 1998 and 1997:

                                                                  1998                                  1997
                                                   --------------------------------     ---------------------------------
                                                                         Market                                 Market
                                                        Cost              Value              Cost               Value
                                                   --------------    --------------     --------------       ------------
U.S. government treasury and agency obligations       $14,246,000       $14,275,000        $12,768,000        $12,789,000
Foreign government and  corporate obligations                 --                --          13,904,000         13,903,000
U.S. corporate notes                                   18,424,000        18,427,000         57,475,000         57,540,000
                                                   ==============    ==============     ==============         ==========
                                                      $32,670,000       $32,702,000        $84,147,000        $84,232,000
                                                   ==============    ==============     ==============        ===========


At  September  30,  1998,  gross  unrealized  gains and losses were  $34,000 and $2,000,  respectively.  At September 30, 1997, gross unrealized gains and losses were  $89,000  and  $4,000  respectively.  The  maturities  of these  marketable securities as of September 30, 1998 and 1997 were as follows:

                                                                          1998                1997
                                                                      -------------      -------------
Within one year                                                         $28,877,000        $64,549,000
After one year through three years                                        3,825,000         19,683,000
                                                                      =============      =============
Total maturities                                                        $32,702,000        $84,232,000
                                                                      =============      =============


D. Inventories:


At September 30, 1997, inventories consisted of the following:

                                                                                              1997
                                                                                         =============
Raw materials                                                                                $ 221,000
Finished goods                                                                                 514,000
                                                                                         =============
                                                                                             $ 735,000
                                                                                         =============


At September 30, 1998, the Company has fully reserved all inventory related to PMS Escape in connection with the Company's decision to discontinue the operations of InterNutria (see Note M). At September 30, 1997, inventories related primarily to PMS Escape as all Redux-related inventories were fully reserved in connection with the market withdrawal of Redux (see Note H).

E. Property and Equipment:


At September 30, 1998 and 1997, property and equipment consisted of the following:

                                                             1998                1997
                                                            ======              =====
Office equipment                                           $1,725,000        $2,131,000
Laboratory equipment                                        1,258,000         2,093,000
Leasehold improvements                                      2,321,000         2,362,000
                                                          -----------       -----------
                                                            5,304,000         6,586,000
Less: accumulated depreciation  and amortization           (1,613,000)       (1,917,000)
                                                          -----------     -------------
                                                           $3,691,000        $4,669,000
                                                          ===========     =============


Included in the above amounts is property and equipment under capital lease and note obligations of $1,207,000 and $2,713,000 at September 30, 1998 and 1997, respectively, and related accumulated depreciation of $401,000 and $1,149,000 at September 30, 1998 and 1997, respectively. Assets financed through capital lease and note payable arrangements consist primarily of office and laboratory equipment. The Company paid $173,000 and $165,000 in interest expense during the years ended September 30, 1998 and 1997, respectively, related to these capital lease and note payable obligations.

F. Accrued Expenses:


At September 30, 1998 and 1997, accrued expenses consisted of the following:

                                                            1998               1997
                                                           ======             -----
Clinical and sponsored research                          $ 12,378,000      $ 21,077,000
Redux withdrawal                                            7,982,000        11,620,000
Compensation related                                        3,150,000         3,949,000
InterNutria discontinuation                                 1,719,000                 -
Other                                                       1,779,000         2,507,000
                                                        -------------         ---------
                                                         $ 27,008,000      $ 39,153,000
                                                         ============      ============


G. Commitments and Obligations:

The Company leases its facilities, as well as certain laboratory equipment and furniture under non-cancelable operating leases. Rent expense under these leases was approximately $2,290,000, $1,931,000 and $1,195,000 for the years ended September 30, 1998, 1997 and 1996, respectively. The Company also leases certain property and equipment under capital leases.


At  September  30,  1998,   the  Company's   future   minimum   payments   under
non-cancelable lease arrangements are as follows:

                                                 Operating          Capital
Fiscal Year                                       Leases            Leases
                                             ------------     -------------
1999                                          $ 1,964,000        $  742,000
2000                                            1,841,000           622,000
2001                                            1,740,000           268,000
2002                                            1,288,000            27,000
2003                                              957,000            20,000
Thereafter                                      4,479,000                --
                                             ------------     -------------
Total lease payments                         $ 12,269,000         1,679,000
                                             ============

Less: amount representing interest                                 (151,000)
                                                              -------------
Present value of net minimum lease
payments                                                         $1,528,000
                                                                 ==========


At September 30, 1998 and 1997, the Company's note obligations consisted of approximately $972,000 and $633,000 in note payable agreements (the "Notes") respectively. The Notes require monthly, semi-annual or single payments, accrue interest at rates ranging from approximately 5.8% to approximately 13.4% and expire at various dates through June 2007. At September 30, 1998 and 1997, $194,000 and $73,000, respectively, of the Notes have been classified as current.

H. Withdrawal of Redux, Legal Proceedings, and Related Contingencies:

On September 15, 1997, the Company and Wyeth-Ayerst announced a market withdrawal of the weight loss medication Redux, which was launched in June 1996. In connection with the market withdrawal of Redux, the Company recorded as of September 30, 1997 certain charges aggregating approximately $10,800,000. Of this amount, approximately (i) $3,300,000 (included in cost of revenues) related to reserves for inventories of dexfenfluramine drug substance and finished Redux capsules which were deemed to have no net realizable value and (ii) $7,500,000 related to costs or commitments associated with product development, the cessation of production of Redux capsules and other costs. Total expenses relating to the market withdrawal of Redux may exceed these amounts which are current estimates and do not include provisions for liability, if any, arising out of Redux-related litigation or other related costs.

Interneuron is named, together with other pharmaceutical companies, as a defendant in approximately 779 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

On September 25, 1998, the U.S. District Court for the Eastern District of Pennsylvania (the "Court") preliminarily approved an Agreement of Compromise and Settlement (the "Settlement Agreement") between the Company and the Plaintiffs' Management Committee ("PMC") relating to the proposed settlement of all product liability litigation and claims against the Company relating to Redux. As part of the Settlement Agreement, the Company and the PMC entered into a royalty agreement relating to a portion of the payments proposed to be made to the settlement fund.

On November 3, 1998, the Court issued a stay halting all Redux product liability litigation against the Company, pending and future, in state courts, following the issuance of a similar stay halting Redux product liability litigation against the Company with federal courts on September 3, 1998. These stays will remain effective until a fairness hearing scheduled for February 25, 1999 and may be extended pending the outcome of this hearing.

The limited fund class action established by the Settlement Agreement includes all persons in the United States who used Redux, and certain other persons such as their family members, who would be bound by the terms of the settlement. Membership in the class is mandatory for all persons included within the class definition. Class members asserting claims against Interneuron will be required to seek compensation only from the settlement fund, and their lawsuits against Interneuron will be dismissed. By agreeing to the proposed settlement, Interneuron does not admit liability to any plaintiffs or claimants.

The Settlement Agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made after the Settlement Agreement is approved by the Court, which approval, if obtained, would follow the fairness hearing. These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made after the settlement becomes final.

In addition, the Settlement Agreement provides for Interneuron to cause all remaining and available insurance proceeds related to Redux to be deposited into the settlement fund. Interneuron also agreed to make certain royalty payments to the settlement fund pursuant to a Royalty Agreement (the "Royalty Agreement") which is part of the Settlement Agreement, in the total amount of $55,000,000, based upon revenues related to Interneuron products, over a seven year period commencing when the settlement becomes final. Royalties will be paid at the rate of 7% of gross sales of Interneuron products sold by Interneuron, 15% of cash dividends received by Interneuron from its subsidiaries related to product sales, and 15% of license revenues (including license fees, royalties or milestone payments) received by Interneuron from a sublicensee related to product sales. All Interneuron products will be subject to this royalty during the applicable term. If, at the end of that seven year period, the amount of royalty payments made by Interneuron is less than $55,000,000, the settlement fund will receive shares of Interneuron stock in an amount equal to the unpaid balance divided by $ 7.49 per share, subject to adjustment under certain circumstances such as stock dividends or distributions. The Company could be required to issue up to 7,343,124 shares of Common Stock if it is makes no royalty payments.

The Settlement Agreement will not become final until approved by the Court and the time for filing appeals of the Court's judgement approving the Settlement Agreement has elapsed without any appeals being filed or all appeals from the Court's judgement approving the Settlement Agreement have been exhausted and no further appeal may be taken. In this case, in order to approve the settlement, the Court must make a determination that the proposed settlement is fair and reasonable and meets each of the prerequisites for a class action generally, and for a "limited fund" class action in particular, all as required by the Federal Rules of Civil Procedure. Pursuant to these rules, notice of the proposed settlement was provided to potential class members in November 1998, and the Court has scheduled a Fairness Hearing for February 25, 1999 (the "Fairness Hearing"). At the Fairness Hearing, proponents and opponents of the proposed settlement will be given an opportunity to present written and oral arguments in favor of or against the settlement. Following the Fairness Hearing, the Court must determine if the case is properly certified as a limited fund class action, and if so, whether the terms of the Settlement Agreement are fair and reasonable.

The Company may withdraw from the Settlement Agreement, or the Settlement Agreement may otherwise terminate, under any of the following conditions: (i) final approval of the Settlement Agreement is not entered by the Court; (ii) class certification and/or approval of the Settlement Agreement is overturned on appeal for any reason; (iii) pending and future litigation against the Company or any other party released by the Settlement Agreement ("Released Parties") is not permanently enjoined on the final approval date; (iv) the class action and all pending multi-district lawsuits against the Released Parties are not dismissed with prejudice on the final approval date; (v) an order is not entered by the Court permanently barring contribution and indemnity claims by other defendants in the diet drug litigation; or (vi) Interneuron is unable to compel tender of its insurance proceeds.

There can be no assurance that after the Fairness Hearing, the Court will approve the settlement. Even if the settlement is approved by the Court, opponents of the settlement may appeal the Court's opinion to the United States Court of Appeals for the Third Circuit. In addition, there is a case pending before the United States Supreme Court (Ortiz v. Fibreboard Corporation et al) ("Ortiz"), that may influence the Court's decision or the outcome of any appeal that might be taken. Oral argument in the Ortiz case was heard on December 8, 1998 and the Supreme Court is likely to render its opinion between January and June 1999. Although factually distinguishable in many respects from the Company's proposed settlement, Ortiz involves an appeal from a mandatory, putative "limited fund" class action settlement. There can be no assurance that the Supreme Court's rulings in Ortiz will not significantly influence the approval process for, or potentially result in the overturning of, the Settlement Agreement.

The Company will record initial charges to operations for the estimated fair value of the Company's obligations under the Settlement Agreement, exclusive of insurance proceeds, at such time as the Company can determine that it is probable that the conditions to final settlement have been or will be met. This is expected to be subsequent to the Fairness Hearing and the Supreme Court ruling in Ortiz. The amount of the liability to be recognized in connection with these charges is likely to be significant and to materially adversely affect the Company's net worth. Additionally, if the Company records such charges prior to the final settlement date, then on the date the Settlement Agreement becomes final, the Company will determine if there was any increase in the fair value of the equity conversion feature of the Royalty Agreement and record any such increase as an additional charge to operations. From the date the Company records the initial charge and related liability for the settlement and through the term of the Royalty Agreement, the Company may record additional charges to accrete the liability attributable to the royalty feature of the Royalty Agreement up to the amount of royalties the Company expects to pay pursuant to the Royalty Agreement over the time the Company expects to make such royalty payments. Payments to be made by the Company pursuant to the Settlement
Agreement could have a material adverse effect on the operations and financial condition of the Company.

If the Settlement Agreement is overturned or not made final, the ongoing Redux-related litigation would then proceed against the Company. In this event, existence of such litigation, including the time and expenses associated with the litigation, may materially adversely affect the Company's business, including its ability to obtain sufficient financing to fund operations. Although the Company is unable to predict the outcome of any such litigation, such outcome may materially adversely affect the Company's future business, financial condition and results of operations.

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

I. Stockholders' Equity:

Preferred Stock: The Certificate of Incorporation of the Company authorizes the issuance of 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions, including the dividend, conversion, voting, redemption (including sinking fund provisions), and other rights, liquidation preferences, and the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders of the Company. In fiscal 1993, the Company issued shares of Series B and Series C Preferred Stock in connection with an agreement with AHP. (See Note N.)

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

In connection with private placements of 3,009,045 shares of the Company's Common Stock in fiscal 1995, the Company issued warrants to purchase 653,500 shares of its Common Stock. At September 30, 1998, 632,500 of these warrants were outstanding at prices ranging from $5.00 to $13.08 per share and expire from August 16, 2000 to February 3, 2005.

In January 1996, the Company issued 342,792 shares of Common Stock for the pur-chase of the 20% of outstanding capital stock of CPEC, Inc. ("CPEC") not owned by Intercardia. (See Note O.)

In June 1996, the Company completed a public offering of 3,000,000 shares of Common Stock at $39.00 per share and received proceeds, net of issuance costs, of approximately $109,130,000.

In March 1997, the Company's stockholders approved an increase to the number of authorized shares of Common Stock from 60,000,000 to 80,000,000.

During fiscal 1995, certain Subsidiaries issued convertible preferred stock through private placements (the "Subsidiaries' Private Placements"). In connection with certain of the Subsidiaries' Private Placements, the Company issued 239,938 warrants to purchase shares of the Company's Common Stock exercisable at $4.63 per share until June 30, 1998, all of which were exercised or expired. Additionally, investors in the private placements had certain rights to cause the Company to purchase from them certain amounts of the convertible preferred stock deemed to be illiquid but in no circumstance for an amount greater than that initially paid by the investor (the "Put Protection Rights"). As a result of Intercardia's IPO, Progenitor's IPO and the Transcell Acquisition, the Company's potential obligations under the Put Protection Rights expired.

Stock Options and Warrants: Under the Company's 1989 Stock Option Plan (the "1989 Plan"), incentive or non-qualified options to purchase 3,000,000 shares of the Company's Common Stock, and under the Company's 1994 Long-Term Incentive Plan (the "1994 Plan"), incentive or non-qualified options to purchase 6,000,000 shares of the Company's Common Stock, may be granted to employees and directors and consultants may be granted non-qualified options. Under the 1989 and 1994 Plans the term of each grant cannot exceed ten years.

In January 1998, the Company's Board of Directors adopted, and in March 1998 the Company's stockholders approved, the 1998 Employee Stock Option Plan (the "1998 Plan") (along with the 1989 and 1994 Plans, the

"Plans"). Under the 1998 Plan, options to purchase up to 1,500,000 shares of the Company's Common Stock, may be granted to employees, directors and consultants except persons who were executive officers or directors of the Company as of the date of adoption of the 1998 Plan. The duration of the 1998 Plan is ten years and the term of options granted thereunder cannot exceed seven years.

The Company has also granted outside of the Plans options to purchase shares of the Company's Common Stock ("Non-Plan Options"). At September 30, 1998, 100,000 Non-Plan Options were outstanding.

In May 1998, the Company's Board of Directors authorized the Company to offer (the " May 1998 Exchange Offer") holders of outstanding options, issued primarily pursuant to Interneuron's stock option plans, and certain warrants to purchase the Company's Common Stock which had exercise prices of $10.00 per share or greater, the right to exchange such options and warrants for new options and warrants (the "May 1998 New Options and Warrants") to purchase the same number of shares represented by the outstanding original options and warrants at an exercise price of $6.19 per share, the fair market value of the Company's Common Stock determined as of May 5, 1998 (the "May 1998 Exchange Date"). The May 1998 New Options and Warrants generally vest in six equal installments every six months commencing November 1998. The term of each May 1998 New Option or Warrant is the same as the remaining term of the respective original option or warrant. Pursuant to the May 1998 Exchange Offer, 3,992,040 options and 105,000 warrants have been exchanged.

In August 1998, the Company's Board of Directors authorized the Company to offer (the "August 1998 Exchange Offer") holders of outstanding options, issued primarily pursuant to Interneuron's stock option plans and which were not subject to the terms of the May 1998 Exchange Offer, the right to exchange such options for new options (the "August 1998 New Options") to purchase the same number of shares represented by the outstanding original options at an exercise price of $4.16 per share, the fair market value of the Company's Common Stock determined as of August 17, 1998 (the "August 1998 Exchange Date"). The August 1998 New Options generally vest in four installments: 30% in six months from the August 1998 Exchange Date, 30% in twelve months from the August 1998 Exchange Date, 20% in eighteen months from the August 1998 Exchange Date, and 20% in twenty four months from the August 1998 Exchange Date. The term of each August 1998 New Option is the same as the remaining term of the respective original option. Pursuant to the August 1998 Exchange Offer, 2,144,401 options have been exchanged.

Presented below under the caption "Stock Options" is all Plan and Non-Plan option activity and under the caption "Warrants" is all warrant activity, exclusive of Class B warrant activity, certain of which may also be disclosed in this and other Notes to the Consolidated Financial Statements:


                                                  Stock Options                          Warrants
                                            ---------------------------       ------------------------------
                                                            Weighted
                                                             Average
                                            Shares       Exercise Price       Shares          Warrant Price
                                            ----------   --------------       ----------     ---------------
Outstanding at  September 30, 1995           4,081,441        $7.25            2,038,438     $4.00 - $14.00

  Granted                                      848,300       $23.56               75,000     $23.25

  Exercised                                   (740,021)       $4.24           (1,309,125)    $4.00- $14.00

  Canceled                                    (298,000)      $27.22                    -
                                             ---------                          --------

Outstanding at  September 30, 1996           3,891,720        $9.85              804,313     $4.63 - $23.25

  Granted                                    1,477,000       $21.71               50,000     $18.25 - $20.25

  Exercised                                   (271,896)       $7.53               (3,156)    $4.63

  Canceled                                     (14,750)      $19.19              (20,000)    $23.25
                                             ---------                          --------

Outstanding at  September 30, 1997           5,082,074       $13.39              831,157     $4.63 - $23.25

  Granted                                    8,555,641        $6.97              155,000     $6.19 - $7.13

  Exercised                                     (5,000)       $5.88              (27,500)    $4.63

  Canceled                                  (7,242,392)      $12.72             (146,157)    $4.63 - $23.25
                                             ---------                           -------

Outstanding at  September 30, 1998           6,390,323        $5.57              812,500     $5.00 - $12.77
                                             =========                           =======



At September 30, 1998, stock options were outstanding and exercisable as follows:

                                     Outstanding                         Exercisable
      ----------------------------------------------------------      ---------------------
                                      Weighted          Weighted                  Weighted
       Range of                       Average           Average                    Average
       Exercise                       Remaining         Exercise                   Exercise
         Price           Number       Contractual Life   Price         Number       Price
      -------------    ---------      ----------------  --------      -------     ---------
      $ 0.83-$ 5.00    2,581,801      4.9 years          $ 4.22       356,150     $  4.72
      $ 6.00-$10.00    3,753,747      6.2 years          $ 6.33       351,847     $  7.73
      $10.50-$28.13       54,775      7.5 years          $17.04        49,775     $ 16.15
                       ---------                                      -------
      $ 0.83-$28.13    6,390,323      5.7 years          $ 5.57       757,772     $  6.87
                       =========                                      =======


All outstanding options vest at various rates over periods up to four years and expire at various dates from February 18, 1999 to March 3, 2008. At September 30, 1997, 2,698,907 options were exercisable at a weighted average exercise price of $9.02. At September 30, 1996, 2,210,998 options were exercisable at a weighted average exercise price of $7.95.

At September 30, 1998, warrants were outstanding and exercisable as follows:


          Range of
          Exercise        Number             Number
           Prices       Outstanding        Exercisable
          --------      -----------        -----------
        $ 5.00-$7.88     250,000             145,000
           $10.00        500,000             500,000
           $12.77         62,500              62,500
                         -------             -------
                         812,500             707,500
                         =======             =======


At September 30, 1998, all outstanding warrants expire at various dates from August 16, 2000 to September 16, 2006 and have a weighted average exercise price of $9.14 per share.

Restricted Stock Awards: As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management and other employees, the Company's Board of Directors adopted the 1997 Equity Incentive Plan in October 1997 (the "1997 Plan"). The 1997 Plan provides for the grant of restricted stock awards which entitle the plan participants to receive up to an aggregate of 1,750,000 shares of the Company's Common Stock upon satisfaction of specified vesting periods. As of September 30, 1998, restricted stock awards to acquire an aggregate of 1,226,334 shares had been granted, net of forfeitures, to all employees of the Company in consideration of services rendered by the employee to the Company and payment of the par value of the shares. The shares subject to the awards have been registered under the Securities Act of 1933 on a registration statement on Form S-8 and, accordingly, may be sold by the plan participants immediately upon vesting of the shares. In accordance with the provisions of the 1997 Plan for automatic extension of vesting during Black-Out Periods, as defined in the 1997 Plan, vesting of the shares commenced in April 1998 and through September 30, 1998, 501,188 shares have vested and been issued by the Company under the 1997 Plan. Vesting continues through May 2000 on the remaining 725,146 shares subject to awards at September 30, 1998.

The Company has incurred and will continue to incur compensation expense from the date of grant of awards through the vesting period of shares subject to restricted stock awards. The charges relating to the restricted stock awards to acquire 1,226,334 shares are expected to aggregate approximately $14,000,000, the fair market value of the shares at the time of grant, of which approximately $10,000,000 was incurred in fiscal 1998 and the remainder will be incurred through the final vesting periods in fiscal 2000. Such expense has been and is being allocated to research and development and selling, general and administrative expense.

Employee Stock Purchase Plan: The Company's 1995 Employee Stock Purchase Plan (the "1995 Plan") covers an aggregate of 100,000 shares of Common Stock which is offered in one-year offerings (an "Offering"), the first of which began April 1, 1995. Each Offering is divided into two six-month Purchase Periods (the "Purchase Periods"). Stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the last sale price of the Company's Common Stock on the first day of an Offering or the last day of the related Purchase Period. At September 30, 1998, 43,295 shares remain to be purchased under the 1995 Plan.

Pro Forma Net Loss Information: Pro forma information regarding net loss shown below was determined as if the Company and its consolidated Subsidiaries had accounted for employee stock options and shares purchased under stock purchase plans under the fair value method of SFAS No. 123. The fair value of each option grant is estimated on the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:


                                             1998               1997
                                             ----               ----
Dividend yield                                0%                 0%
Expected volatility                         70%-90%            60%-70%
Risk-free interest rate                    5.3%-5.6%          6.0%-6.9%
Expected option life                       2-3 years           5 years
Weighted average grant date fair value:
        Interneuron                          $3.87             $12.81
        Intercardia                          $9.57             $11.46
        Transcell                              -                $ .17


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

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The below pro forma net loss and net loss per share amounts only include option grants within the last two years. The pro forma effect on net loss for the fiscal years ended September 30, 1998 and 1997 may not be representative of the pro forma effect on net income or loss in future years. The Company's pro forma information is as follows for the fiscal years ended September 30, 1998 and 1997:



                                 1998                           1997
                      --------------------------     -------------------------
                      As Reported     Pro Forma      As Reported    Pro Forma
                      -----------    -----------     -----------   -----------
Net loss              $69,962,000    $83,043,000     $55,256,000   $62,773,000
Net loss per share          $1.69          $2.00           $1.35         $1.53


Treasury Stock and Stock Repurchases: In March 1997, the Company announced that its Board of Directors had authorized it to repurchase from time to time through open-market transactions up to 1,500,000 shares of the Company's Common Stock. As of September 30, 1998, the Company had repurchased 217,500 shares, all in fiscal 1997, for an aggregate purchase price of approximately $3,978,000, all of which shares were re-issued primarily pursuant to stock option and warrant exercises and the 1995 Plan.

Call Options: In May 1997, the Company purchased in private transactions from Swiss Bank Corporation, London Branch ("SBC") capped call options, which were subsequently modified, on Interneuron Common Stock. As modified, these call options gave Interneuron the right to purchase from SBC up to a total of 1,240,000 shares of Interneuron Common Stock at a strike price of $14.50. The call options maturing on December 31, 1997, June 9, 1998, and September 21, 1998 expired without exercise. The remaining call option is exercisable on January 11, 1999, with respect to 310,000 shares, and is subject to a cap of $34.50. The call options which the Company purchased may be settled, if exercised, with cash or Common Stock in an amount equal to the difference between the strike price and the market price, determined over a specified valuation period, subject to the cap. Under certain circumstances, the Company may delay the expiration date of the remaining call option for the payment of additional consideration to SBC.

In exchange for the purchases of these call options, in lieu of cash purchase prices, the Company sold to SBC call options entitling SBC to purchase from the Company at a strike price of $36.00 per share, an aggregate of 2,000,000 shares of Interneuron Common Stock, 1,000,000 shares on each of December 30 and 31, 1999. Modification to the original options, which consisted of extensions of maturity dates and reductions of the caps and strike prices, resulted in a $500,000 cash payment to the Company. The Company will have the right to settle these call options with cash or stock, subject to certain conditions. If exercised, the Company expects to settle the call options that it sold through issuances by the Company to SBC of up to an aggregate of 2,000,000 shares of Common Stock, subject to the effectiveness of a registration statement covering the resale of these shares delivered. Because the Company has the ability to settle call options through issuance or receipt of Common Stock, the Company has accounted for the original purchases and sales of these call options as equivalent and offsetting noncash equity transactions. Any gains realized from purchased call options will be reflected in additional paid-in capital. The additional $500,000 received in cash for the subsequent modification to the original options is reflected as a credit to additional paid-in capital in fiscal 1997.

Other: In addition to the 41,817,000 shares of Common Stock outstanding at September 30, 1998, there were approximately 18,778,000 potentially issuable shares of Common Stock ("Reserved Common Shares"). Included in the number of Reserved Common Shares are the following: (i) 4,756,000 shares of Common Stock reserved for issuance upon conversion of the Company's authorized but unissued Preferred Stock; (ii) 622,000 shares of Common Stock issuable upon conversion of issued and outstanding Preferred Stock; (iii) 1,249,000 shares reserved for issuance under the 1997 Plan (iv) 9,088,000 shares reserved for issuance under the Plans and the 1995 Plan, (of which approximately 6,290,000 stock options were outstanding not all of which were vested); (v) an estimated 150,000 shares issuable in connection with certain acquisitions; (vi) approximately 913,000 shares reserved for issuance from exercise of outstanding warrants and Non-Plan Options; and (vii) 2,000,000 shares reserved for issuance pursuant to call options potentially exercisable by SBC. In addition, the Company had reserved 7,343,124 shares for issuance pursuant to the Royalty Agreement, subject to final approval of the Settlement Agreement (see Note H).

J. Income Taxes:


At September 30, 1998 and 1997, the significant components of the Company's deferred tax asset consisted of the following:

                                                           1998                1997
                                                    -----------         -----------

Federal and state net operating loss
         carryforwards                              $60,876,000         $36,728,000
Federal and state tax credit carryforwards            5,154,000           3,922,000
Accrued expenses                                     15,263,000          16,076,000
Investment in unconsolidated subsidiary              11,880,000          10,000,000
                                                    -----------         -----------
Total deferred tax asset before
         valuation allowance                         93,173,000          66,726,000
Valuation allowance against total
         deferred tax asset                         (93,173,000)        (66,726,000)
                                                    -----------         -----------
Net deferred tax asset                              $         -         $         -
                                                    ===========         ===========



At September 30, 1998, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $165,000,000 which expire at various dates from 2004 to 2018. In addition, the Company had approximately $5,200,000 of tax credit carryforwards for federal income tax purposes expiring at various dates through 2013. The Company's ability to use the carryforwards may be subject to limitations resulting from ownership changes as defined in the U.S. Internal Revenue Code. Approximately $12,500,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance.

K.  Earnings Per Share:


The following table sets forth the computation of basic and diluted earnings per share for the years ended September 30, 1998 and 1997:


                                                     1998               1997
                                              ------------------  --------------
Numerator for basic and diluted:
     Net loss                                    $(69,962,000)      $(55,256,000)
                                            =================   ================

Denominator for basic and diluted:
     weighted average shares outstanding           41,468,000         41,064,000
                                            =================   ================

Net loss per common share - basic           $           (1.69)  $          (1.35)
                                            =================   ================

Net loss per common share - diluted         $          (1.69)   $          (1.35)
                                            ================    ================



During the year ended September 30, 1998, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 301,625 shares of Common Stock at prices ranging from $7.88 to $28.13 with expiration dates ranging up to May 5, 2007; (ii) warrants to purchase 612,500 shares of Common Stock with exercise prices ranging from $7.88 to $12.77 and with expiration dates ranging up to June 1, 2002; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the year ended September 30, 1998, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 6,088,698 shares of Common Stock at prices ranging from $0.83 to $7.25 with expiration dates ranging up to March 3, 2008; (ii) warrants to purchase 200,000 shares of Common Stock with exercise prices ranging from $5.00 to $7.13 and with expiration dates ranging up to July 17, 2006; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iv) unvested Restricted Stock Awards to acquire 725,146 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

During the year ended September 30, 1997, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 581,550 shares of Common Stock at prices ranging from $21.50 to $32.00 with expiration dates ranging up to July 23, 2007; (ii) warrants to purchase 55,000 shares of Common Stock with exercise prices of $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the year ended September 30, 1997, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 4,500,524 shares of Common Stock at prices ranging from $0.83 to $20.25 with expiration dates ranging up to September 23, 2007; (ii) warrants to purchase 826,157 shares of Common Stock with exercise prices ranging from $4.63 to $20.13 and with expiration dates ranging up to July 6, 2004; and (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock.

L. Related Party Transactions:

The Company and certain of its subsidiaries have agreements with certain directors of the Company and parties related to directors to provide technical and other consulting services. The total of such payments were approximately $414,000, $417,000 and $357,000 in fiscal 1998, 1997 and 1996, respectively.
Included in the fiscal 1996 payments was approximately $103,000 of payments to a director regarding certain patent matters and the April 1996 FDA approval of Redux. In addition to the above, (i) one related party was a principal investigator in clinical trials and received approximately $34,000, $296,000 and $45,000 in fiscal 1998, 1997 and 1996, respectively, for services performed in that capacity and (ii) one director is the Chairman and Chief Executive Officer of an entity that provides product distribution services for certain InterNutria products to which InterNutria paid approximately $58,000, $117,000 and $47,000 in fiscal 1998, 1997 and 1996, respectively.

In fiscal 1996, InterNutria acquired certain technology from AVAX Technologies, Inc. (formerly Walden Laboratories, Inc.) ("AVAX") of which certain of the Company's directors are or were stockholders (see Note O).

The Company made contributions of $147,000, $147,000, and $182,000, in the years ended September 30, 1998, 1997, and 1996, respectively, to The Center for Brain Science and Metabolism Charitable Trust of which one of the Company's directors is the scientific director.

M. Discontinued Operations

In September 1998, the Company adopted a plan to discontinue the operations of InterNutria. Accordingly, the net losses from InterNutria's operations have been segregated from continuing operations and condensed and reported on a separate line on the statement of operations. Additionally, the fiscal 1998 results include a separate charge of $2,326,000 for the discontinuation of InterNutria's operations. At September 30, 1998 the assets of InterNutria were $571,000 and the liabilities were $35,543,000, including indebtedness to Interneuron of $33,019,000, which is eliminated in the consolidated financial statements. All inventories have been fully reserved at September 30, 1998. At September 30, 1997, the assets of InterNutria were $1,771,000 and the liabilities were $14,884,000, including indebtedness to Interneuron of $13,754,000. The Company is seeking to sell InterNutria or all or part of its assets, which include primarily a line of sports drink products and PMS Escape. There can be no assurance it will be successful and the Company does not expect to generate significant proceeds.

The Company has reclassified its prior year financial statements to reflect the operating results of InterNutria as a discontinued operation. Operating results of InterNutria, exclusive of charges relating to the discontinuation of operations and interest on intercompany debt, for the fiscal years ended September 30, 1998, 1997 and 1996 are as follows:


                                        1998              1997              1996
                                       =====            ======             =====

Revenues                         $ 2,567,000        $  879,000       $   383,000
Operating Expenses                19,701,000         6,345,000         5,799,000
                                  ----------         ---------        ----------
   Net loss from operations       17,134,000         5,466,000         5,416,000
Interest (expense) income, net       (17,000)         (120,000)         (170,000)
                               -------------        ----------        ----------

Net loss                         $17,151,000       $ 5,586,000       $ 5,586,000
                                ============      ============       ===========



N. Agreements:

Servier: In February 1990, as amended, the Company entered into a series of agreements with Les Laboratoires Servier ("Licensor") under which the Company licensed U.S. marketing rights to Redux, in exchange for royalty payments based upon net product sales, as defined. Additionally, the agreements required the Company to purchase the bulk compound from an affiliate of the Licensor and pay to the Licensor 11.5% of net sales of the products by AHP.

American Home Products: In November 1992, the Company entered into an agreement with American Cyanamid Company (which subsequently was acquired by AHP) for the development and marketing in the U.S. of Redux. In connection with this agreement, AHP made certain milestone payments to the Company and purchased from the Company the Series B and C stock which is outstanding at September 30, 1998. Holders of Series B and C Preferred Stock are entitled to receive mandatory dividends of $.13 and $1.00 per share, respectively, payable at the election of the Company in cash or Common Stock. Such dividends are payable annually on April 1 of each year, accrue on a daily basis and are cumulative. Holders of Series B and C Preferred Stock are also entitled to a liquidation preference of $12.53 and $100.00 per share, respectively, plus accumulated and unpaid dividends. Holders of Series B and C Preferred Stock are entitled to convert such shares into an aggregate of 622,222 shares of Common Stock (a conversion price of $5.63 per share) subject to anti-dilution adjustments in the event of future dilution. Additionally, the agreement with AHP provides for royalty payments to the Company based upon net sales of Redux and for AHP to share equally with the Company certain research and development expenses. Holders of the Series B and C Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders other than the election of directors, generally holding the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock are convertible. AHP has the right to terminate its sublicense upon twelve months notice to the Company.

On April 29, 1996, Redux received FDA clearance for marketing. The Company's License Agreement with AHP provides for AHP to pay base royalties equal to 11.5% of AHP's net sales and additional royalties ranging from 5% of the first $50,000,000 of AHP's annual net sales if Redux is a scheduled drug to 10% of AHP's annual net sales over $150,000,000, providing Redux is supplied to AHP by the Company. The Company manufactured Redux through an arrangement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") and was the exclusive supplier of Redux to AHP. On September 15, 1997, the Company and AHP announced a market withdrawal of Redux. (See Note H.)

Boehringer: In November 1995, the Company entered into an exclusive manufacturing agreement with Boehringer under which Boehringer agreed to supply, and the Company agreed to purchase from Boehringer, all of the Company's requirements for Redux capsules. The contract contained certain minimum purchase, insurance and indemnification commitments by the Company and required conformance by Boehringer to the FDA's Good Manufacturing Practices regulations. (See Note H.)

Ferrer: The Company has licensed from Ferrer Internacional, S.A. ("Ferrer") exclusive rights in the U.S., Puerto Rico and Canada to certain uses of citicoline, a drug under development for potential treatment for ischemic stroke, for commercialization. In June 1998, the Company amended its agreement with Ferrer to extend to January 31, 2002 the date upon which Ferrer may terminate the citicoline license agreement if FDA approval of citicoline is not obtained. The agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control. A license fee and future royalties on net sales of citicoline were consideration provided to Ferrer.

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

Rhone-Poulenc Rorer: In February 1994, the Company entered into a license agreement with Rhone-Poulenc Rorer S.A. ("RPR"), granting the Company worldwide exclusive rights to an anti-panic and anxiety compound (pagoclone). License fees, milestone payments and future royalties on net sales were consideration provided to RPR.

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

PACAP: In April 1998, the Company licensed from Tulane University the exclusive, worldwide rights to a U.S. patent and U.S. and foreign patent applications owned by Tulane relating to a novel neuropeptide, known as PACAP (pituitary adenylate cyclase activating polypepide). Preclinical data suggests the potential of PACAP as a treatment for stroke and other neurodegenerative diseases. Under terms of the license, Interneuron paid Tulane an upfront licensing fee and will fund research over a two-year period. Interneuron will make additional payments based on the achievement of clinical and regulatory review milestones. Tulane will receive royalties on net sales of any product developed from this program.

Bristol-Myers Squibb: CPEC (see Note O) holds an exclusive worldwide license to bucindolol, for use in the treatment of congestive heart failure, which CPEC acquired from Bristol-Myers Squibb Company ("BMS"). Royalties will be due to BMS based upon net sales of the product.

Merck: In July 1997, Transcell  (subsequently merged into Intercardia;  see Note
P) and Interneuron entered into a Research Collaboration and Licensing Agreement with Merck & Co., Inc. ("Merck") (the "Merck Collaboration") to discover and commercialize certain novel antibacterial agents. Interneuron assigned its rights and obligations under the Merck Collaboration to Intercardia in connection with the Transcell Acquisition (see Note P). Merck made initial payments totaling $2,500,000 of which $1,500,000 was recognized as license fee revenue in fiscal 1997 and $1,000,000 was recognized as license fee revenue ratably over the twelve month option period commencing in July 1997. Additionally, Merck will provide research support for the first two years of the agreement and make payments based upon achievement of certain defined clinical development and regulatory milestones and pay royalties based upon net sales of products resulting from the Merck Collaboration. Certain of the rights licensed to Merck are based on exclusive licenses or rights held by Intercardia from Princeton University, which will be entitled to varying percentages of certain payments and royalties received from Merck. A portion of any royalties from Merck will also be payable to Interneuron.

Astra Merck: In December 1995, Intercardia executed a Development and Marketing Collaboration and License Agreement (the "Astra Merck Collaboration") with Astra Pharmaceuticals LP, formerly Astra Merck, Inc. ("Astra Pharmaceuticals") to provide for the development, commercialization and marketing in the U.S. of a twice-daily formulation of bucindolol for the treatment of congestive heart failure. This agreement was terminated in September 1998. Intercardia received $5,000,000 upon execution of the Astra Merck Collaboration, which was recognized as contract and license fee revenue in the first quarter of fiscal 1996.
Intercardia paid Astra Pharmaceuticals $10,000,000 in December 1997, which had been accrued as a liability at September 30, 1997. During the fiscal years ended September 30, 1998, 1997, and 1996, the Company recognized contract revenue of approximately $4,833,000 (including a $4,000,000 termination fee), $553,000, and $5,000,000, respectively, from payments made by Astra Pharmaceuticals to Intercardia. During the fiscal years ended September 30,
1998,   1997   and   1996,   Astra  Merck  assumed  additional  liabilities   of
approximately   $6,065,000,   $5,505,000   and   $4,301,000,  respectively,   on
Intercardia's behalf. These additional amounts did not impact the Company's Consolidated Statements of Operations, as they were offset against related expenses. As of September 30, 1998, the Company's Consolidated Balance Sheet
included   approximately   $944,000  of  accounts  receivable  due  from   Astra
Pharmaceuticals and approximately $941,000 of accrued expenses related to obligations assumed by Astra Pharmaceuticals.

In connection with the termination of this agreement and resolution of an earlier dispute relating to responsibility for funding certain costs, Astra Pharmaceuticals made a $4,000,000 payment to CPEC. As a result, Intercardia has assumed responsibility for the U.S. development and commercialization for BEXTRA. Intercardia requires a corporate collaboration or additional funds for the commercialization of BEXTRA and is currently exploring possible development, commercialization and marketing collaborations.

Knoll:  In  December  1996,  Intercardia  entered  into an  agreement  with BASF
Pharma/Knoll AG ("Knoll") ("the Knoll Collaboration") to provide for the development, manufacture and marketing of bucindolol in all countries with the exception of the United States and Japan (the "Territory"). The Knoll
Collaboration relates to both the twice-daily bucindolol formulation and the once-a-day bucindolol formulation currently under development. Under the terms of the Knoll Collaboration, Knoll made up-front payments to CPEC (see Note O) totaling $3,143,000 which were recognized as contract and license fee revenue in fiscal 1997. Knoll will make future payments to CPEC contingent upon the achievement of product approval and sales milestones.

Knoll and Intercardia agreed to share the development and marketing costs of bucindolol in the Territory. In general, Knoll agreed to pay approximately 60% of certain development and marketing costs prior to product launch and Intercardia agreed to pay approximately 40% of such costs, subject to certain maximum dollar limitations. CPEC will be entitled to a royalty equal to 40% of net profits, as defined in the Knoll Collaboration, and would be responsible for 40% of any net loss, as defined. Knoll also agreed to pay approximately 60% of once-a-day formulation development costs that relate solely to the Territory and approximately one-third that have worldwide benefit.

O. Acquisitions:

In September 1994, Intercardia acquired 80% of the outstanding common stock of CPEC which has an exclusive worldwide license to bucindolol, a non-selective beta-blocker currently under development for congestive heart failure. Bucindolol began a Phase 3 clinical trial, the Beta- blocker Evaluation of Survival Trial (the "BEST Study"), for treatment of congestive heart failure in cooperation with the National Institutes of Health (the "NIH") and the Department of Veteran Affairs (the "VA") in April 1995. The NIH and VA have agreed to provide up to $15,750,000 throughout the study and CPEC was obligated to, and did, pay an additional $2,000,000, through September 30, 1998, and is obligated to fund other costs of the study including drug supply and clinical monitoring.

The purchase price of CPEC included 170,000 shares of Common Stock of the Company, payments to stockholders of CPEC, assumed liabilities, other related expenses and additional future issuances of Interneuron's Common Stock upon achieving bucindolol-related milestones of filing an NDA and receiving an approval letter from the FDA. The value of these additional shares is not included in the purchase price because their issuance is contingent upon achieving these milestones. Future issuances of Common Stock of the Company will result in additional charges.

In January 1996, the Company acquired the 20% outstanding capital stock of CPEC not owned by Intercardia by issuing an aggregate of 342,792 shares of Common Stock to the former CPEC minority stockholders and recorded a charge for the purchase of in-process research and development of approximately $6,084,000 in fiscal 1996.

In December 1995, InterNutria acquired from AVAX, the technology and know-how to produce a specially-formulated dietary supplement for women's use during their pre-menstrual period, later named PMS Escape, in exchange for $2,400,000 payable in two installments of Interneuron Common Stock. The first payment consisted of 55,422 shares and was made in fiscal 1997 and the second payment consisted of 112,793 shares and was made in fiscal 1998. Certain affiliates of the Company are or were stockholders of AVAX but did not receive any of the purchase price. The Company recorded a charge of approximately $2,150,000 in fiscal 1996 in connection with this transaction for the purchase of in-process research and development as the future benefits from this technology depended upon the successful completion of certain clinical trials.

P. Subsidiaries:

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

In February 1997, the Company announced that its Board of Directors had authorized it to purchase from time to time through open-market transactions up to 200,000 shares of the common stock of Intercardia. As of September 30, 1998, the Company had purchased 129,400 shares of Intercardia common stock, all in fiscal 1997, for an aggregate purchase price of approximately $2,951,000, of which approximately $2,234,000 was recorded as purchase of in-process research and development in fiscal 1997.

On May 8, 1998, the merger of Transcell with and into Intercardia and the acquisition by Intercardia of certain related technology rights owned by
Interneuron was completed and, simultaneously, Interneuron contributed to Transcell's capital all of Transcell's indebtedness and payables, aggregating $18,698,000, to Interneuron (the "Transcell Acquisition"). Consideration given by Intercardia consisted of (i) Intercardia common stock issuable to the former Transcell stockholders, including Interneuron, in three installments with an aggregate market value at closing of approximately $14,200,000, of which $3,000,000 was payable at closing as an initial payment to Interneuron for certain of its technology rights and continued guarantees of certain Transcell leases (the "Initial Technology/Guarantee Payment"), and (ii) the issuance of options and warrants to purchase 259,488 shares of Intercardia common stock to Transcell employees and consultants in exchange for their options and warrants to purchase Transcell capital stock. Accordingly, in connection with the first installment of the merger consideration due at the closing of the merger, Intercardia issued an aggregate of 320,151 shares of common stock, of which 191,383 shares were issued to Interneuron. In addition, Intercardia issued 174,672 shares to Interneuron for the Initial Technology/Guarantee Payment. Intercardia also agreed to pay Interneuron a royalty on sales of certain products that may be developed under the Merck Agreement. The second and third installments of the merger consideration will be made in August 1999 and February 2000, respectively, and each installment will consist of the issuance of $3,000,000 of Intercardia common stock, as then valued. Intercardia's acquisition of the minority shareholders' interest in Transcell resulted in Intercardia recording a charge to operations in fiscal 1998 for the purchase of in-process research and development of approximately $5,300,000. This charge is eliminated in consolidation and is not reflected in the Company's results of operations because the Company did not acquire any incremental interest in Transcell's net assets as a result of the transaction. In connection with this transaction, the Company also recorded a credit to additional paid-in capital of approximately $2,212,000 to reflect adjustments to minority interest resulting from the Transcell Acquisition and the book value of the Intercardia shares received by the Company for the Initial Technology/Guarantee Payment. Interneuron owned approximately 61%
of the outstanding capital stock of Intercardia before the closing of the Transcell Acquisition and approximately 62% immediately after the Transcell Acquisition and at September 30, 1998.

Progenitor:

In August 1997, Progenitor completed an initial public offering (the "Progenitor IPO") of 2,875,000 units, at $7.00 per unit, each unit consisting of one share of Progenitor common stock and one five-year warrant to purchase one share of Progenitor common stock at $10.50 per share. The Progenitor IPO resulted in proceeds to Progenitor, net of offering-related costs, of approximately $17,200,000. Interneuron purchased 500,000 units of the Progenitor IPO for a total of $3,500,000. Concurrent with the Progenitor IPO, Progenitor sold 1,023,256 shares of Progenitor common stock to Amgen pursuant to a stock purchase agreement for a purchase price of $4,500,000 in cash and a $1,000,000 promissory note. Concurrent with the closing of the Progenitor IPO, Progenitor acquired Mercator Genetics, Inc. ("Mercator") (the "Mercator Acquisition") for an aggregate purchase price of approximately $24,000,000, including related transaction costs, paid with the issuance of approximately 3,443,000 shares of Progenitor common stock, plus the assumption of Mercator liabilities, forgiveness of debt relating to advances made by Progenitor to Mercator and the issuance of stock options and warrants. Interneuron's ownership in Progenitor's outstanding capital stock decreased from approximately 76% at September 30, 1996 to approximately 37% at September 30, 1997 principally due to the Progenitor IPO and the Mercator Acquisition. As a result of the Company's decreased percentage of ownership in Progenitor, as of the date of the Progenitor IPO and Mercator acquisition, the Company ceased consolidating the financial statements of Progenitor and commenced including Progenitor in the Company's financial statements  using the  equity  method of  accounting.  At  September  30,  1998,
Interneuron's ownership in Progenitors's outstanding capital stock was approximately 36%.

In connection with the Mercator Acquisition, Progenitor incurred non-recurring charges to operations in fiscal 1997 related to the purchase of in-process research and development. Interneuron included approximately $7,800,000 of these charges in equity in net loss of unconsolidated subsidiary based on the Company's ownership interest in Progenitor. As a result of the Progenitor IPO, Interneuron recognized a gain on its investment in Progenitor of approximately $7,291,000 which has been recorded as an increase in the Company's additional paid-in capital. In fiscal 1997 the Company purchased 20,000 shares of Progenitor common stock for approximately $105,000. At September 30, 1997 the Company's investment in Progenitor is reflected in investment in unconsolidated subsidiary at $4,040,000. Such securities are subject to regulatory and contractual restrictions on resale and on the liquidity of the market for Progenitor's securities and, accordingly, the market value of such securities as of a given date is not necessarily indicative of their ultimate value to Interneuron. In fiscal 1997, the Company reported equity in Progenitor's net losses of approximately $9,028,000 for the period from the Progenitor IPO to September 30, 1997.

In July 1997, the Company relinquished certain conversion price adjustment rights relating to Progenitor Series A Preferred Stock held by the Company in exchange for an option to acquire an exclusive, worldwide license to manufacture, use and sell certain aspects of Del-1, a novel cell surface protein encoded by the del-1 gene which was discovered by Progenitor.

In December 1998, Progenitor announced its intention to implement an immediate cessation of operations. Progenitor did not have sufficient funds to meet its obligations and was unable to raise additional funds. Progenitor's market valuation had been substantially reduced and the Company could not viably sell any of its holdings of Progenitor securities. As a result, the Company's investment in Progenitor was reduced to zero as of September 30, 1998. During the year ended September 30, 1998, the Company reported equity in Progenitor's net losses of approximately $4,040,000. Following are condensed statements of operations and balance sheet data of Progenitor for which fiscal 1998 information is unaudited:


                                       Fiscal Year ended September 30,
                                ----------------------------------------------
                                       1998            1997            1996
                                ===========     ===========     ==============
Statement of Operations:
Revenues                          $ 485,000     $ 1,142,000     $ 1,332,000
Charge for acquired in-process
   research and development              --      21,092,000               --
Net loss                        (13,916,000)    (30,283,000)     (5,484,000)



                                        September 30,
                                ---------------------------
                                        1998          1997
                                ============   ============
Balance Sheet:
Current assets                  $ 7,239,000    $ 20,224,000
Noncurrent assets                 3,062,000       3,361,000
Current liabilities               4,513,000       6,703,000
Noncurrent liabilities            2,849,000         942,000



Transcell:

Until May 8, 1998, the date of the Transcell Acquisition (see "Intercardia" above), the Company consolidated the financial statements of Transcell. After May 8, 1998, Transcell was merged into Intercardia and operated as an Intercardia division called Intercardia Research Labs. Therefore, the results of Transcell continue to be included in the Company's Consolidated Results of Operations. The Company's ownership of Transcell was approximately 79% at September 30, 1997 and immediately prior to the Transcell Acquisition.

InterNutria:

In January 1998, Interneuron sold, subject to repurchase rights expiring in April 1999, an aggregate of 10% of its InterNutria common stock to the executive officers of Interneuron for the par value of the InterNutria shares ($.0001 per share) which approximated fair market value of these shares at the time of the transaction. At September 30, 1998, the Company owned approximately 76% of InterNutria's outstanding stock. (Also, see Note M.)