Form 10-K405/A
period 1998-09-30
INTERNEURON PHARMACEUTICALS INC
filed 1999-01-12
CIK 854222

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                                                                        Fiscal Years Ended September 30,
                                                                  (Amounts in thousands except per share data)
                                                              1994        1995       1996         1997        1998
                                                          --------    --------    -------     --------    --------
STATEMENT OF OPERATIONS DATA:
Product revenue ........................................  $     --    $     --    $ 13,779    $ 55,945    $     --
Contract and license fee revenue .......................       101       3,463       8,335      11,039       6,488
Total revenues .........................................       101       3,463      22,114      66,984       6,488

Cost of product revenue ................................        --          --      11,454      41,144          --
Research and development ...............................    17,737      15,070      17,344      50,180      39,762
Selling, general and administrative ....................     8,341       7,142      13,991      19,581      21,975
Product withdrawal .....................................        --          --          --       7,528          --
Purchase of in-process research and development ........     1,852          --       6,434       3,044         500

Net loss from operations ...............................   (27,829)    (18,749)    (27,109)    (54,493)    (55,749)
Investment income, net .................................       444         894       4,135       8,944       5,465
Equity in net loss of unconsolidated subsidiary ........        --          --          --      (9,028)     (4,040)
Net loss from continuing operations ....................   (27,385)    (17,292)    (22,400)    (49,670)    (50,485)
Discontinued operations ................................        --        (689)     (5,586)     (5,586)    (19,477)

Net loss ...............................................  $(27,385)   $(17,981)   $(27,986)   $(55,256)   $(69,962)
Net loss per common share from continuing operations ...  $   (.98)   $   (.57)   $   (.61)   $  (1.21)   $  (1.22)
Net loss per common share from discontinued operations .  $     --    $   (.02)   $   (.15)   $   (.14)   $   (.47)
Net loss per common share - basic and diluted ..........  $     --    $   (.59)   $   (.76)   $  (1.35)   $  (1.69)
Weighted average common shares outstanding .............    27,873      30,604      37,004      41,064      41,468

                                                                                September 30,
                                                                           (Amounts in thousands)
                                                              1994        1995        1996        1997        1998
                                                          --------    --------   ---------    --------   ---------
BALANCE SHEET DATA:
Working capital                                           $  8,577    $ 25,755   $ 155,246   $  82,229   $  41,417
Total assets                                                18,278      37,516     186,438     152,930      78,197

Long-term portion of notes payable
 and capital lease obligations                               1,025         782         542       1,734       1,663

Total liabilities                                            8,501      10,486      22,303      43,962      30,842
Accumulated deficit                                        (60,811)    (78,792)   (106,778)   (162,034)   (231,996)
Stockholders' equity                                         9,777      21,392     144,762      96,009      39,856

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                               INTERNEURON PHARMACEUTICALS, INC.


                                               /s/ Glenn L. Cooper
                                               ---------------------------------
                                               Glenn L. Cooper, M.D.
                                                  President and Chief Executive
                                                  Officer





Dated: January 12, 1999