Form 10-Q
period 1998-12-31
INTERNEURON PHARMACEUTICALS INC
filed 1999-02-11
CIK 854222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                _______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1998

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


Class                                     Outstanding at February 10, 1999:
Common Stock $.001 par value              41,898,853 shares

                       INTERNEURON PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                         PAGE

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 1998
  and September 30, 1998..............................................    3

Consolidated Statements of Operations for the Three Months
  ended December 31, 1998 and 1997....................................    4

Consolidated Statements of Cash Flows for the Three Months
  ended December 31,  1998 and 1997...................................    5

Notes to Unaudited Consolidated Financial Statements..................    6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.................................   12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................   23

Item 6.  Exhibits and Reports on Form 8-K.............................   28

SIGNATURES............................................................   29

Item 1.  Financial Statements

                       INTERNEURON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (Amounts in thousands except share data)

                                                                                December 31,    September 30,
                                                                                    1998             1998
                                                                                -------------   --------------

                                                    ASSETS
Current assets:
     Cash and cash equivalents                                                     $  32,325        $  39,330
     Marketable securities                                                            24,688           28,877
     Accounts receivable                                                                 443            1,273
     Prepaids and other current assets                                                 1,888            1,116
                                                                                   ---------        ---------
             Total current assets                                                     59,344           70,596

Marketable securities                                                                  2,042            3,825
Property and equipment, net                                                            3,666            3,691
Other assets                                                                              84               85
                                                                                   ---------        ---------
                                                                                   $  65,136        $  78,197
                                                                                   =========        =========

                                                LIABILITIES
Current liabilities:
     Accounts payable                                                              $   1,583        $   1,334
     Accrued expenses                                                                 25,773           27,008
     Current portion of notes payable and capital lease obligations                      662              837
                                                                                   ---------        ---------
             Total current liabilities                                                28,018           29,179

Long-term portion of notes payable and capital lease obligations                       1,712            1,663

Minority interest                                                                      5,328            7,499


                                            STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 shares authorized;
     Series B, 239,425 shares issued and outstanding at December 31 and September 30, 1998, respectively (liquidation preference at
     December 31, 1998 $3,034)                                                         3,000            3,000
     Series C, 5,000 shares issued and outstanding at December 31 and
     September 30, 1998, respectivey (liquidation preference at
     December 31, 1998 $503)                                                             500              500
Common stock; $.001 par value, 80,000,000 shares authorized;
     41,817,017 shares  issued and outstanding at December 31 and
     September 30, 1998, respectively                                                     42               42
Additional paid-in capital                                                           269,606          268,278
Accumulated deficit                                                                 (243,081)        (231,996)
Unrealized net gain on marketable securities                                              11               32
                                                                                   ---------        ---------
     Total stockholders' equity                                                       30,078           39,856
                                                                                   ---------        ---------
                                                                                   $  65,136        $  78,197
                                                                                   =========        =========



  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended December 31, 1998 and 1997
                                  (Unaudited)
                 (Amounts in thousands except per share data)

                                                                Three months ended December 31,
                                                               ---------------------------------
                                                                   1998                   1997
                                                                ---------              ---------
Contract and license fee revenues                              $    691                 $    654

Costs and expenses:
Research and development                                         11,653                    8,411
Selling, general and administrative                               3,245                    7,569
Purchase of in-process research and development                       -                      500
                                                               --------                 --------
     Total costs and expenses                                    14,898                   16,480
                                                               --------                 --------

Net loss from operations                                        (14,207)                 (15,826)

Investment income, net                                              777                    1,831
Equity in net loss of unconsolidated subsidiary                       -                     (893)
Minority interest                                                 2,345                      595
                                                               --------                 --------

Net loss from continuing operations                             (11,085)                 (14,293)

Discontinued operations:
Loss from operations of InterNutria                                   -                   (4,841)
                                                               --------                 --------

Net loss                                                       $(11,085)                $(19,134)
                                                               ========                 ========

Net loss per common share - basic and diluted:

Net loss from continuing operations                              ($0.27)                  ($0.35)
Net loss from discontinued operations                                 -                   ($0.12)
Net loss per common share                                        ($0.27)                  ($0.46)

Weighted average common shares outstanding                       41,817                   41,166
                                                               ========                 ========



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended December 31, 1998 and 1997
                                  (Unaudited)
                            (Amounts in thousands)

                                                                           Three months ended
                                                                              December 31,
                                                                         -----------------------
                                                                            1998         1997
                                                                         ----------   ----------

Cash flows from operating activities:
     Net loss                                                             $(11,085)    $(19,134)
     Adjustments to reconcile net loss to net cash
          (used) by operating activities:
         Depreciation and amortization                                         290          346
         Minority interest in net loss of consolidated subsidiaries         (2,345)        (595)
         Equity interest in net loss of unconsolidated subsidiary                -          893
         Noncash compensation                                                1,463        4,801
     Change in assets and liabilities:
         Accounts receivable                                                   830         (431)
         Prepaid and other assets                                             (772)         531
         Inventory                                                               -         (161)
         Accounts payable                                                      249          293
         Deferred revenue                                                        -         (250)
         Accrued expenses and other liabilities                             (1,246)     (11,544)
                                                                          --------     --------
Net cash (used) by operating activities                                    (12,616)     (25,251)
                                                                          --------     --------

Cash flows from investing activities:
     Capital expenditures                                                     (265)        (433)
     Purchase of marketable securities                                      (2,520)     (13,240)
     Proceeds from maturities and sales of marketable securities             8,471       18,704
                                                                          --------     --------
Net cash provided by investing activities                                    5,686        5,031
                                                                          --------     --------

Cash flows from financing activities:
     Net proceeds from issuance of common and treasury stock                     -           69
     Net proceeds from issuance of stock by subsidiaries                        49           52
     Principal payments of capital lease obligations                           (91)        (221)
     Principal payments of notes payable                                       (33)          (3)
                                                                          --------     --------
Net cash (used) by financing activities                                        (75)        (103)
                                                                          --------     --------

Net change in cash and cash equivalents                                     (7,005)     (20,323)
Cash and cash equivalents at beginning of period                            39,330       55,820
                                                                          --------     --------

Cash and cash equivalents at end of period                                $ 32,325     $ 35,497
                                                                          --------     ========



The accompanying notes are an integral part of these unaudited consolidated financial statements.

              INTERNEURON PHARMACEUTICALS, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.  Basis of Presentation
    ---------------------

    The consolidated financial statements included herein have been prepared by Interneuron Pharmaceuticals, Inc. ("Interneuron" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1998.

    Interneuron is a diversified biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates primarily for neurological and behavioral disorders. The Company also develops products and technologies through Intercardia, Inc. and its subsidiaries ("Intercardia"), a public company and a consolidated subsidiary,
focused on cardiovascular disease and carbohydrate-based drug discovery.   As of
September 30, 1998, InterNutria, Inc. ("InterNutria"), a majority-owned and consolidated subsidiary, has been classified as a discontinued operation and the Company's investment in Progenitor, Inc. ("Progenitor") has been reduced to zero pursuant to Progenitor's December 1998 determination to discontinue operations (see Note E). All significant intercompany activity has been eliminated.

B:  Recent Accounting Pronouncements
    --------------------------------

    The Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), at fiscal year end September 30, 1999. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management has not determined the effect of adopting SFAS No. 131.

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

CC: Basic and Diluted Earnings Per Share
    ------------------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                             Three Months  Ended December 31,
                                            ----------------------------------
                                                  1998              1997
                                            ----------------   ---------------
      Numerator for basic and diluted:
      Net loss                                 $(11,085,000)     $(19,134,000)
                                               ============      ============

      Denominator for basic and diluted:
      weighted average shares outstanding        41,817,000        41,166,000
                                               ============      ============

      Net loss per common share - basic        $      (0.27)     $      (0.46)
                                               ============      ============

      Net loss per common share - diluted      $      (0.27)     $      (0.46)
                                               ============      ============

    During the three month period ended December 31, 1998, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 6,314,508 shares of Common Stock at prices ranging from $3.56 to $20.13 with expiration dates ranging up to March 3, 2008;
(ii) warrants to purchase 812,500 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the three month period ended December 31, 1998, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 17,400 shares of Common Stock at prices ranging from $0.83 to $3.13 with expiration dates ranging up to August 3, 2005; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iii) unvested Restricted Stock Awards to acquire 725,146 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

    During the three month period ended December 31, 1997, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 4,874,376 shares of Common Stock at prices ranging from $9.50 to $32.00 with expiration dates ranging up to October 6, 2007; (ii) warrants to purchase 667,500 shares of Common Stock with exercise prices ranging from $10.00 to $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the three month period ended December 31, 1997, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 2,172,573 shares of Common Stock at prices ranging from $0.83 to $8.75 with expiration dates ranging up to May 24, 2005; (ii) warrants to purchase 203,657 shares of Common Stock with exercise prices ranging from $2.75 to $9.00 and with expiration dates ranging up to February 3, 2005; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iv) unvested Restricted Stock Awards to acquire 1,328,704 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

Certain of the securities listed above contain anti-dilution provisions.

D.  Comprehensive Income
    --------------------

    Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported on one of the following: a statement of income and comprehensive income or a statement of stockholders' equity. Components of comprehensive income are net income and all other nonowner changes in equity such as the change in the unrealized net gain on marketable securities. Presentation of comprehensive income for earlier periods is provided for comparative purposes. Comprehensive income for the three month periods ended December 31, 1998 and 1997 is as follows:

                                              1998            1997
                                          -------------   -------------

    Net loss                              $(11,085,000)   $(19,134,000)
    Change in unrealized net gain on
       marketable securities                   (21,000)        (48,000)
                                          ------------    ------------
     Comprehensive income                 $(11,106,000)   $(19,182,000)
                                          ============    ============

E.  Subsidiaries
    ------------

Progenitor:

    In December 1998, Progenitor announced its intention to implement an immediate cessation of operations. Prognitor did not have sufficient funds to meet its obligations and was unable to raise additional funds. Progenitor's market valuation had been substantially reduced and the Company could not viably sell any of its holdings of Progenitor securities. As a result, the Company's investment in Progenitor was reduced to zero as of September 30, 1998.

InterNutria:

    In September 1998, the Company adopted a plan to discontinue the operations of InterNutria. Accordingly, the net losses from InterNutria's operations for all periods prior to September 30, 1998 have been segregated from continuing operations and condensed and reported on a separate line on the statement of operations. The Company is seeking to sell InterNutria or all or part of its assets, which include primarily a line of sports drink products and PMS Escape. There can be no assurance the Company will be successful and the Company does not expect to generate significant proceeds.

    The Company has reclassified its prior year statement of operations to reflect the operating results of InterNutria as discontinued operations. Operating results of InterNutria, exclusive of interest on intercompany debt which was eliminated in consolidation, for the three month period ended December 31, 1997 is as follows:

               Revenues                      $    987,000
               Operating expenses               5,802,000
                                             ------------
               Net loss from operations        (4,815,000)
               Interest expense                   (26,000)
                                             ------------
               Net loss                      $ (4,841,000)
                                             ============


F.  Withdrawal of Redux(TM), Legal Proceedings, and Related Contingencies
    ---------------------------------------------------------------------

    On September 15, 1997, the Company and Wyeth-Ayerst announced a market withdrawal of the weight loss medication Redux, which was launched in June 1996. In connection with the market withdrawal of Redux, the Company recorded as of September 30, 1997 certain charges aggregating approximately $10,800,000. Total expenses relating to the market withdrawal of Redux may exceed these amounts which are estimates and do not include provisions for liability, if any, arising out of Redux-related litigation or other related costs.

    Interneuron is named, together with other pharmaceutical companies, as a defendant in approximately 956 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

    In addition, the Settlement Agreement provides for Interneuron to cause all remaining and available insurance proceeds related to Redux to be deposited into the settlement fund. Interneuron also agreed to make certain royalty payments to the settlement fund pursuant to a Royalty Agreement (the "Royalty Agreement") which is part of the Settlement Agreement, in the total amount of $55,000,000, based upon revenues related to Interneuron products, over a seven year period commencing when the settlement becomes final. Royalties will be paid at the rate of 7% of gross sales of Interneuron products sold by Interneuron, 15% of cash dividends received by Interneuron from its subsidiaries related to product sales, and 15% of license revenues (including license fees, royalties or milestone payments) received by Interneuron from a sublicensee related to
product sales.   All Interneuron products will be subject to this royalty during the applicable term. If, at the end of that seven year period, the amount of royalty payments made by Interneuron is less than $55,000,000, the settlement fund will receive shares of Interneuron stock in an amount equal to the unpaid balance divided by $ 7.49 per share, subject to adjustment under certain
circumstances such as stock dividends or distributions.   The Company could be
required to issue up to 7,343,124 shares of Common Stock if it makes no royalty payments.

    The Settlement Agreement will not become final until approved by the Court and the time for filing appeals of the Court's judgment approving the Settlement Agreement has elapsed without any appeals being filed or all appeals from the Court's judgment approving the Settlement Agreement have been exhausted and no further appeal may be taken. In this case, in order to approve the settlement, the Court must make a determination that the proposed settlement is fair and reasonable and meets each of the prerequisites for a class action generally, and for a "limited fund" class action in particular, all as required by the Federal Rules of Civil Procedure. Pursuant to these rules, notice of the proposed settlement was provided to potential class members in November 1998, and the Court has scheduled a Fairness Hearing for February 25, 1999 (the "Fairness Hearing"). At the Fairness Hearing, proponents and opponents of the proposed settlement will be given an opportunity to present written and oral arguments in favor of or against the settlement. Following the Fairness Hearing, the Court must determine if the case is properly certified as a limited fund class action, and if so, whether the terms of the Settlement Agreement are fair and reasonable.

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

    On November 20, 1998 and on December 30, 1998, two of the insurers filed an action against Les Laboratoires Servier ("Servier") and the Company in the Court, pursuant to the federal interpleader statute.

The insurers allege that both Servier and the Company have asserted claims against commercial excess insurance policies issued by the insurers to Interneuron with limits of $5,000,000 in excess of $20,000,000 and $15,000,000 in excess of $25,000,000, respectively. The insurers have deposited the limits of their policies into the registry of the Court.

    There can be no assurance that after the Fairness Hearing, the Court will approve the settlement. Even if the settlement is approved by the Court, opponents of the settlement may appeal the Court's opinion to the United States
Court of Appeals for the Third Circuit.   In addition, there is a case pending
before the United States Supreme Court (Ortiz v. Fibreboard Corporation et al) ("Ortiz"), that may influence the Court's decision or the outcome of any appeal that might be taken. Oral argument in the Ortiz case was heard on December 8, 1998 and the Supreme Court is likely to render its opinion between February and June 1999. Although factually distinguishable in many respects from the Company's proposed settlement, Ortiz involves an appeal from a mandatory, putative "limited fund" class action settlement. There can be no assurance that the Supreme Court's rulings in Ortiz will not significantly influence the approval process for, or potentially result in the overturning of, the Settlement Agreement.

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

Item 2.   Management's Discussion and Analysis of Financial Conditions and
          ----------------------------------------------------------------
          Results of Operations:
          ---------------------

    Statements in this Form 10-Q that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by the Company or its representatives include, without limitation, statements regarding the Redux-related litigation, including the proposed settlement of the Redux-related product liability litigation; the Company's ability to successfully develop, obtain regulatory approval for and commercialize any products, to enter into corporate collaborations or obtain sufficient additional capital to fund operations, and are based on a number of assumptions. The words "believe," "expect," "anticipate," "intend," "estimate" or other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, the Company's Form 10-K for its fiscal year ended September 30, 1998. These factors include, but are not limited to, risks relating to the Redux-related litigation, including the risk that the proposed settlement of the product liability litigation will not be finally approved; uncertainties relating to clinical trials, regulatory approval and commercialization of citicoline; need for additional funds and corporate partners; uncertainties relating to clinical trials, regulatory approval and commercialization of other products; substantial losses from operations and expected future losses; minimal revenues; product liability; dependence on third parties for manufacturing and marketing; competition; government regulation; contractual arrangements; patents and proprietary rights; dependence on key personnel; uncertainty regarding pharmaceutical pricing and reimbursement and other risks. The forward-looking statements represent the Company's judgment and expectations as of the date of this Report. The Company assumes no obligation to update any such forward-looking statements.

    The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto appearing elsewhere in this report and audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Unless the context indicates otherwise, all references to the Company include Interneuron and its subsidiaries.

General
-------

Redux

          Proposed Settlement of Product Liability Litigation:

    Subsequent to the September 15, 1997 market withdrawal of the weight loss medication Redux, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 956 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

    On November 20, 1998 and on December 30, 1998, two of the insurers filed an action against Les Laboratoires Servier ("Servier") and the Company in the Court, pursuant to the federal interpleader statute. The insurers allege that both Servier and the Company have asserted claims against commercial excess insurance policies issued by the insurers to Interneuron with limits of $5,000,000 in excess of $20,000,000 and $15,000,000 in excess of $25,000,000, respectively. The insurers have deposited the limits of their policies into the registry of the Court.

    There can be no assurance that after the Fairness Hearing the Court will approve the settlement. Even if the settlement is approved by the Court, opponents of the settlement may appeal the Court's opinion to the United States
Court of Appeals for the Third Circuit.   In addition, there is a case pending
before the United States Supreme Court (Ortiz v. Fibreboard Corporation et al) ("Ortiz"), that may influence the Court's decision or the outcome of any appeal that might be taken. Oral argument in the Ortiz case was heard on December 8, 1998 and the Supreme Court is likely to render its opinion between February and June 1999. Although factually distinguishable in many respects from the Company's proposed settlement, Ortiz involves an appeal from a mandatory, putative "limited fund" class action settlement. There can be no assurance that the Supreme Court's rulings in Ortiz will not significantly influence the approval process for, or potentially result in the overturning of, the Settlement Agreement.

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

    Securities Litigation:

    The Company has also been named as a defendant in several lawsuits filed by alleged purchasers of the Company's Common Stock, purporting to be class actions, claiming violation of the federal securities laws. It is not possible for the Company to determine its costs related to its defense in these or potential future legal actions, monetary or other damages which may result from such legal actions, or the effect on the future operations of the Company. See "Legal Proceedings".

    General:

    Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to devote significant management time and resources to these legal actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire or obtain rights to additional products, to enter into certain corporate partnerships, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may adversely affect the Company's business and financial condition.

    Product Withdrawal:

    Redux received clearance in April 1996 by the FDA for marketing as a twice-daily prescription therapy to treat obesity. Until its withdrawal in September 1997, Redux was marketed in the U.S. by Wyeth-Ayerst and copromoted by Interneuron. A significant portion of Interneuron's revenues through fiscal 1997 had been derived from Redux sales and, accordingly, the Company did not recognize any revenue related to Redux in fiscal 1998 and does not expect to realize any future revenues related to Redux.

Citicoline

    In April 1998, the Company announced that based upon a preliminary analysis, a 100-patient Phase 3 trial with citicoline (cytidine-5'-diphosphate choline, sodium), the Company's product under development to treat ischemic stroke, failed to meet its primary and the principal secondary endpoints. As a result of the preliminary analysis and considering statutory requirements that would have mandated an FDA action by June 1998, the Company withdrew its New Drug Application ("NDA") for citicoline in April 1998. The Company had submitted the NDA to the FDA for citicoline in December 1997.

    The citicoline NDA had been accepted for filing and assigned priority and fast-track review status. A priority review status reflects the FDA's commitment to review the NDA within six months following submission and a fast-track designation indicates that the FDA has determined a drug is intended to treat a serious or life-threatening condition that currently has an unmet medical need and that the FDA can take actions to expedite the development and review of the drug. There can be no assurance that any resubmission of a citicoline NDA would be assigned a priority review status.

    The Company is proceeding with the development of citicoline and commenced in June 1998 an approximately 900-person Phase 3 clinical trial which will compare the neurological function at 12 weeks following ischemic stroke of citicoline-treated patients with that of patients who received placebo. Patients are being treated with 2000 milligrams of citicoline or placebo daily for six weeks with a six week follow-up period. It is anticipated that this clinical trial will be completed in late 1999. The 2000 milligram dose level is higher than the dose used in the Company's two most recent citicoline clinical trials but was used in the Company's first Phase 3 trial in which patients treated with this dose achieved the primary endpoint of improved neurological function. Depending upon the evaluation of the results from this trial, the Company will determine whether to re-submit the NDA for citicoline to the FDA. Even if the Company does re-submit the NDA, as to which there is no assurance, the Company is unable to predict whether or when the FDA would grant authorization to market citicoline in the U.S. Upon resubmission of the NDA, a new FDA review period would commence.

    As of December 31, 1998, the remaining expenditures of all currently planned clinical trials and related studies and NDA preparation for citicoline are estimated, based upon current trial protocols, to aggregate approximately $26,000,000. The Company is unable to predict the costs of any related or additional clinical studies which will depend upon the results of the on-going trial and upon FDA requirements. As a result of the Company's withdrawal of its citicoline NDA, the related additional time and expense for product development, and the Company's limited cash resources, the Company is reevaluating its commercialization strategy for citicoline. The Company requires additional funds for manufacturing, distribution, marketing and selling efforts, the amount of which will depend upon whether the Company markets citicoline itself or enters into a corporate collaboration and the terms of any such collaboration. The Company has no commitments or arrangements to obtain additional funds or collaborations relating to citicoline and there can be no assurance such funds or collaborations can be obtained on terms favorable to the Company or at all.

    The Company licensed in fiscal 1993 from Ferrer Internacional, S.A. ("Ferrer"), a Spanish pharmaceutical company, certain patent and know-how rights in the United States and Canada relating to the use of citicoline in exchange for a royalty equal to 6% of the Company's net sales of citicoline. In June 1998, the Company amended its agreement with Ferrer to extend to January 31, 2002 the date upon which Ferrer may terminate the citicoline license agreement if FDA approval of citicoline is not obtained. The agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control.

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

Results of Operations
---------------------

    Revenues, consisting of contract and license fee revenue, increased $37,000, or 6%, to $691,000 in the three month period ended December 31, 1998 from $654,000 in the three month period ended December 31, 1997. Contract and license fee revenue in fiscal 1998 consisted primarily of a milestone payment received by the Company from Eli Lilly and Company ("Lilly") relating to the development of Lilly's drug, Prozac(R) for the treatment of premenstrual syndrome and in fiscal 1997 related primarily to research support pursuant to an agreement with Merck and Co., Inc. related to product development at Intercardia Research Laboratories ("IRL"), formerly conducted by Transcell Technologies, Inc. ("Transcell").

    Research and development expense increased $3,242,000, or 39%, to $11,653,000 in the three month period ended December 31, 1998 from $8,411,000 in the three month period ended December 31, 1997. This increase was primarily due to increased expenses incurred by Intercardia including (i) approximately $1,800,000 for BEXTRA(R) for European development costs and U.S. clinical development costs previously assumed by Astra Merck and (ii) approximately $1,100,000 of increased expenses associated with the carbohydrate chemistry program of IRL. In addition, the Company incurred increased expenses related to the 900-person phase 3 clinical trial for citicoline, which commenced in June 1998, which were partially offset by reduced noncash compensation expense related to the Company's 1997 Equity Incentive Plan and the absence of expense in fiscal 1999 for the Redux-related echocardiogram study.

    Selling, general and administrative expense decreased $4,324,000, or 57%, to $3,245,000 in the three month period ended December 31, 1998 from $7,569,000 in the three month period ended December 31, 1997. This decrease resulted primarily from reduced noncash compensation expense related to the Company's 1997 Equity Incentive Plan, the absence of costs of the Company's sales force resulting from its May 1998 dismissal, the absence of citicoline pre-marketing expenses that were incurred in fiscal 1998 and Intercardia's elimination of duplicative Transcell-related administrative expenses subsequent to the May 1998 merger of Transcell with and into Intercardia. In the quarter ended December 31, 1998, the Company launched its AnatoMark head reference system. The Company does not expect to generate profits from AnatoMark in the near future.

    Investment income decreased $1,054,000, or 58%, to $777,000 in the three month period ended December 31, 1998 from $1,831,000 in the three month period ended December 31, 1997 primarily due to lower balances of cash and marketable securities resulting from funds used in Company operations.

    There was no provision for equity in net loss of unconsolidated subsidiary, Progenitor, in the three month period ended December 31, 1998, compared to a provision of $893,000 in the three month period ended December 31, 1997, as the Company wrote-down to zero its investment in Progenitor in the fiscal year ended September 30, 1998 as a result of Progenitor's December 1998 decision to cease operations. (See Note E of Notes to Unaudited Consolidated Financial Statements.)

    Minority interest increased $1,750,000, or 294%, to $2,345,000 in the three month period ended December 31, 1998 from $595,000 in the three month period ended December 31, 1997. This increase is due to an increased net loss at Intercardia and because there is a larger percentage of minority stockholders at Intercardia than there was at Transcell to whom to allocate the loss generated by IRL.

    Due to the Company's September 1998 decision to discontinue the operations of InterNutria and reflect InterNutria as a discontinued operation in the Company's statements of operations, no net loss was reflected in the first quarter of fiscal 1999 relating to InterNutria compared to a net loss of $4,841,000 in the first quarter of fiscal 1998, which resulted primarily from the expenses of the national launch of PMS Escape exceeding the revenue from sales of PMS Escape. Net operating expenses relating to InterNutria expected to be incurred during the three month period ended December 31, 1998 were accrued at September 30,1998.

    For the reasons described above, net loss decreased $8,049,000, or 42%, to $11,085,000 in the three month period ended December 31, 1998 from $19,134,000 in the three month period ended December 31, 1997.

Liquidity and Capital Resources
-------------------------------

    Cash, Cash Equivalents and Marketable Securities

    At December 31, 1998, the Company had consolidated cash, cash equivalents and marketable securities aggregating $59,055,000 (of which approximately $17,973,000 is held by Intercardia and is not generally available to Interneuron) compared to $72,032,000 at September 30, 1998. This decrease is primarily due to approximately $12, 616,000 used to fund operations in the three month period ended December 31, 1998 (of which approximately $5,600,000 related to Intercardia).

    While the Company believes it has sufficient cash for currently planned expenditures through September 1999, based on certain assumptions relating to operations, the settlement of the Redux product liability litigation and other factors, it will require additional funds after such time and intends to seek additional funds prior to such time. The Company will require additional funds for the development and commercialization of citicoline, pagoclone and its other compounds and technologies, as well as any new products acquired in the future. The Company has no commitments or arrangements to obtain such funds. If such funds are not available, the Company will be required to delay product development and regulatory efforts. As a result of the uncertainties and costs associated with the Redux-related litigation, including the risk that the proposed settlement of the Redux product liability litigation does not become final, market conditions and other factors generally affecting the Company's ability to raise capital, there can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements or that any financing will be available on terms favorable or acceptable to the Company, if at all.

    Product Development

    The Company expects to continue expending substantial amounts for the development of citicoline as described above and for its other products. Because the Company does not have sufficient capital resources to fund significant further development of any products other than citicoline, it intends to seek a corporate collaboration to provide for future pagoclone development and marketing costs, including Phase 3 clinical studies. Although the Company is engaged in discussions with respect to certain corporate collaborations relating to pagoclone, there can be no assurance any agreement will be obtained. The failure to obtain additional funds or a corporate collaboration would adversely affect development of pagoclone. Also,

Intercardia is developing BEXTRA for congestive heart failure and requires additional funds to commercialize this product (see "Intercardia"). The Company does not have sufficient capital to complete development and commercialization of any products under development and will be required to obtain additional funds or corporate collaborations to pursue development and commercialization of its products.

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

    Analysis of Cash Flows

    Cash used by operating activities during the three months ended December 31, 1998 of $12,616,000 consisted primarily of a net loss of $11,085,000.

    Cash provided by investing activities of $5,686,000 during the three months ended December 31, 1998 consisted of net proceeds from maturities and sales of marketable securities of $5,951,000 less purchases of property and equipment of $265,000.

    Other
    -----

          Year 2000 Issue:

                         General

    The Year 2000 issue is the result of the failure of hardware or software components to handle properly dates which occur on or after January 1, 2000 including leap years, the failure to handle properly all manipulations of time related information and the failure to store century information in a non-ambiguous format (i.e., storing years with 2 digits rather than 4 digits). These failures could result in system failure or miscalculations causing disruptions in processing transactions or creating incorrect data used in the operations of the business.

    While Interneuron and each of its subsidiaries uses certain similar internal systems, each operates their systems independently from the other. The Company does not envision a Year 2000 issue at Progenitor or

InterNutria because their respective businesses will be discontinued prior to the year 2000. To the extent Intercardia maintains certain systems that are the same or similar to Interneuron's, Interneuron and Intercardia intend to collaborate to ascertain their Year 2000 compliance to the extent each company deems necessary. The Company does not believe it has a risk of loss of significant revenues due to the Year 2000 issue because no pharmaceutical products will have attained FDA approval prior to the year 2000 and because the Company currently anticipates marketing and sales fulfillment to be conducted by a licensee. A factor in the selection of potential licensees will be their ability to demonstrate Year 2000 compliance.

          Systems Assessment

    Interneuron's and Intercardia's internal systems are similar and comprised primarily of purchased or leased software. Neither company develops or maintains any significant proprietary software or hardware systems. Interneuron and Intercardia utilize numerous operationally-related non-IT systems. These include telephone systems, pagers, and security alarm systems. Intercardia, through IRL, owns laboratory equipment with embedded microprocessors and software.

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

     Recent Accounting Pronouncements:

    The Company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", at fiscal year end September 30, 1999. SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. Management has not determined the effect of adopting SFAS No. 131.

    The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", in the fiscal year ending September 30, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Management has not determined the effect of adopting
SFAS 133.

          Other:

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

    Subsidiaries

    Interneuron had funded the operations of InterNutria through September 30, 1998, at which time the Company adopted a plan to discontinue the operations of InterNutria. Loss from the discontinued operations of InterNutria represented approximately 25% of the Company's consolidated net loss in the three month period ended December 31, 1997. Interneuron had also funded Transcell until May 8, 1998, when the merger of Transcell with and into Intercardia was completed (the "Transcell Acquisition"). Since the Transcell Acquisition, the operations previously conducted by Transcell have been conducted as a division of Intercardia known as IRL. Accordingly, such operations continue to be reflected in the Company's consolidated financial statements. Expenses of Intercardia, including IRL, (and, in the 1997 period, Transcell), continue to constitute a significant part of the Company's consolidated expenses and, in the three month periods ended December 31, 1998 and 1997, represented approximately 43% and 24%, respectively, of consolidated research and development and selling, general, and administrative expenses.

          Intercardia:

    As a result of the termination of the Astra Merck Collaboration, Intercardia has resumed financial responsibility for the remaining estimated $12,000,000 to $17,000,000 of BEXTRA U.S. development and NDA preparation costs. There is no assurance that Intercardia will have sufficient resources to complete development of BEXTRA. Intercardia's other funding requirements include payments to its other collaborative partners, including 40% of development and marketing costs of bucindolol in the Knoll Territory pursuant to the Knoll Collaboration, the development of a once-a-day bucindolol formulation, the operations of IRL previously conducted by Transcell, which merged into Intercardia in May 1998, and other new technology and product development. Interneuron may fund up to 20% of certain bucindolol costs in order to maintain its approximately 20% ownership interest in CPEC.

    Intercardia will require additional financing to fund its operations after fiscal 1999 and intends to seek additional financing and corporate collaborations during fiscal 1999. There can be no assurance such funds will be available on terms acceptable or favorable to Intercardia, or at all, and any equity financings by Intercardia would dilute Interneuron's ownership interest in Intercardia. Interneuron owns approximately 62% of the outstanding Intercardia common stock. Interneuron's voting control over Intercardia may have the effect of delaying or preventing sales of additional securities of Intercardia or a sale of Intercardia or other change of control supported by the other stockholders of Intercardia.

          InterNutria:

    In September 1998, the Company adopted a plan to discontinue the operations of InterNutria. The Company is seeking to sell InterNutria or its assets. However, there can be no assurance the Company will be successful or that the Company will generate any significant proceeds from any sale.

          Progenitor:

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

    General

    The Company's business strategy includes evaluation of various technologies, product or company acquisitions, licensing and/or financing opportunities (including private placements and initial and follow-on equity offerings), and Interneuron and Intercardia engage from time to time in discussions relating to such opportunities. In particular, each of Interneuron and Intercardia require additional cash to fund operations after fiscal 1999 and intend to seek additional financings and corporate collaborations during fiscal 1999. There can be no assurance either company will obtain sufficient cash to fund future operations. Any such initiatives may involve the issuance of securities of Interneuron or Intercardia, which would dilute existing stockholders, and/or financial commitments for licensing fees and/or to fund product development, either of which may adversely affect the Company's consolidated financial condition or results of operations. The Company's in-licensing agreements generally require the Company to undertake general or specific development efforts or risk the loss of the license and/or incur penalties.

    Although Interneuron may acquire additional equity in Intercardia through participation in financings, purchases from third parties, including open market purchases and conversion of intercompany debt, equity financings by Intercardia will likely reduce Interneuron's percentage ownership of Intercardia and funds held by Intercardia are not generally available to Interneuron.

    PART II - OTHER INFORMATION

    Item 1. Legal Proceedings
            -----------------

    Product Liability Litigation

    The Company has been named, together with other pharmaceutical companies, as a defendant in approximately 956 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiff's allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen-phen"), causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

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

    On November 20, 1998 and on December 30, 1998, two of the insurers filed an action against Servier and the Company in the Court, pursuant to the federal interpleader statute. The insurers allege that both Servier and the Company have asserted claims against a commercial excess insurance policies issued by the insurers to Interneuron with limits of $5,000,000 in excess of $20,000,000 and $15,000,000 in excess of $25,000,000, respectively. The insurers have deposited the limits of their policies into the registry of the Court.

    There can be no assurance that after the Fairness Hearing the Court will approve the settlement, and even if the settlement is approved by the Court, opponents of the settlement may appeal the Court's opinion to the United States Court of Appeals for the Third Circuit. In addition, there is a case pending before the United States Supreme Court (Ortiz v. Fibreboard Corporation et al.) ("Ortiz"), that may influence the Court's decision or the outcome of any appeal that might be taken. Oral argument in the Ortiz case was heard on December 8, 1998 and the Supreme Court is likely to render its opinion between February and June 1999. Although factually distinguishable in many respects from the Company's proposed settlement, Ortiz involves an appeal from a mandatory, putative "limited fund" class action settlement. There can be no assurance that the Supreme Court's rulings in Ortiz will not significantly influence, or potentially result in the overturning of, the Settlement Agreement.

    Future Charges to Operations: The Company will record initial charges to operations for the estimated fair value of the Company's obligations under the Settlement Agreement, exclusive of insurance proceeds, at such time as the Company can determine that it is probable that the conditions to final settlement have been or will be met, which is expected to be subsequent to the Fairness Hearing and to the Supreme Court ruling in Ortiz. The amount of the liability to be recognized by the Company pursuant to the Settlement Agreement is likely to be significant and to materially adversely affect the Company's net worth. Additionally, if the Company records such charges prior to the final settlement date, then on the date the Settlement Agreement becomes final, the Company will determine if there was any increase in the fair value of the equity conversion feature of the Royalty Agreement and record any such increase as an additional charge to operations. From the date the Company records the charge and related liability for the settlement and through the term of the Royalty Agreement, the Company will record charges to accrete the liability attributable to the royalty feature of the Royalty Agreement up to the amount of royalties the Company expects to pay pursuant to the Royalty Agreement over the time the Company expects to make such royalty payments. Payments to be made by the Company pursuant to the Settlement Agreement could have a material adverse effect on the operations and financial condition of the Company. See Note F of Notes to Unaudited Consolidated Financial Statements.

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

    On January 23, 1998, the Court entered an order consolidating all of these actions for pretrial purposes. The plaintiffs subsequently filed a First Amended And Consolidated Class Action Complaint [Corrected Version] (the "Complaint") containing substantially similar substantive allegations against the Company, one current officer and director and one current director and alleging a class period of December 16, 1996 through September 15, 1997. The Complaint does not specify the amount of alleged damages plaintiffs seek to recover. On May 11, 1998, the defendants moved to dismiss the Complaint. On August 14, 1998, the Company received notice that the defendants' motion to dismiss was denied.

    The Court held a Case Management Conference on September 23, 1998, and issued a procedural order on that same day establishing a schedule for class certification briefing, fact and expert discovery, dispositive motions briefing and trial. Trial is scheduled for April 2000. The Company is vigorously pursuing its defenses to these actions.

    General

    Under certain circumstances, the Company may be required to indemnify Servier, Boehringer Ingelheim Pharmaceuticals, Inc. and American Home Products Corp., and the Company may be entitled to indemnification by AHP, against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company.

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

  Item 6.      Exhibits and Reports on Form 8-K
               ---------------------------------

          (a)  Exhibits

                 27 Financial Data Schedule

          (b)  Reports on Form 8-K

                 On October 2, 1998, the Company filed a report on Form 8-K reporting information under "Item 5 - Other Events" relating to preliminary approval of the Settlement Agreement.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INTERNEURON PHARMACEUTICALS, INC.

Date: February 10, 1999
                                  By: /s/ Glenn L. Cooper
                                     ---------------------------------
                                     Glenn L. Cooper, M.D., President
                                     and Chief Executive Officer
                                     (Principal Executive Officer)



Date: February 10, 1999
                                  By: /s/ Dale Ritter
                                     ---------------------------------
                                     Dale Ritter, Senior Vice President, Finance
                                     (Principal Accounting Officer)