Form 10-Q
period 1999-03-31
INTERNEURON PHARMACEUTICALS INC
filed 1999-05-14
CIK 854222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 _________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999

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

Class                                            Outstanding at May 13, 1999:
Common Stock $.001 par value                     41,916,047 shares

                       INTERNEURON PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                                                           PAGE
Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 1999
  and September 30, 1998...............................................................................   3

Consolidated Statements of Operations for the Three and Six Months
  ended March 31, 1999 and 1998........................................................................   4

Consolidated Statements of Cash Flows for the Six Months
  ended March 31, 1999 and 1998........................................................................   5

Notes to Unaudited Consolidated Financial Statements...................................................   6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations..................................................................  12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................  24

Item 4.  Submission of Matters to a Vote of Security Holders...........................................  28

Item 6.  Exhibits and Reports on Form 8-K..............................................................  29

SIGNATURES.............................................................................................  30

Item 1. Financial Statements

                       INTERNEURON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (Amounts in thousands except share data)

                                                                                      March 31,     September 30,
                                                                                        1999            1998
                                                                                      ---------     -------------
                                                 ASSETS
Current assets:
      Cash and cash equivalents                                                      $   37,292       $  39,330
      Marketable securities                                                              10,154          28,877
      Accounts receivable                                                                   144           1,273
      Prepaids and other current assets                                                   1,919           1,116
                                                                                     ----------       ---------
           Total current assets                                                          49,509          70,596

Marketable securities                                                                        --           3,825
Property and equipment, net                                                               3,399           3,691
Other assets                                                                                 84              85
                                                                                     ----------       ---------
                                                                                     $   52,992       $  78,197
                                                                                     ==========       =========
                                              LIABILITIES
Current liabilities:
      Accounts payable                                                               $    1,369       $   1,334
      Accrued expenses                                                                   26,135          27,008
      Current portion of notes payable and capital lease obligations                        686             837
                                                                                     ----------       ---------
           Total current liabilities                                                     28,190          29,179

Long-term portion of notes payable and capital lease obligations                          1,526           1,663

Minority interest                                                                         3,163           7,499

                                             STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 shares authorized; Series B, 239,425 shares issued and outstanding at March 31, 1999 and September 30, 1998, respectively (liquidation preference at
      March 31, 1999 $3,401)                                                              3,000           3,000
      Series C, 5,000 shares issued and outstanding at March 31, 1999 and
      September 30, 1998, respectively (liquidation preference at March 31,
      1999 $504)                                                                            500             500
Common stock; $.001 par value, 80,000,000 shares authorized;
      41,904,357 and 41,817,017 shares issued and outstanding at March 31,
      1999 and September 30, 1998, respectively                                              42              42
Additional paid-in capital                                                              270,886         268,278
Accumulated deficit                                                                    (254,315)       (231,996)
Accumulated other comprehensive income                                                       --              32
                                                                                     ----------       ---------
      Total stockholders' equity                                                         20,113          39,856
                                                                                     ----------       ---------
                                                                                     $   52,992       $  78,197
                                                                                     ==========       =========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three and six months ended March 31, 1999 and 1998
                                  (Unaudited)
                 (Amounts in thousands except per share data)

                                                    Three Months Ended March 31,          Six Months Ended March 31,
                                                    ----------------------------         ---------------------------
                                                      1999              1998                 1999             1998
                                                    ---------         ---------          ----------        ---------
Contract and license fee revenues                   $     209         $     673           $     900        $  1,327

Costs and expenses:
Research and development                               11,046            11,595              22,699          20,006
Selling, general and administrative                     3,364             7,278               6,609          14,847
Purchase of in-process research and
  development                                              --                --                  --             500
                                                    ---------         ---------           ---------        --------
    Total costs and expenses                           14,410            18,873              29,308          35,353

Net loss from operations                              (14,201)          (18,200)            (28,408)        (34,026)

Investment income, net                                    556             1,432               1,333           3,263
Equity in net loss of unconsolidated
 subsidiary                                                --              (978)                 --          (1,871)
Minority interest                                       2,411               929               4,756           1,524
                                                    ---------         ---------           ---------        --------

Net loss from continuing operations                   (11,234)          (16,817)            (22,319)        (31,110)

Discontinued operations:
Loss from operations of InterNutria                        --            (6,550)                 --         (11,391)
                                                    ---------         ----------          ---------        --------

Net loss                                            $ (11,234)        $ (23,367)          $ (22,319)       $(42,501)
                                                    ==========        ==========          =========        ========

Net  loss per common share - basic and diluted:

Net loss from continuing operations                 $   (0.27)        $   (0.41)          $   (0.53)       $  (0.75)
Net loss from discontinued operations               $      --         $   (0.16)          $      --        $  (0.28)
Net loss per common share                           $   (0.27)        $   (0.57)          $   (0.53)       $  (1.03)

Weighted average common shares
      outstanding                                      41,890            41,282              41,853          41,223
                                                    =========         =========           =========        ========


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 1999 and 1998
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                Six months ended March 31,
                                                                                --------------------------
                                                                                   1999           1998
                                                                                ---------      ----------
Cash flows from operating activities:
     Net loss                                                                   $ (22,319)     $(42,501)
     Adjustments to reconcile net loss to net cash
        (used) by operating activities:
        Depreciation and amortization                                                 571           844
        Minority interest in net loss of consolidated subsidiaries                 (4,756)       (1,524)
        Equity interest in net loss of unconsolidated subsidiary                       --         1,871
        Noncash compensation                                                        2,867         8,380
     Change in assets and liabilities:
        Accounts receivable                                                         1,130          (550)
        Prepaid and other assets                                                     (804)          (13)
        Inventory                                                                      --          (283)
        Accounts payable                                                               34         1,913
        Deferred revenue                                                               --          (314)
        Accrued expenses and other liabilities                                       (892)       (9,434)
                                                                                ---------      --------
Net cash (used) by operating activities                                           (24,169)      (41,611)
                                                                                ---------      --------

Cash flows from investing activities:
     Capital expenditures                                                            (278)       (1,230)
     Purchases of marketable securities                                            (2,520)      (19,830)
     Proceeds from maturities and sales of marketable securities                   25,036        34,641
                                                                                ---------      --------
Net cash provided by investing activities                                          22,238        13,581
                                                                                ---------      --------

Cash flows from financing activities:
     Net proceeds from issuance of common and treasury stock                           14           222
     Net proceeds from issuance of stock by subsidiaries                              166           175
     Principal payments of capital lease obligations                                 (194)         (366)
     Principal payments of notes payable                                              (93)          (39)
                                                                                ---------      --------
Net cash (used) by financing activities                                              (107)           (8)
                                                                                ---------      --------

Net change in cash and cash equivalents                                            (2,038)      (28,038)
Cash and cash equivalents at beginning of period                                   39,330        55,820
                                                                                ---------      --------

Cash and cash equivalents at end of periods                                     $  37,292      $ 27,782
                                                                                =========      ========

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

    Interneuron is a diversified biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates primarily for neurological and behavioral disorders. The Company also develops products and technologies through Intercardia, Inc. and its subsidiaries ("Intercardia") , a public company and a consolidated subsidiary, focused on cardiovascular disease and carbohydrate-based drug discovery. As of September 30, 1998, InterNutria, Inc. ("InterNutria"), a majority-owned and consolidated subsidiary, has been classified as a discontinued operation and the Company's investment in Progenitor, Inc. ("Progenitor") has been reduced to zero pursuant to Progenitor's December 1998 determination to discontinue operations (see Note D). All significant intercompany activity has been eliminated.

B. Basic and Diluted Earnings Per Share
   ------------------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                              Three Months Ended March 31,              Six Months Ended March 31,
                                          ------------------------------------    ------------------------------------
                                               1999                  1998                1999              1998
                                          ----------------    ----------------    ----------------  ------------------
Numerator for basic and diluted:
   Net loss                                $(11,234,000)        $(23,367,000)        $(22,319,000)    $ (42,501,000)
                                           =============        =============        =============    ==============

Denominator for basic and diluted:
   Weighted average shares outstanding       41,890,000           41,282,000           41,853,000        41,223,000
                                           =============        =============        =============    ==============

Net loss per common share - basic          $      (0.27)        $      (0.57)        $      (0.53)    $       (1.03)
                                           =============        =============        =============    ==============

Net loss per common share - diluted        $      (0.27)        $      (0.57)        $      (0.53)    $       (1.03)
                                           =============        =============        =============    ==============


     During the three month period ended March 31, 1999, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 4,400,773 shares of Common Stock at prices ranging from $4.38 to $20.13 with expiration dates ranging up to December 18, 2006; (ii) warrants to purchase 812,500 shares of Common Stock with exercise prices ranging from $5.00 to $12.66 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the three month period ended March 31, 1999, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 2,735,801 shares of Common Stock at prices ranging from $0.83 to $4.16 with expiration dates ranging up to March 17, 2009; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iii) unvested Restricted Stock Awards of 743,310 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

     During the three month period ended March 31, 1998, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 4,878,032 shares of Common Stock at prices ranging from $9.50 to $32.00 with expiration dates ranging up to January 21, 2008; (ii) warrants to purchase 667,500 shares of Common Stock with exercise prices ranging from $10.00 to $23.25 and with expiration dates ranging up to July 17, 2006, and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the three month period ended March 31, 1998, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 2,296,017 shares of Common Stock at prices ranging from $0.83 to $8.75 with expiration dates ranging up to March 3, 2008; (ii) warrants to purchase 186,157 shares of Common Stock with exercise prices ranging from $2.75 to $9.00 and with expiration dates ranging up to February 3, 2005; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iv) unvested Restricted Stock Awards of 1,328,704 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

     During the six month period ended March 31, 1999, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 6,995,174 shares of Common Stock at prices ranging from $3.75 to $20.13 with expiration dates ranging up to March 3, 2008; (ii) warrants to purchase 812,500 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006; and (iii)call options sold by the company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the six month period ended March 31, 1999, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 141,400 shares of Common Stock at prices ranging from $0.83 to $3.63 with expiration dates ranging up to March 17, 2009; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iii) unvested Restricted Stock Awards of 743,310 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

     During the six month period ended March 31, 1998, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 4,211,325 shares of Common Stock at prices ranging from $10.50 to $32.00 with expiration dates ranging up to January 21, 2008; (ii) warrants to purchase 167,500 shares of Common Stock with exercise prices ranging from $12.77 to $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the six month period ended March 31, 1998, securities not included in the computaiton of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 2,962,724 shares of Common Stock at prices ranging from $0.83 to $10.00 with expiration dates ranging up to March 3, 2008; (ii) warrants to purchase 686,157 shares of Common Stock with exercise prices ranging from $2.75 to $10.00 and with expiration dates ranging up to February 3, 2005; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iv) unvested Restricted Stock Awards of 1,328,704 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

     Certain of the securities listed above contain anti-dilution provisions.

C.   Comprehensive Income (Loss)
--------------------------------

     Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income or loss and its components in a set of financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported on one of the following: a statement of income and comprehensive income or a statement of stockholders' equity. Components of comprehensive income or loss are net income or loss and all other nonowner changes in equity such as the change in the unrealized net gain on marketable securities. Presentation of comprehensive loss for earlier periods is provided for comparative purposes. Comprehensive loss for the fiscal reporting periods ended March 31, 1999 and 1998 is as follows:

                                             Three Months Ended March 31,               Six Months Ended March 31,
                                         --------------------------------             ------------------------------
                                             1999               1998                      1999             1998
                                         -------------       -------------            -------------    -------------
         Net loss                        $(11,234,000)       $(23,367,000)            $(22,319,000)    $(42,501,000)
         Change in unrealized net
           gain on marketable
           securities                         (11,000)            (15,000)                 (32,000)         (63,000)
                                         -------------       -------------            -------------    -------------
         Comprehensive loss              $(11,245,000)       $(23,382,000)            $(22,351,000)    $(42,564,000)
                                         =============       =============            =============    =============

D. Subsidiaries
   ------------

Progenitor:

     In December 1998, Progenitor announced its intention to implement an immediate cessation of operations due to insufficient funds to meet its obligations. Progenitor's market valuation had been substantially reduced and the Company could not viably sell any of its holdings of Progenitor securities. As a result, the Company's investment in Progenitor was reduced to zero as of September 30, 1998.

InterNutria:

    In September 1998, the Company adopted a plan to discontinue the operations of InterNutria. Accordingly, the net losses from InterNutria's operations for all periods prior to September 30, 1998 have been segregated from continuing operations and condensed and reported on a separate line in on the statements of operations. The Company is seeking to sell all or part of InterNutria's assets, which include primarily a line of sports drink products and PMS Escape. There can be no assurance the Company will be successful and the Company does not expect to generate significant proceeds from any InterNutria asset sales.

    The Company has reclassified its prior year statements of operations to reflect the operating results of InterNutria as a discontinued operation. Operating results of InterNutria, exclusive of interest on intercompany debt which was eliminated in consolidation, for the three and six month periods ended March 31, 1998 is as follows:

                                                   Three Months Ended        Six Months Ended
                                                     March 31, 1998             March 31, 1998
                                                   ---------------------     -----------------
                  Revenues                           $     684,000             $   1,671,000
                  Operating expenses                     7,234,000                13,036,000
                                                     --------------            --------------
                  Net loss from operations              (6,550,000)              (11,365,000)
                  Interest expense                              --                   (26,000)
                                                     --------------            --------------
                  Net loss                           $  (6,550,000)            $ (11,391,000)
                                                     ==============            ==============

E. Withdrawal of Redux(TM), Legal Proceedings, and Related Contingencies
   ---------------------------------------------------------------------

     On September 15, 1997, the Company and Wyeth-Ayerst announced a market withdrawal of the weight loss medication Redux, which was launched in June 1996. In connection with the market withdrawal of Redux, the Company recorded as of September 30, 1997 certain charges aggregating approximately $10,800,000. Total expenses relating to the market withdrawal of Redux may exceed these amounts, which are estimates and do not include provisions for liability, if any, arising out of Redux-related litigation or other related costs.

     Interneuron is named, together with other pharmaceutical companies, as a defendant in approximately 1,049 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

     On November 3, 1998, the Court issued a stay halting all Redux product liability litigation against the Company, pending and future, in state courts, following the issuance of a similar stay halting Redux product liability litigation against the Company with federal courts on September 3, 1998. These stays will remain effective until further order of the Court.

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

     The Settlement Agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made after the Settlement Agreement is approved by the Court, which would depend upon the ruling in the Fairness Hearing, which was conducted between February 25, 1999 and March 31, 1999 (see below). These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made after the settlement becomes final.

     In addition, the Settlement Agreement provides for Interneuron to cause all remaining and available insurance proceeds related to Redux to be deposited into the settlement fund. Interneuron also agreed to make certain royalty payments to the settlement fund pursuant to the Royalty Agreement which is part of the Settlement Agreement, in the total amount of $55,000,000, over a seven year period commencing when the settlement becomes final. Royalties will be paid at the rate of 7% of gross sales of Interneuron products sold by Interneuron, 15% of cash dividends received by Interneuron from its subsidiaries related to product sales, and 15% of license revenues (including license fees, royalties or milestone payments) received by Interneuron from a sublicensee related to product sales. All Interneuron products will be subject to this royalty during the applicable term. If, at the end of that seven year period, the amount of royalty payments made by Interneuron is less than $55,000,000, the settlement fund will receive shares of Interneuron stock in an amount equal to the unpaid balance divided by $ 7.49 per share, subject to adjustment under certain circumstances such as stock dividends or distributions. Interneuron could be required to issue up to 7,343,124 shares of Common Stock if it makes no royalty payments.

     The Settlement Agreement will not become final until approved by the Court and the time for filing appeals of the Court's judgment approving the Settlement Agreement has elapsed without any appeals being filed or all appeals from the Court's judgment approving the Settlement Agreement have been exhausted and no further appeal may be taken. In this case, in order to approve the settlement, the Court must make a determination that the proposed settlement is fair and reasonable and meets each of the prerequisites for a class action generally, and for a "limited fund" class action in particular, all as required by the Federal Rules of Civil Procedure. Pursuant to these rules, notice of the proposed settlement was provided to potential class members in November 1998. Between February 25, 1999 and March 5, 1999, the Court conducted a Fairness Hearing to determine whether the case is properly certifiable as a limited fund class action and, if so, whether the terms of the Settlement Agreement are fair and reasonable. At the Fairness Hearing, the Court heard testimony from various witnesses, received documentary evidence, and heard oral arguments from the proponents and opponents of the settlement. The Court has not yet rendered a decision.

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

     On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed actions against Les Laboratoires Servier ("Servier") and the Company in the Court, pursuant to the federal interpleader statute. The insurers allege that both Servier and the Company have asserted claims against commercial excess insurance policies issued by the insurers to Interneuron with limits of $20,000,000, $5,000,000 in excess of $20,000,000, and $15,000,000 in excess of $25,000,000, respectively, a portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies into the registry of the Court.

     There can be no assurance that the Court will approve the settlement. Even if the settlement is approved by the Court, opponents of the settlement may appeal the Court's opinion to the United States Court of Appeals for the Third Circuit. In addition, there is a case pending before the United States Supreme Court (Ortiz v. Fibreboard Corporation et al) ("Ortiz"), that may influence the
       -------------------------------------
Court's decision or the outcome of any appeal that might be taken. Oral argument in the Ortiz case was heard on December 8, 1998 and the Supreme Court is likely to render its opinion by June 1999, which is the end of the current Supreme Court term. Although factually distinguishable in many respects from the Company's proposed settlement, Ortiz involves an appeal from a mandatory, putative "limited fund" class action settlement. There can be no assurance that the Supreme Court's rulings in Ortiz will not significantly influence the approval process for, or potentially result in the overturning of, the Settlement Agreement.

     The Company will record initial charges to operations for the estimated fair value of the Company's obligations under the Settlement Agreement, exclusive of insurance proceeds, at such time as the Company can determine that it is probable that the conditions to final settlement have been or will be met. This is expected to be subsequent to the Court's decision regarding approval of the Settlement Agreement and the Supreme Court ruling in Ortiz. The amount of the liability to be recognized in connection with these charges is likely to be significant and to materially adversely affect the Company's net worth. Additionally, if the Company records such charges prior to the final settlement date, then, on the date the Settlement Agreement becomes final, the Company will determine if there was any increase in the fair value of the equity conversion feature of the Royalty Agreement and record any such increase as an additional charge to operations. From the date the Company records the initial charge and related liability for the settlement and through the term of the Royalty Agreement, the Company may record additional charges to accrete the liability attributable to the royalty feature of the Royalty Agreement up to the amount of royalties the Company expects to pay pursuant to the Royalty Agreement over the time the Company expects to make such royalty payments.

Payments to be made by the Company pursuant to the Settlement Agreement could have a material adverse effect on the results of operations and financial condition of the Company.

   If the Settlement Agreement is overturned or not made final, the ongoing Redux-related litigation would then proceed against the Company. In this event, existence of such litigation, including the time and expenses associated with the litigation, may materially adversely affect the Company's business, including its ability to obtain sufficient financing to fund operations. Although the Company is unable to predict the outcome of any such litigation, such outcome may materially adversely affect the Company's future business, results of operations and financial condition.

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

General
-------

Redux

         Proposed Settlement of Product Liability Litigation:

    Subsequent to the September 15, 1997 market withdrawal of the weight loss medication Redux, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 1,049 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

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

    On November 3, 1998, the Court issued a stay halting all Redux product liability litigation against the Company, pending and future, in state courts, following the issuance of a similar stay halting Redux product liability litigation against the Company in federal courts on September 3, 1998. These stays will remain effective until further order of the Court.

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

    The Settlement Agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made after the Settlement Agreement is approved by the Court, which would depend upon the ruling in the Fairness Hearing, which was conducted between February 25, 1999 and March 31, 1999 (see below). These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made after the settlement becomes final.

    The Settlement Agreement provides for Interneuron to cause all remaining and available insurance proceeds related to Redux to be deposited into the settlement fund. Interneuron also agreed to make royalty payments to the settlement fund in the total amount of $55,000,000, over a seven year period commencing when the settlement becomes final. Royalties will be paid at the rate of 7% of gross sales of Interneuron products sold by Interneuron, 15% of cash dividends received by Interneuron from its subsidiaries related to product sales, and 15% of license revenues (including license fees, royalties or milestone payments) received by Interneuron from a sublicensee related to product sales. All Interneuron products will be subject to this royalty during the applicable term. If, at the end of that seven year period, the amount of royalty payments made by Interneuron is less than $55,000,000, the settlement fund will receive shares of Interneuron stock in an amount equal to the unpaid balance divided by $7.49 per share, subject to adjustment under certain circumstances such as stock dividends or distributions.

    Conditions to Final Settlement: The settlement will not become final until approved by the Court and the time for appeal of the Court's judgment approving the Settlement Agreement has elapsed without any appeals being filed or all appeals from the Court's judgment approving the Settlement Agreement have been exhausted and no further appeal may be taken. In this case, in order to approve the settlement, the Court must make a determination that the proposed settlement is fair and reasonable and meets each of the prerequisites for a class action generally, and for a "limited fund" class action in particular, all as required by the Federal Rules of Civil Procedure. Pursuant to these rules, notice of the proposed settlement was provided to potential class members in November 1998. Between February 25, 1999 and March 5, 1999, the Court conducted a Fairness Hearing to determine whether the case is properly certifiable as a limited fund class action and, if so, whether the terms of the Settlement Agreement are fair and reasonable. At the hearing, the Court heard testimony from various witnesses, received documentary evidence, and heard oral arguments from the proponents and opponents of the settlement. The Court has not yet rendered a decision.

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

    On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed actions against Les Laboratoires Servier ("Servier") and the Company in the Court, pursuant to the federal interpleader statute. The insurers allege that both Servier and the Company have asserted claims against commercial excess insurance policies issued by the insurers to Interneuron with limits of $20,000,000, $5,000,000 in excess of $20,000,000, and $15,000,000 in excess of $25,000,000, respectively a portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies into the registry of the Court.

    There can be no assurance that the Court will approve the settlement. Even if the settlement is approved by the Court, opponents of the settlement may appeal the Court's opinion to the United States Court of Appeals for the Third Circuit. In addition, there is a case pending before the United States Supreme Court (Ortiz v. Fibreboard Corporation et al) ("Ortiz"), that may influence the
       -------------------------------------
Court's decision or the outcome of any appeal that might be taken. Oral argument in the Ortiz case was heard on December 8, 1998 and the Supreme Court is likely to render its opinion by June 1999, which is the end of the current Supreme Court term. Although factually distinguishable in many respects from the Company's proposed settlement, Ortiz involves an appeal from a mandatory, putative "limited fund" class action settlement. There can be no assurance that the Supreme Court's rulings in Ortiz will not significantly influence the approval process for, or potentially result in the overturning of, the Settlement Agreement.

    Future Charges to Operations: The Company will record initial charges to operations for the estimated fair value of the Company's obligations under the Settlement Agreement, exclusive of insurance proceeds, at such time as the Company can determine that it is probable that the conditions to final settlement have been or will be met. This is expected to be subsequent to the Court's decision regarding approval of the Settlement Agreement and the Supreme Court ruling in Ortiz. The amount of the liability to be recognized in connection with these charges is likely to be significant and to materially adversely affect the Company's net worth. Additionally, if the Company records such charges prior to the final settlement date, then, on the date the Settlement Agreement becomes final, the Company will determine if there was any increase in the fair value of the equity conversion feature of the Royalty Agreement and record any such increase as an additional charge to operations. From the date the Company records the initial charge and related liability for the settlement and through the term of the Royalty Agreement, the Company may record additional charges to accrete the liability attributable to the royalty feature of the Royalty Agreement up to the amount of royalties the Company expects to pay pursuant to the Royalty Agreement over the time the Company expects to make such royalty payments. Payments to be made by the Company pursuant to the Settlement Agreement could have a material adverse effect on the results of operations and financial condition of the Company.

    If the Settlement Agreement is overturned or not made final, the ongoing Redux-related litigation would then proceed against the Company. In this event, the existence of such litigation, including the time and expenses associated with the litigation, may materially adversely affect the Company's business, including its ability to obtain additional financing to fund operations. Although the Company is unable to predict the outcome of any such litigation, such outcome may materially adversely affect the Company's future business, results of operations and financial condition.

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

   Product Withdrawal:

    Redux received clearance in April 1996 by the U.S. Food and Drug Administration ("FDA") for marketing as a twice-daily prescription therapy to treat obesity. Until its withdrawal in September 1997, Redux was marketed in the U.S. by Wyeth-Ayerst and copromoted by Interneuron. A significant portion of Interneuron's revenues through fiscal 1997 had been derived from Redux sales and, accordingly, the Company did not recognize any revenue related to Redux thereafter and does not expect to realize any future revenues related to Redux.

     Citicoline

    The Company is proceeding with the development of citicoline and commenced in June 1998 an approximately 900-person Phase 3 clinical trial which will compare the change in neurological function at 12 weeks following ischemic stroke of citicoline-treated patients with that of patients who received placebo. Patients are being treated with 2000 milligrams of citicoline or placebo daily for six weeks with a six week follow-up period. It is anticipated that this clinical trial will be completed in late 1999. The 2000 milligram dose level is higher than the dose used in the Company's two most recent citicoline clinical trials but was used in the Company's first Phase 3 trial in which patients treated with this dose achieved the primary endpoint of improved neurological function. Depending upon the evaluation of the results from this trial, the Company will determine whether to re-submit the New Drug Application ("NDA") for citicoline to the FDA. Even if the Company does re-submit the NDA, as to which there is no assurance, the Company is unable to predict whether or when the FDA would grant authorization to market citicoline in the U.S. Upon resubmission of the NDA, a new FDA review period would commence.

    The Company withdrew its NDA for citicoline in April 1998. The Company had submitted the NDA to the FDA for citicoline in December 1997. The citicoline NDA had been accepted for filing and assigned priority and fast-track review status. A priority review status reflects the FDA's commitment to review the NDA within six months following submission. A fast-track designation indicates that the FDA has determined a drug is intended to treat a serious or life-threatening condition with a current unmet medical need and that the FDA can take actions to expedite the development and review of the drug. While there can be no assurance that any resubmission of a citicoline NDA would be assigned a priority review status, the indication of stroke presently warrants such NDA review status.

    As of March 31, 1999 the remaining expenditures of all currently planned clinical trials and related studies and NDA preparation for citicoline are estimated, based upon current trial protocols, to aggregate approximately $23,000,000. The Company is unable to predict the costs of any related or additional clinical studies which will depend upon the results of the on-going trial and upon FDA requirements. As a result of the Company's withdrawal of its citicoline NDA, the related additional time and expense for product development, and the Company's limited cash resources, the Company is evaluating its commercialization strategy for citicoline. The Company requires additional funds for manufacturing, distribution, marketing and selling efforts, the amount of which will depend upon whether the Company markets citicoline itself or enters into a corporate collaboration and the terms of any such collaboration. The Company has no commitments or arrangements to obtain additional funds or collaborations relating to citicoline and there can be no assurance such funds or collaborations can be obtained on terms favorable to the Company or at all.

    The Company licensed in fiscal 1993 from Ferrer Internacional, S.A. ("Ferrer"), a Spanish pharmaceutical company, certain patent and know-how rights in the United States and Canada relating to the use of citicoline in exchange for a royalty equal to 6% of the Company's net sales of citicoline. In June 1998, the Company amended its agreement with Ferrer to extend to January 31, 2002 the date upon which Ferrer may terminate the citicoline license agreement if FDA approval of citicoline is not obtained. The agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control. In fiscal 1999, the

Company was issued three new citicoline-related patents for several claims including reduction of cerebral infarct size, effective dose regimens, combination therapies with other products and the treatment of head trauma.

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

    In August 1998, the Company announced results of its Phase 2/3 trial involving 277 patients showing that treatment with pagoclone statistically significantly reduced the frequency of panic attacks among patients suffering from panic disorder. In addition, pagoclone was well-tolerated by these patients, with no evidence of sedation and no apparent withdrawal syndromes in this study, which included a tapering-off period. The Company designates a trial as Phase 2/3 if it is a well-controlled trial which the Company may utilize, depending upon results, as either a pivotal or supporting trial in an NDA submission. Based on the results of this trial, Interneuron believes it has identified an optimal dose of pagoclone for Phase 3 clinical testing. The Company estimates the total costs of currently anticipated clinical development and NDA preparation relating to pagoclone for panic disorder, including license fees to Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"), to be approximately $43,000,000, which if all of such activities are undertaken, would be incurred over approximately the next three years. The Company licensed from RPR exclusive worldwide rights to pagoclone, in exchange for licensing, milestone and royalty payments to RPR.

    The Company does not have sufficient funds to conduct Phase 3 clinical testing or commercialization of pagoclone and is seeking a corporate collaboration to proceed with a Phase 3 clinical study. There can be no assurance the Company will be successful in obtaining a corporate collaboration or additional financing sufficient to fund development and commercialization of pagoclone, on terms favorable to the Company or at all. In this event, the development of pagoclone would be significantly delayed or curtailed. Even if a collaboration or other financing is obtained, the Company is unable to predict with certainty the costs of any additional studies which may be required by the FDA for approval of pagoclone. There can be no assurance, assuming such trials are conducted, that any such clinical trials will be successful or result in FDA approval of the product.

Results of Operations

    Revenues, consisting of contract and license fee revenue, decreased $464,000, or 69%, to $209,000 in the three month period ended March 31, 1999 from $673,000 in the three month period ended March 31, 1998 and decreased $427,000, or 32%, to $900,000 in the six month period ended March 31, 1999 from $1,327,000 in the six month period ended March 31, 1998. The decreases in contract and license fee revenue were primarily the result of the absence in the fiscal 1999 periods of revenue generated by Interneuron's majority-owned subsidiary, Intercardia, Inc. ("Intercardia") from Astra Merck, Inc. ("Astra Merck") due to the termination of the Development and Marketing Collaboration and License Agreement between Astra Merck, Intercardia and CPEC, Inc. (the "Astra Merck Collaboration") in September 1998 and decreased revenue from Merck & Co., Inc. ("Merck") related to product development at Intercardia Research Laboratories ("IRL"), formerly conducted by Transcell Technologies, Inc. ("Transcell"). In the six month period ended March 31, 1999, the decreases were partially offset by a milestone payment received by the Company from Eli Lilly and Company ("Lilly") relating to the development of Lilly's drug, Prozac(R) for the treatment of premenstrual syndrome.

    Research and development expense decreased $549,000, or 5%, to $11,046,000 in the three month period ended March 31, 1999 from $11,595,000 in the three month period ended March 31, 1998 and increased $2,693,000, or 13%, to $22,699,000 in the six month period ended March 31, 1999 from $20,006,000 in the six month period ended March 31, 1998. Research and development expense at Interneuron decreased in the three and six month periods due to the absence of expense in fiscal 1999 for a Redux-related echocardiogram study and the Phase 2/3 pagoclone study and reduced noncash compensation expense related to the Company's 1997 Equity Incentive Plan, partially offset by increased expenses related to the 900-person Phase 3 citicoline clinical trial which commenced in June 1998. Intercardia expenses increased in the three and six month periods ended March 31, 1999 due to continuing U.S. bucindolol development costs previously assumed by Astra Merck, Intercardia's contractual share of European bucindolol development costs incurred by BASF Pharma/Knoll AG ("Knoll"), Intercardia's collaborative partner, and increased expenses associated with the carbohydrate chemistry program of IRL. In March 1999, Intercardia reduced its headcount at IRL by approximately 50% as part of an overall assessment of Intercardia's research and development expenses in view of its limited cash resources and increased expenses after termination of the Astra Merck Collaboration, as well as a refocus of IRL's research programs to concentrate on projects with lead compounds.

    Selling, general and administrative expense decreased $3,914,000, or 54%, to $3,364,000 in the three month period ended March 31, 1999 from $7,278,000 in the three month period ended March 31, 1998 and decreased $8,238,000, or 55%, to $6,609,000 in the six month period ended March 31, 1999 from $14,847,000 in the six month period ended March 31, 1998. This decrease resulted primarily from reduced noncash compensation expense related to the Company's 1997 Equity Incentive Plan, the absence of citicoline pre-marketing expenses that were incurred in fiscal 1998, the absence of costs of the Company's sales force resulting from its May 1998 dismissal, and Intercardia's elimination of duplicative Transcell-related administrative expenses subsequent to the May 1998 merger of Transcell with and into Intercardia. The fiscal 1999 periods include costs for the Company's launch of its AnatoMark(TM) head reference system. The Company does not expect to generate profits from AnatoMark in the near future.

    Investment income, net, decreased $876,000, or 61%, to $556,000 in the three month period ended March 31, 1999 from $1,432,000 in the three month period ended March 31, 1998 and decreased $1,930,000, or

59%, to $1,333,000 in the six month period ended March 31, 1999 from $3,263,000 in the six month period ended March 31, 1998 primarily due to lower balances of cash and marketable securities resulting from funds used in Company operations and increased interest expense from additional capital equipment leases entered into by Intercardia.

   There was no provision for equity in net loss of unconsolidated subsidiary, Progenitor, in the three and six month periods ended March 31, 1999, compared to provisions of $978,000 and $1,871,000 in the three and six month periods ended March 31, 1998, respectively, as the Company wrote down to zero its investment in Progenitor as of September 30, 1998 as a result of Progenitor's December 1998 decision to cease operations. (See Note D of Notes to Unaudited Consolidated Financial Statements.)

   Minority interest increased $1,482,000, or 160%, to $2,411,000 in the three month period ended March 31, 1999 from $929,000 in the three month period ended March 31, 1998 and increased $3,232,000, or 212%, to $4,756,000 in the six month period ended March 31, 1999 from $1,524,000 in the six month period ended March 31, 1998. This increase is due to an increased net loss at Intercardia and because there is a larger percentage of minority stockholders at Intercardia than there was at Transcell to whom to allocate the loss generated by IRL.

   Due to the Company's September 1998 decision to discontinue the operations of InterNutria and reflect InterNutria as a discontinued operation in the Company's statements of operations, no net loss was reflected in the three and six month periods ended March 31, 1999 relating to InterNutria compared to net losses of $6,550,000 and $11,391,000 in the three and six month periods ended March 31, 1998, respectively. InterNutria losses resulted primarily from the expenses of the national launch of PMS Escape exceeding the revenue from sales of PMS Escape. Net operating expenses relating to InterNutria expected to be incurred during the three and six month periods ended March 31, 1999 were accrued at September 30,1998. (See Note D of Notes to Unaudited Consolidated Financial Statements.)

     For the reasons described above, net loss decreased $12,133,000 or 52%, to $11,234,000 in the three month period ended March 31, 1999 from $23,367,000 in the three month period ended March 31, 1998 and decreased $20,182,000, or 47%, to $22,319,000 in the six month period ended March 31, 1999 from $42,501,000 in the six month period ended March 31, 1998.

   Liquidity and Capital Resources
   -------------------------------

   Cash, Cash Equivalents and Marketable Securities

   At March 31, 1999, the Company had consolidated cash, cash equivalents and marketable securities aggregating $47,446,000 (of which approximately $12,749,000 is held by Intercardia and is not generally available to Interneuron) compared to $72,032,000 at September 30, 1998. This decrease is primarily due to approximately $24,169,000 used to fund operations in the six month period ended March 31, 1999 (of which approximately $10,500,000 related to Intercardia).

    While the Company believes it has sufficient cash for currently planned expenditures through September 1999, based on certain assumptions relating to operations, the settlement of the Redux product liability litigation and other factors, it will require additional funds after such time and intends to seek additional funds or corporate collaborations prior to such time. The Company requires additional funds for the development and commercialization of citicoline, pagoclone and its other compounds and technologies, as well as any new products acquired in the future. The Company has no commitments or arrangements to obtain such funds. If such funds or corporate collaborations are not available, the Company will be required to delay product development and regulatory efforts. As a result of the uncertainties and costs associated with the Redux-related litigation, including the risk that the proposed settlement of the Redux product liability litigation does not become final, market conditions and other factors generally affecting the Company's ability to raise capital, there can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements or that any financing will be available on terms favorable or acceptable to the Company.

    Product Development

    The Company expects to continue expending substantial amounts for the development of citicoline as described above and for its other products. Because the Company does not have sufficient capital resources to fund significant further development of any products other than citicoline, it is seeking a corporate collaboration to provide for future pagoclone development and marketing costs, including Phase 3 clinical studies. Although the Company is engaged in discussions with respect to certain corporate collaborations relating to pagoclone, there can be no assurance any agreement will be obtained. The failure to obtain additional funds or a corporate collaboration would adversely affect development of pagoclone. Also, Intercardia, through its 80% owned subsidiary CPEC, Inc. ("CPEC", of which Interneuron owns 20%), is developing BEXTRA for congestive heart failure and requires additional funds to develop and commercialize this product (see "Intercardia"). The Company does not have sufficient capital to complete development and commercialization of any products under development and will be required to obtain additional funds or corporate collaborations to pursue development and commercialization of its products.

    During 1997, the Company obtained an exclusive option to license a product for the treatment and prevention of liver diseases. The option grants Interneuron the right to license, on specified terms, North American and Asian marketing rights to an issued U.S. patent and U.S. and international patents applications, following Interneuron's review of future clinical data. This orally-administered compound is being studied in a large U.S. government-sponsored Phase 3 clinical trial. Eight hundred patients have been enrolled in the study, which is expected to be completed in mid-2000, provided the study's Data Safety Monitoring Board deems sufficient data has been obtained in the follow-up period.

    The Company is continuing to conduct preliminary evaluations of PACAP, a compound licensed from Tulane University in April 1998 that, among other indications, may have potential as a treatment for stroke, and of LidodexNS, a product for the acute intra-nasal treatment of migraine headaches being developed pursuant to a collaborative agreement with Algos Pharmaceutical Corporation.

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

    Analysis of Cash Flows
    ----------------------

    Cash used by operating activities during the six months ended March 31, 1999 of $24,169,000 consisted primarily of a net loss of $22,319,000.

    Cash provided by investing activities of $22,238,000 during the six months ended March 31, 1999 consisted of net proceeds from maturities and sales of marketable securities of $22,516,000 less purchases of property and equipment of $278,000.

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

     While Interneuron and each of its subsidiaries use certain similar internal systems, each operates its systems independently from the other. The Company does not envision a Year 2000 issue at Progenitor or InterNutria because their respective businesses have been discontinued. To the extent Intercardia maintains certain systems that are the same or similar to Interneuron's, Interneuron and Intercardia are collaborating to ascertain their Year 2000 compliance to the extent each company deems necessary. The Company does not believe it has a risk of loss of significant revenues due to the Year 2000 issue because no pharmaceutical products will have attained FDA approval prior to the year 2000 and because the Company currently anticipates marketing and sales fulfillment to be conducted by a licensee. A factor in the selection of potential licensees will be their ability to demonstrate Year 2000 compliance.

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

     Interneuron and Intercardia are ascertaining Year 2000 compliance of their primary internal software systems, operationally - related systems, equipment with embedded microprocessors, and subcontractors through vendor inquiry and obtaining written assertions of Year 2000 compliance from each. Interneuron has obtained letters from its primary internal software vendors and certain subcontractors that purport their current belief of Year 2000 compliance and generally indicate continued efforts to assess Year 2000 issues. During 1999, the Company will continue and complete its review of all significant above-noted vendors and seek to obtain letters of Year 2000 compliance. If such letters cannot be obtained on a timely basis, Interneuron and Intercardia will assess the potential risks in each instance and determine the appropriate actions. Such action may include the replacement of software, equipment, or the subcontractor. Interneuron and Intercardia will continue during 1999 to monitor vendors and subcontractors who have provided letters of Year 2000 compliance for any notices or information that contradict earlier assertions of Year 2000 compliance.

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

    Subsidiaries

    Interneuron had funded the operations of InterNutria through September 30, 1998, at which time the Company adopted a plan to discontinue the operations of InterNutria. Loss from the discontinued operations of InterNutria represented approximately 28% and 27% of the Company's consolidated net loss in the three and six month periods ended March 31, 1998, respectively. Interneuron had also funded Transcell until May 8, 1998, when the merger of Transcell with and into Intercardia was completed (the "Transcell Acquisition"). Since the Transcell Acquisition, the operations previously conducted by Transcell have been conducted as a division of Intercardia known as IRL. Accordingly, such operations continue to be reflected in the Company's consolidated financial statements. Expenses of Intercardia, including IRL (and, in the fiscal 1998 periods, Transcell), continue to constitute a significant part of the Company's consolidated expenses and, in the six month periods ended March 31, 1999 and 1998, represented approximately 44% and 24%, respectively, of consolidated research and development and selling, general, and administrative expenses.

    Intercardia:

     As a result of the termination of the Astra Merck Collaboration, Intercardia has financial responsibility for the remaining estimated $12,000,000 to $16,000,000 of U.S. BEXTRA development and NDA preparation costs. Intercardia does not have sufficient resources to complete development and commercialization of BEXTRA. Intercardia's funding requirements include payments to its other collaborative partners, including 40% of development and marketing costs of bucindolol in the Knoll Territory pursuant to the Knoll Collaboration, the development of a once-a-day bucindolol formulation, the operations of IRL previously conducted by Transcell, which merged into Intercardia in May 1998, and other new technology and product development. Interneuron currently owns 20% of CPEC and may fund certain bucindolol costs in accordance with its ownership interest in CPEC. As of March 31, 1999, Interneuron had paid approximately $1,600,000 to CPEC to fund bucindolol development.

    Intercardia will require additional financing to fund its operations after Fiscal 1999 and intends to seek additional financing and corporate collaborations during fiscal 1999. There can be no assurance such funds or corporate collaborations will be available on terms acceptable or favorable to Intercardia, or at all, and any equity financings by Intercardia would dilute Interneuron's ownership interest in Intercardia. Interneuron owns approximately 61% of the outstanding Intercardia common stock. Interneuron's voting control over Intercardia may have the effect of delaying or preventing sales of additional securities or other financing of Intercardia, a sale of Intercardia or other dilutive activities of Intercardia.

    Intercardia does not have any commitments to obtain any additional funds and has not established banking arrangements through which it can obtain additional debt financing. Subsequent to the termination of the Astra Merck collaboration in September 1998, financial constraints have caused Intercardia to reassess the allocation of resources among its research and development programs. If Intercardia is unable to enter into additional collaborations or raise additional capital to support its current level of operations, Intercardia would be required to reduce or discontinue one or more of its research and development programs, or obtain funds through strategic alliances on terms that are not favorable to Intercardia or its existing stockholders including Interneuron. Reduction or discontinuation of research and development programs could result in additional charges to results of operations which would be reflected in the period of such reduction or discontinuation.

    Progenitor:

    In December 1998, Progenitor announced its intention to implement an immediate cessation of operations. Progenitor did not have sufficient funds to meet its obligations. Progenitor's market valuation had been substantially reduced and the Company could not viably sell any of its holdings of Progenitor securities. As a result, as of September 30, 1998, the Company's investment in Progenitor was reduced to zero.


    General

    The Company's business strategy includes evaluation of various technologies, product or company acquisitions, licensing and/or financing opportunities and Interneuron and Intercardia engage from time to time in discussions relating to such opportunities. Each of Interneuron and Intercardia require additional cash to fund operations after fiscal 1999 and intends to seek additional financings and corporate collaborations during fiscal 1999. There can be no assurance either company will obtain sufficient cash to fund future operations. Any such initiatives may involve the issuance of securities of Interneuron or Intercardia, which would dilute existing stockholders, and/or financial commitments for licensing fees and/or to fund product development, or debt financing, any of which may adversely affect the Company's consolidated financial condition or results of operations. The Company's in-licensing agreements generally require the Company to undertake general or specific development efforts or risk the loss of the license and/or incur penalties.

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

    PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings
             -----------------

    Product Liability Litigation

    The Company has been named, together with other pharmaceutical companies, as a defendant in approximately 1,049 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiff's allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen-phen"), causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

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

    On November 3, 1998, the Court issued a stay halting all product liability litigation, pending and future, in state courts against the Company related to Redux. This followed the issuance of a similar stay halting Redux product liability litigation in federal courts on September 3, 1998. These stays will remain effective until further order of the Court.

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

    Summary of Settlement Agreement: The settlement agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made after the settlement agreement is approved by the Court, which would depend upon the ruling in the Fairness Hearing, which was conducted between February 25, 1999 and March 31, 1999 (see below). These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made after the settlement becomes final.

    In addition, the Settlement Agreement provides for Interneuron to cause all remaining and available product liability insurance proceeds related to Redux to be deposited into the settlement fund. As part of the Settlement Agreement, Interneuron and the Plaintiffs' Management Committee also entered into a Royalty Agreement. Under the Royalty Agreement, Interneuron agreed to make royalty payments to the settlement fund, in the total amount of $55,000,000, over a seven year period beginning after the settlement becomes final. Royalties will be paid at the rate of 7% of gross sales of Interneuron products sold by Interneuron, 15% of cash dividends received by Interneuron from its subsidiaries related to product sales, and 15% of license revenues (including license fees, royalties or milestone payments) received by Interneuron from a sublicensee related to product sales. All Interneuron products will be subject to this royalty during the applicable term. If, at the end of that seven year period, the amount of royalty payments made by Interneuron is less than $55,000,000, the settlement fund will receive shares of Interneuron Common Stock ("Royalty Shares") in an amount equal to the unpaid royalty balance divided by $7.49 per share, subject to adjustment under certain circumstances such as stock dividends or distributions.

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

    Conditions to Final Settlement: The settlement will not become final until approved by the Court and the time for filing appeals has passed or all appeals have been exhausted. In this case, in order to approve the settlement, the Court must make a determination that the proposed settlement is fair and reasonable and meets each of the prerequisites for a class action generally, and for a "limited fund" class action in particular, all as required by the Federal Rules of Civil Procedure. Pursuant to these rules, notice of the proposed settlement was provided to potential class members in November, 1998. Between February 25, 1999 and March 5, 1999, the Court conducted a Fairness Hearing to determine whether the case is properly certifiable as a limited fund class action and, if so, whether the terms of the Settlement Agreement are fair and reasonable. At the hearing, the Court heard testimony from various witnesses, received documentary evidence, and heard oral arguments from the proponents and opponents of the settlement. The Court has not yet rendered a decision.

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

    On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed actions against Les Laboratoires Servier ("Servier") and the Company in the Court, pursuant to the federal interpleader statute. The insurers allege that both Servier and the Company have asserted claims against commercial excess insurance policies issued by the insurers to Interneuron with limits of $20,000,000, $5,000,000 in excess of $20,000,000, and $15,000,000 in excess of $25,000,000, respectively, a portion of which has been used in the Company's defense of the litigation . The insurers have deposited the available proceeds up to limits of their policies into the registry of the Court.

    There can be no assurance that after the Fairness Hearing the Court will approve the settlement, and even if the settlement is approved by the Court, opponents of the settlement may appeal the Court's opinion to the United States Court of Appeals for the Third Circuit. In addition, there is a case pending before the United States Supreme Court (Ortiz v. Fibreboard Corporation et al.)
                                        --------------------------------------
("Ortiz"), that may influence the Court's decision or the outcome of any appeal that might be taken. Oral argument in the Ortiz case was heard on December 8, 1998 and the Supreme Court is likely to render its opinion between February and June 1999, which is the end of the current Supreme Court term . Although factually distinguishable in many respects from the Company's proposed settlement, Ortiz involves an appeal from a mandatory, putative "limited fund" class action settlement. There can be no assurance that the Supreme Court's rulings in Ortiz will not significantly influence, or potentially result in the overturning of, the Settlement Agreement.

    Future Charges to Operations: The Company will record initial charges to operations for the estimated fair value of the Company's obligations under the Settlement Agreement, exclusive of insurance proceeds, at such time as the Company can determine that it is probable that the conditions to final settlement have been or will be met, which is expected to be subsequent to the Court's decision regarding approval of the Settlement Agreement and to the Supreme Court ruling in Ortiz. The amount of the liability to be recognized by the Company pursuant to the Settlement Agreement is likely to be significant and to materially adversely affect the Company's net worth. Additionally, if the Company records such charges prior to the final settlement date, then on the date the Settlement Agreement becomes final, the Company will determine if there was any increase in the fair value of the equity conversion feature of the Royalty Agreement and record any such increase as an additional charge to operations. From the date the Company records the charge and related liability for the settlement and through the term of the Royalty Agreement, the Company will record charges to accrete the liability attributable to the royalty feature of the Royalty Agreement up to the amount of royalties the Company expects to pay pursuant to the Royalty Agreement over the time the Company expects to make such royalty payments. Payments to be made by the Company pursuant to the Settlement Agreement could have a material adverse effect on the operations and financial condition of the Company. See Note E of Notes to Unaudited Consolidated Financial Statements.

    Securities Litigation

    The Company and certain present or former directors and/or officers of the Company have been named as defendants in nine lawsuits filed in the United States District Court for the District of Massachusetts by alleged purchasers of the Company's Common Stock, purporting to be class actions. The lawsuits claim among other things, that the Company violated the federal securities laws by publicly disseminating materially false and misleading statements concerning the prospects and safety of Redux, resulting in the artificial inflation of the Company's Common Stock price during various alleged class periods.

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

    The Court has issued procedural orders on that same day establishing schedules for class certification briefing, fact and expert discovery, dispositive motions briefing and trial. No class has yet been certified. A case management conference with the Court is scheduled for late May 1999. Trial is scheduled for April 2000. The Company is vigorously pursuing its defenses to these actions.

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

    Item 4. Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

    The Company's annual meeting of stockholders was held on March 16, 1999. At the meeting (i) all ten director nominees were elected; and (ii) the appointment of PricewaterhouseCoopers LLP as the independent auditors was ratified.

    (i) The following Directors were elected for a one-year term by the votes indicated:

    Lindsay A. Rosenwald, M.D., 32,575,236 for, 357,301 against; Glenn L. Cooper, M.D., 32,577,249 for, 355,288 against; Harry J. Gray, 32,576,749 for,
355,788 against; Alexander M. Haig, Jr., 32,561,874 for, 370,663 against; Peter Barton Hutt, 32,263,349 for, 669,188 against; Malcolm Morville, Ph.D., 32,578,249 for, 354,288 against; Robert K. Mueller, 32,576,849 for, 355,688 against; Lee J. Schroeder, 32,577,349 for, 355,688 against; David B. Sharrock, 32,264,349 for, 668,188 against; Richard Wurtman, M.D., 32,264,549 for, 667,988 against.

    (ii) The appointment of PricewaterhouseCoopers LLP was ratified by a vote of 32,816,921 for, 73,921 against, and 41,695 abstaining.

    Item 6. Exhibits and Reports on Form 8-K
            --------------------------------
    (a)  Exhibits

         10.102  -   Employment Agreement between Interneuron Pharmaceuticals,
                     Inc. and Michael W. Rogers dated and effective as of
                     February 23, 1999.
         10.103  -   Employment Agreement between Interneuron Pharmaceuticals,
                     Inc. and Bobby W. Sandage, Jr. dated and effective as of
                     March 15, 1999.
         10.104  -   Employment Agreement between Interneuron Pharmaceuticals,
                     Inc. and Mark S. Butler dated and effective as of March 15,
                     1999.
         10.105  -   Employment Agreement between Interneuron Pharmaceuticals,
                     Inc. and Glenn L. Cooper, M.D. dated and effective as of
                     May 1, 1999.
         10.106  -   Agreement of Sublease between Interneuron Pharmaceuticals,
                     Inc., Sublandlord and Genta, Inc., Subtenant dated March
                     31, 1999.
         10.107  -   Consent to Sublease dated March 31, 1999 by and among
                     Ledgemont Realty Trust, Interneuron Pharmaceuticals, Inc.,
                     and Genta, Inc.
            27   -   Financial Data Schedule

    (b)  Reports on Form 8-K

                 The Company did not file any reports on Form 8-K during the three month period ended March 31, 1999.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INTERNEURON PHARMACEUTICALS, INC.


    Date: May 13, 1999              By: /s/ Glenn L. Cooper
                                       ----------------------------------------
                                    Glenn L. Cooper, M.D., President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


    Date: May 13, 1999              By: /s/ Michael W. Rogers
                                       ----------------------------------------
                                    Michael W. Rogers, Executive Vice President,
                                    Chief  Financial Officer, and Treasurer
                                    (Principal Financial Officer)


    Date: May 13, 1999              By: /s/ Dale Ritter
                                       ----------------------------------------
                                    Dale Ritter, Senior Vice President, Finance
                                    (Principal Accounting Officer)