Form 10-Q/A
period 1999-03-31
INTERNEURON PHARMACEUTICALS INC
filed 1999-05-21
CIK 854222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

     The Settlement Agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made after the Settlement Agreement is approved by the Court, which would depend upon the ruling in the Fairness Hearing, which was conducted between February 25, 1999 and March 5, 1999 (see below). These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made after the settlement becomes final.

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

    The Settlement Agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made after the Settlement Agreement is approved by the Court, which would depend upon the ruling in the Fairness Hearing, which was conducted between February 25, 1999 and March 5, 1999 (see below). These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made after the settlement becomes final.

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

    Summary of Settlement Agreement: The settlement agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made after the settlement agreement is approved by the Court, which would depend upon the ruling in the Fairness Hearing, which was conducted between February 25, 1999 and March 5, 1999 (see below). These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made after the settlement becomes final.

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


                                    INTERNEURON PHARMACEUTICALS, INC.


    Date: May 20, 1999              By: /s/ Glenn L. Cooper
                                       ----------------------------------------
                                    Glenn L. Cooper, M.D., President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)


    Date: May 20, 1999              By: /s/ Michael W. Rogers
                                       ----------------------------------------
                                    Michael W. Rogers, Executive Vice President,
                                    Chief  Financial Officer, and Treasurer
                                    (Principal Financial Officer)


    Date: May 20, 1999              By: /s/ Dale Ritter
                                       ----------------------------------------
                                    Dale Ritter, Senior Vice President, Finance
                                    (Principal Accounting Officer)