Form 10-Q
period 1999-06-30
INTERNEURON PHARMACEUTICALS INC
filed 1999-08-04
CIK 854222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                _______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



Class                                       Outstanding at August 3, 1999:
Common Stock $.001 par value                41,930,447 shares

                       INTERNEURON PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION                                          PAGE
Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 1999
  and September 30, 1998 .............................................    3

Consolidated Statements of Operations for the Three and Nine Months
  ended June 30, 1999 and 1998 .......................................    4

Consolidated Statements of Cash Flows for the Nine Months
  ended June 30, 1999 and 1998 .......................................    5

Notes to Unaudited Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations ................................   14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................   27

Item 2.  Changes in Securities and Use of Proceeds ...................   30

Item 5.  Other Information ...........................................   31

Item 6.  Exhibits and Reports on Form 8-K ............................   31

SIGNATURES ...........................................................   32

Item 1.  Financial Statements

                       INTERNEURON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (Amounts in thousands except share data)

                                                       June 30,    September 30,
                                                        1999           1998
                                                        ----           ----
              ASSETS

Current assets:
  Cash and cash equivalents                           $  33,734   $  39,330
  Marketable securities                                   2,545      28,877
  Accounts receivable                                        87       1,273
  Prepaids and other current assets                       1,934       1,116
                                                      ---------   ---------
      Total current assets                               38,300      70,596

Marketable securities                                        --       3,825
Property and equipment, net                               3,136       3,691
Other assets                                                 83          85
                                                      ---------   ---------
                                                      $  41,519   $  78,197
                                                      =========   =========

            LIABILITIES

Current liabilities:
  Accounts payable                                    $     798   $   1,334
  Accrued expenses                                       25,591      27,008
  Current portion of notes payable and capital
    lease obligations                                       789         837
                                                      ---------   ---------
      Total current liabilities                          27,178      29,179

Long-term portion of notes payable and capital
  lease obligations                                       1,156       1,663

Minority interest                                         1,714       7,499

        STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value,
 5,000,000 shares authorized;
   Series B, 239,425 shares issued and outstanding
    at June 30, 1999 and September 30, 1998,
    respectively (liquidation preference at June 30,
    1999 $3,019)                                          3,000       3,000
   Series C, 5,000 shares issued and outstanding at
    June 30, 1999 and September 30, 1998,
    respectively (liquidation preference at June 30,
    1999 $500)                                              500         500
Common stock; $.001 par value, 80,000,000 shares
 authorized;
   41,916,047 and 41,817,017 shares issued and
    outstanding at June 30, 1999 and September 30,
    1998, respectively                                       42          42
Additional paid-in capital                              271,844     268,278
Accumulated deficit                                    (263,915)   (231,996)
Accumulated other comprehensive income                       --          32
                                                      ---------   ---------
  Total stockholders' equity                             11,471      39,856
                                                      ---------   ---------
                                                      $  41,519   $  78,197
                                                      =========   =========

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three and nine months ended June 30, 1999 and 1998
                                  (Unaudited)
                 (Amounts in thousands except per share data)

                                          Three Months Ended June 30,    Nine Months Ended June 30,
                                          ---------------------------    --------------------------
                                               1999            1998           1999           1998
                                               ----            ----           ----           ----

Contract and license fee revenues            $    199        $    697       $  1,099       $  2,024

Costs and expenses:
Research and development                        8,891           8,953         31,590         28,959
Selling, general and administrative             3,024           4,709          9,633         19,556
Purchase of in-process research and
  development                                      --              --             --            500
                                             --------        --------       --------       --------
    Total costs and expenses                   11,915          13,662         41,223         49,015

Net loss from operations                      (11,716)        (12,965)       (40,124)       (46,991)

Investment income, net                            528           1,209          1,861          4,472
Equity in net loss of unconsolidated
 subsidiary                                        --          (1,002)            --         (2,873)
Minority interest                               1,588           1,677          6,344          3,201
                                             --------        --------       --------       --------

Net loss from continuing operations            (9,600)        (11,081)       (31,919)       (42,191)

Discontinued operations:
Loss from operations of InterNutria                --          (3,674)            --        (15,065)
                                             --------        --------       --------       --------

Net loss                                     $ (9,600)       $(14,755)      $(31,919)      $(57,256)
                                             ========        ========       ========       ========

Net loss per common share - basic and
     diluted:

Net loss from continuing operations          $  (0.23)       $  (0.27)      $  (0.76)      $  (1.02)
Net loss from discontinued operations        $     --        $  (0.09)      $     --       $  (0.36)
Net loss per common share                    $  (0.23)       $  (0.35)      $  (0.76)      $  (1.38)

Weighted average common shares
      outstanding                              41,914          41,613         41,873         41,353
                                             ========        ========       ========       ========

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the nine months ended June 30, 1999 and 1998
                                  (Unaudited)
                            (Amounts in thousands)

                                                                    Nine months ended June 30,
                                                                    --------------------------
                                                                         1999           1998
                                                                         ----           ----
Cash flows from operating activities:
  Net loss                                                            $(31,919)      $(57,256)
  Adjustments to reconcile net loss to net cash
    (used) by operating activities:
    Depreciation and amortization                                          840          1,973
    Minority interest in net loss of consolidated subsidiaries          (6,344)        (3,201)
    Equity interest in net loss of unconsolidated subsidiary                --          2,873
    Noncash compensation                                                 3,937         10,417
  Change in assets and liabilities:
    Accounts receivable                                                  1,187           (680)
    Prepaid and other assets                                              (818)           340
    Accounts payable                                                      (536)            51
    Deferred revenue                                                        --           (644)
    Accrued expenses and other liabilities                              (1,445)       (12,104)
                                                                      --------       --------
Net cash (used) by operating activities                                (35,098)       (58,231)
                                                                      --------       --------

Cash flows from investing activities:
  Capital expenditures                                                    (284)          (915)
  Purchases of marketable securities                                    (2,520)       (26,855)
  Proceeds from maturities and sales of marketable securities           32,645         59,548
                                                                      --------       --------
Net cash provided by investing activities                               29,841         31,778
                                                                      --------       --------

Cash flows from financing activities:
  Net proceeds from issuance of common and treasury stock                   49            223
  Net proceeds from issuance of stock by subsidiaries                      167            177
  Principal payments of capital lease obligations and
   notes payable                                                          (555)          (705)
                                                                      --------       --------
Net cash (used) by financing activities                                   (339)          (305)
                                                                      --------       --------

Net change in cash and cash equivalents                                 (5,596)       (26,758)
Cash and cash equivalents at beginning of period                        39,330         55,820
                                                                      --------       --------

Cash and cash equivalents at end of period                            $ 33,734       $ 29,062
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

  Interneuron is a diversified biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates primarily for neurological and behavioral disorders. As of June 30, 1999, the Company also developed products and technologies through Incara Pharmaceuticals Corporation (formerly Intercardia, Inc.) and its subsidiaries ("Incara"), a public company and a consolidated subsidiary as of June 30, 1999, focused on cardiovascular disease and carbohydrate-based drug discovery. On
July 15, 1999, the Company entered into agreements and transactions whereby it obtained a majority ownership interest in CPEC LLC, the predecessor of which was previously a majority-owned subsidiary of Incara. In exchange, Incara redeemed shares of Incara common stock owned by the Company and the Company canceled a note issued by Incara in a related transaction (see Note F). As of September 30, 1998, InterNutria, Inc. ("InterNutria"), a majority-owned and consolidated subsidiary, had been classified as a discontinued operation and the Company's investment in Progenitor, Inc. ("Progenitor") had been reduced to zero pursuant to Progenitor's December 1998 determination to discontinue operations
(see Note D). All significant intercompany activity has been eliminated.

B. Basic and Diluted Earnings Per Share
   ------------------------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                         Three Months Ended June 30,    Nine Months Ended June 30,
                                        -----------------------------   ---------------------------
                                             1999            1998           1999           1998
                                             ----            ----           ----           ----
Numerator for basic and diluted:
 Net loss                                $(9,600,000)   $(14,755,000)  $(31,919,000)   $(57,256,000)
                                         ===========    ============   ============    ============

Denominator for basic and diluted:
 Weighted average shares outstanding      41,914,000      41,613,000     41,873,000      41,353,000
                                         ===========    ============   ============    ============

Net loss per common share - basic        $     (0.23)   $      (0.35)  $      (0.76)   $      (1.38)
                                         ===========    ============   ============    ============

Net loss per common share - diluted      $     (0.23)   $      (0.35)  $      (0.76)   $      (1.38)
                                         ===========    ============   ============    ============

  During the three month period ended June 30, 1999, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 7,150,841 shares of Common Stock at prices ranging from $3.06 to $20.13 with expiration dates ranging up to March 17, 2009; (ii) warrants to purchase 812,500 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the three month period ended June 30, 1999, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 17,400 shares of Common Stock at prices ranging from $0.83 to $2.63 with expiration dates ranging up to April 7, 2006; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and
(iii) unvested Restricted Stock Awards of 743,310 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

  During the three month period ended June 30, 1998, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 3,464,776 shares of Common Stock at prices ranging from $7.00 to $32.00 with expiration dates ranging up to March 3, 2008; (ii) warrants to purchase 727,500 shares of Common Stock with exercise prices ranging from $7.88 to $23.25 and with expiration dates ranging up to July 17, 2006, and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the three month period ended June 30, 1998, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 3,515,400 shares of Common Stock at prices ranging from $0.83 to $6.50 with expiration dates ranging up to May 5, 2008; (ii) warrants to purchase 95,000 shares of Common Stock with exercise prices ranging from $2.75 to $5.13 and with expiration dates ranging up to February 3, 2005; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and
(iv) unvested Restricted Stock Awards of 842,480 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

  During the nine month period ended June 30, 1999, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 7,145,841 shares of Common Stock at prices ranging from $3.56 to $20.13 with expiration dates ranging up to March 17, 2009; (ii) warrants to purchase 812,500 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006; and (iii)call options sold by the company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the nine month period ended June 30, 1999, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 22,400 shares of Common Stock at prices ranging from $0.83 to $3.13 with expiration dates ranging up to April 7, 2006; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and
(iii) unvested Restricted Stock Awards of 743,310 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

  During the nine month period ended June 30, 1998, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 2,027,603 shares of Common Stock at prices ranging from $9.50 to $32.00 with expiration dates ranging up to January 21, 2008; (ii) warrants to purchase 667,500 shares of Common Stock with exercise prices ranging from $10.00 to $23.25 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the nine month period ended June 30, 1998, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 4,952,573 shares of Common Stock at prices ranging from $0.83 to $8.75 with expiration dates ranging up to May 5, 2008; (ii) warrants to purchase 155,000 shares of Common Stock with exercise prices ranging from $2.75 to $9.00 and with expiration dates ranging up to February 3, 2005; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and
(iv) unvested Restricted Stock Awards of 842,480 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

  Certain of the securities listed above contain anti-dilution provisions.

C.  Comprehensive Income (Loss)
    ---------------------------

  Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income or loss and its components in a set of financial statements. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive earnings be reported on one of the following: a statement of income and comprehensive income or a statement of stockholders' equity. Components of comprehensive income or loss are net income or loss and all other nonowner changes in equity such as the change in the unrealized net gain on marketable securities. Presentation of comprehensive loss for earlier periods is provided for comparative purposes. Comprehensive loss for the fiscal reporting periods ended June 30, 1999 and 1998 is as follows:

                                         Three Months Ended June 30,    Nine Months Ended June 30,
                                        -----------------------------   ---------------------------
                                             1999            1998           1999           1998
                                             ----            ----           ----           ----
 Net loss                                $(9,600,000)   $(14,755,000)  $(31,919,000)   $(57,256,000)
 Change in unrealized net
   gain on marketable
   securities                                     --         (12,000)       (32,000)        (75,000)
                                         -----------    ------------   ------------    ------------
 Comprehensive loss                      $(9,600,000)   $(14,767,000)  $(31,951,000)   $(57,331,000)
                                         ===========    ============   ============    ============

D. Subsidiaries
   ------------

Progenitor:

  In December 1998, Progenitor announced its intention to implement an immediate cessation of operations due to insufficient funds to meet its obligations. Progenitor's market valuation had been substantially reduced and the Company could not viably sell any of its holdings of Progenitor securities. As a result, the Company's investment in Progenitor was reduced to zero as of September 30, 1998. Progenitor has sold, and is seeking to sell, certain of its assets which may yield cash distributions to the Company of up to an aggregate of approximately $600,000, depending upon resolution of outstanding Progentor liabilities, over the next several years. In addition, in exchange for the Company's interest in the developmental endothelial locus-1 gene, Progenitor assigned to the Company the right to receive certain future payments from Amgen under Progenitor's license to Amgen of the leptin receptor patents for human pharmaceutical uses. The Company cannot predict the amount of future payments, if any, which may be received from Amgen.

InterNutria:

  In September 1998, the Company adopted a plan to discontinue the operations of InterNutria. Accordingly, the net losses from InterNutria's operations for all periods prior to September 30, 1998 have been segregated from continuing operations and condensed and reported on a separate line in the statements of operations. InterNutria has licensed out its line of sports drinks for royalties on net sales of the products and continues to seek to sell its assets relating to PMS Escape/TM/. There can be no assurance these assets can be sold or that any sale will generate significant proceeds.

  The Company has reclassified its prior year statements of operations to reflect the operating results of InterNutria as a discontinued operation. Operating results of InterNutria, exclusive of interest on intercompany debt which was eliminated in consolidation, for the three and nine month periods ended June 30, 1998 are as follows:

                                         Three Months Ended   Nine Months Ended
                                            June 30, 1998       June 30, 1998
                                            -------------       -------------

     Revenues                                $   995,000        $  2,666,000
     Operating expenses                        4,669,000          17,705,000
                                             -----------        ------------
     Net loss from operations                 (3,674,000)        (15,039,000)
     Interest expense                                 --             (26,000)
                                             -----------        ------------
     Net loss                                $(3,674,000)       $(15,065,000)
                                             ===========        ============

E. Withdrawal of Redux/TM/, Legal Proceedings, and Related Contingencies

  On September 15, 1997, the Company and Wyeth-Ayerst Laboratories announced a market withdrawal of the weight loss medication Redux, which was launched in June 1996. In connection with the market withdrawal of Redux, the Company recorded as of September 30, 1997 certain charges aggregating approximately $10,800,000. Total expenses relating to the market withdrawal of Redux may exceed these amounts, which are estimates and do not include provisions for liability, if any, arising out of Redux-related litigation or other related costs.

  Interneuron is named, together with other pharmaceutical companies, as a defendant in approximately 1,187 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

  On September 25, 1998, the U.S. District Court for the Eastern District of Pennsylvania (the "District Court") preliminarily approved an Agreement of Compromise and Settlement (the "Settlement Agreement") between the Company and the Plaintiffs' Management Committee ("PMC") relating to the proposed settlement of all product liability litigation and claims against the Company relating to Redux. As part of the Settlement Agreement, the Company and the PMC entered into a royalty agreement (the "Royalty Agreement") relating to a portion of the payments proposed to be made to the settlement fund.


  On November 3, 1998, the District Court issued a stay halting all Redux product liability litigation against the Company, pending and future, in state courts, following the issuance of a similar stay halting Redux product liability litigation against the Company with federal courts on September 3, 1998. These stays will remain effective until further order of the District Court.

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

  The Settlement Agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made if the Settlement Agreement is approved by the District Court. These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made if the settlement becomes final.

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

    The Settlement Agreement will not become final until approved by the District Court and the time for filing appeals of the District Court's judgment approving the Settlement Agreement has elapsed without any appeals being filed or all appeals from the District Court's judgment approving the Settlement Agreement have been exhausted and no further appeal may be taken. In this case, in order to approve the settlement, the District Court must make a determination that the proposed settlement is fair and reasonable and meets each of the prerequisites for a class action generally, and for a "limited fund" class action in particular, all as required by the Federal Rules of Civil Procedure. Pursuant to these rules, notice of the proposed settlement was provided to potential class members in November 1998. Between February 25, 1999 and March 5, 1999, the District Court conducted a Fairness Hearing to determine whether the case is properly certifiable as a limited fund class action and, if so, whether the terms of the Settlement Agreement are fair and reasonable. At the Fairness Hearing, the District Court heard testimony from various witnesses, received documentary evidence, and heard oral arguments from the proponents and opponents of the settlement. The District Court has not yet rendered a decision.

  The Company may withdraw from the Settlement Agreement, or the Settlement Agreement may otherwise terminate, under any of the following conditions:
(i) final approval of the Settlement Agreement is not entered by the District Court; (ii) class certification and/or approval of the Settlement Agreement is overturned on appeal for any reason; (iii) pending and future litigation against the Company or any other party released by the Settlement Agreement ("Released Parties") is not permanently enjoined on the final approval date; (iv) the class action and all pending multi-district lawsuits against the Released Parties are not dismissed with prejudice on the final approval date; (v) an order is not entered by the District Court permanently barring contribution and indemnity claims by other defendants in the diet drug litigation; or (vi) Interneuron is unable to compel tender of its insurance proceeds.

  On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed actions against Les Laboratoires Servier ("Servier") and the Company in the District Court, pursuant to the federal interpleader statute. The insurers allege that both Servier and the Company have asserted claims against commercial excess insurance policies issued by the insurers to Interneuron with limits of $20,000,000, $5,000,000 in excess of $20,000,000, and $15,000,000 in excess of $25,000,000, respectively, a portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies into the registry of the District Court.

  On June 23, 1999, the United States Supreme Court issued its opinion in Ortiz
                                                                          -----
v. Fibreboard Corporation ("Ortiz"). The ruling in Ortiz may significantly
-------------------------
influence, or potentially result in the rejection of, the Settlement Agreement. However, although Ortiz involved an appeal from a mandatory, putative "limited fund" class action settlement, Ortiz was factually distinguishable in many respects from the Company's proposed settlement. While overturning the settlement in Ortiz, the Supreme Court identified certain guidelines that should be met for an action to be considered for certification as a limited fund class action. The Company has filed an additional brief with the District Court arguing that the Company's pending settlement meets the Ortiz guidelines. The Company cannot, however, predict whether the District Court will approve the Company's proposed settlement. Even if the settlement is approved by the District Court, opponents of the settlement may appeal the District Court's decision to the United States Court of Appeals for the Third Circuit.

  The Company will record initial charges to operations for the estimated fair value of the Company's obligations under the Settlement Agreement, exclusive of insurance proceeds, at such time as the Company can determine that it is probable that the conditions to final settlement have been or will be met.
This is expected to be subsequent to the District Court's decision regarding approval of the Settlement Agreement. The amount of the liability to be recognized in connection with these charges is likely to be significant and to materially adversely affect the Company's net worth. From the date the Company records the initial charge and related liability for the settlement and through the term of the Royalty Agreement, the Company may record additional charges to accrete the liability attributable to the royalty feature of the Royalty Agreement up to the amount of royalties the Company expects to pay pursuant to the Royalty Agreement over the time the Company expects to make such royalty payments. Payments to be made by the Company pursuant to the Settlement Agreement could have a material adverse effect on the results of operations and financial condition of the Company.

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

F. Subsequent Event
   ----------------

   General
   -------

  On July 15, 1999, the Company entered into agreements and transactions (the "CPEC Exchange Transactions") pursuant to which the Company acquired from its previously majority-owned subsidiary, Incara, a 65% interest in CPEC LLC. In exchange, Incara redeemed 4,229,381 of the 4,511,084 shares of Incara common stock previously owned by the Company (the "Redeemed Shares") and the Company cancelled a promissory note issued by Incara to the Company in a related transaction, as described below.

  CPEC LLC is a newly-formed Delaware limited liability company that is a successor to CPEC, Inc., a Nevada corporation. Immediately prior to the CPEC Exchange Transactions, the common stock of CPEC, Inc. was owned 19.9% by the Company and 80.1% by Incara. As a result of the CPEC Exchange Transactions, the limited liability company interests in CPEC LLC are owned 65% by the Company and 35% by Incara and the Company's percentage ownership of Incara's outstanding common stock has been reduced from approximately 61% to approximately 9%.

  CPEC has been engaged in developing bucindolol (known as BEXTRA (R)) for congestive heart failure and left ventricular dysfunction. In the United States, bucindolol was being tested in a 2,708 patient phase 3 clinical trial known as BEST (Beta-blocker Evaluation of Survival Trial) that is co-sponsored by the National Institutes of Health (the "NIH") and the Department of Veterans Affairs (the "VA"). In December 1996, CPEC and Incara entered into a Development, Manufacturing, Marketing and License Agreement (the "Knoll Agreement") licensing to BASF Pharma /Knoll AG ("Knoll") development and marketing rights to bucindolol outside the United States and Japan (the "Knoll Territory"). Knoll and Incara are currently sponsoring a 2000 patient clinical trial in Europe known as BEAT (Bucindolol Evaluation after Acute myocardial infarction Trial).

  The Board of Directors of CPEC LLC consists of three designees of the Company and two designees of Incara. Development of bucindolol will be supervised by a committee comprised of an equal number of designees from the Company and Incara. The development committee will be chaired by the Company and the Company will have final decision making authority on matters related to CPEC'S development of bucindolol.


  On July 29, 1999, CPEC received notification that BEST has been terminated at the recommendation of the BEST Data and Safety Monitoring Board, based upon the absence of significant survival advantage of treatment with bucindolol. Although CPEC has not been provided any data from BEST, according to the BEST Coordinating Center, the decision of the Data and Safety Montoring Board was based upon the totality of evidence available regarding beta-blocker treatment of heart failure from BEST and other randomized controlled trials. The BEST Coordinating Center stated that there was no significant survival advantage of treatment with bucindolol for the population as a whole. However, the results are not inconsistent with those of other studies of other beta blockers for congestive heart failure. It is expected that BEST investigators will treat patients comparable to those entered into such other studies as suggested by the results of those studies. The BEST Coordinating Center also advised BEST investigators to conduct the trial and follow patients in accordance with the study protocol at this time. CPEC intends to work with the NIH and VA to understand more fully the trial data. Pending receipt and analysis of BEST data, U.S. bucindolol development is on hold.

  The Company will reflect the CPEC Exchange Transactions in its consolidated financial statements as of July 15, 1999 by removing from them the consolidated financial statements of Incara and commencing consolidation of only CPEC LLC. Interneuron will use the purchase method of accounting for the acquisition of a majority and controlling interest in CPEC LLC and expects to incur a noncash charge of approximately $2,000,000 to $4,000,000 related to the CPEC Exchange Transactions in fiscal 1999.

   Agreements
   ----------

  The Company, CPEC LLC and Incara entered into an Amended and Restated Limited Liability Company Agreement ( the "LLC Agreement") governing the rights, powers, and obligations of the Company and Incara as the members of CPEC LLC. The LLC Agreement generally provides for the Company and Incara to fund and share development costs of bucindolol in the United States and Japan (the "CPEC Territory") and to share profits and losses of CPEC LLC in the same percentage as their respective ownership of CPEC LLC, subject to adjustment in certain circumstances. Both the Company and Incara will perform certain services on behalf of CPEC but will not generally be entitled to reimbursement of internal costs.

  CPEC and Incara entered into an Assignment and Assumption and License Agreement (the "Assignment and License") pursuant to which (i) CPEC assigned to Incara all its rights, and Incara assumed all of CPEC's liabilities, under the Knoll Agreement, except for the Company's 19.9% portion of CPEC's pre-CPEC Exchange Transactions liability to Knoll (approximately $250,000) and (ii) CPEC licensed to Incara development and marketing rights in the Knoll Territory, subject to the Knoll Agreement. In exchange, Incara agreed to pay CPEC a royalty based on net sales of bucindolol in the Knoll Territory and 65% of a milestone payment payable by Knoll if net sales in the Knoll Territory exceed a specified amount. Under the LLC Agreement, all payments received by CPEC under the Assignment and License will be distributed to the Company.

  Pursuant to the Exchange Agreement between the Company and Incara (the "Exchange Agreement"), the Company obtained 65% of the limited liability company interests in CPEC LLC in exchange for the redemption by Incara of the Redeemed Shares and cancellation by the Company of a note received by the Company from Incara for purchase of the Company's CPEC, Inc. common stock. The 281,703 shares of Incara common stock (the "Retained Shares") retained by the Company were in lieu of the shares of Incara common stock the Company would have been entitled to receive from Incara as the second installment of the merger consideration payable in August 1999 in connection with the May 1998 merger of Transcell Technologies, Inc. ("Transcell") into Incara (the "Transcell Merger"). The Exchange Agreement also provides for the Company to assume 45% of Incara's obligations under the acquisition agreement dated as of May 13, 1994 (the agreement under which Incara initially acquired CPEC) for Additional Purchase Price (as defined in that agreement) payable in Company Common Stock. The Company's maximum potential liability under this provision is approximately $1,700,000. The Exchange Agreement also provides for the Company and Incara to indemnify each other for certain liabilities relating to CPEC.

  The Company and Incara also entered into a registration rights agreement. Under this agreement, Incara granted the Company certain registration rights under the Securities Act of 1933 relating to the Retained Shares as well as other shares of Incara common stock the Company has the right to receive in the future, including those issuable in February 2000 as the third installment of the Transcell Merger consideration.

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations:
         ----------------------

  Statements in this Form 10-Q that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by the Company or its representatives include, without limitation, statements regarding the Redux-related litigation, including the proposed settlement of the Redux-related product liability litigation; the Company's ability to successfully develop, obtain regulatory approval for and commercialize any products, to enter into corporate collaborations or obtain required additional funds, and are based on a number of assumptions. The words "believe," "expect," "anticipate," "intend," "estimate" or other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, the Company's Form 10-K for its fiscal year ended September 30, 1998. These factors include, but are not limited to, risks relating to the Redux-related litigation, including the risk that the proposed settlement of the product liability litigation will not be finally approved; uncertainties relating to clinical trials, regulatory approval and commercialization of citicoline; need for additional funds and corporate partners; uncertainties relating to clinical trials, regulatory approval and commercialization of other products; substantial losses from operations and expected future losses; minimal revenues; product liability; dependence on third parties for manufacturing and marketing; competition; government regulation; contractual arrangements; patents and proprietary rights; dependence on key personnel; uncertainty regarding pharmaceutical pricing and reimbursement and other risks. The forward-looking statements represent the Company's judgment and expectations as of the date of this Report. The Company assumes no obligation to update any such forward-looking statements.

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

General

  Redux

     Proposed Settlement of Product Liability Litigation:

  Subsequent to the September 15, 1997 market withdrawal of Redux, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 1,187 legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

  On September 25, 1998, the U.S. District Court for the Eastern District of Pennsylvania (the "District Court") preliminarily approved an Agreement of Compromise and Settlement (the "Settlement Agreement") between the Company and the Plaintiffs' Management Committee ("PMC") relating to the proposed settlement of all product liability litigation and claims against the Company relating to Redux. As part of the Settlement Agreement, the Company and the PMC entered into a royalty agreement (the "Royalty Agreement") relating to a portion of the payments proposed to be made to the settlement fund.

  On November 3, 1998, the District Court issued a stay halting all Redux product liability litigation against the Company, pending and future, in state courts, following the issuance of a similar stay halting Redux product liability litigation against the Company in federal courts on September 3, 1998. These stays will remain effective until further order of the District Court.

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

  The Settlement Agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund.
The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made if the Settlement Agreement is approved by the District Court. These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made if the settlement becomes final.

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

  Conditions to Final Settlement: The settlement will not become final until approved by the District Court and the time for appeal of the District Court's judgment approving the Settlement Agreement has elapsed without any appeals being filed or all appeals from the District Court's judgment approving the Settlement Agreement have been exhausted and no further appeal may be taken.
In this case, in order to approve the settlement, the District Court must make a determination that the proposed settlement is fair and reasonable and meets each of the prerequisites for a class action generally, and for a "limited fund" class action in particular, all as required by the Federal Rules of Civil Procedure. Pursuant to these rules, notice of the proposed settlement was provided to potential class members in November 1998. Between February 25, 1999 and March 5, 1999, the District Court conducted a Fairness Hearing to determine whether the case is properly certifiable as a limited fund class action and, if so, whether the terms of the Settlement Agreement are fair and reasonable.
At the hearing, the District Court heard testimony from various witnesses, received documentary evidence, and heard oral arguments from the proponents and opponents of the settlement. The Court has not yet rendered a decision.

  The Company may withdraw from the Settlement Agreement, or the Settlement Agreement may otherwise terminate, under any of the following conditions:
(i) final approval of the Settlement Agreement is not entered by the District Court; (ii) class certification and/or approval of the Settlement Agreement is overturned on appeal for any reason; (iii) pending and future litigation against the Company or any other party released by the Settlement Agreement ("Released Parties") is not permanently enjoined on the final approval date; (iv) the class action and all pending multi-district lawsuits against the Released Parties are not dismissed with prejudice on the final approval date; (v) an order is not entered by the District Court permanently barring contribution and indemnity claims by other defendants in the diet drug litigation; or (vi) Interneuron is unable to compel tender of its insurance proceeds.

  On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed actions against Les Laboratoires Servier ("Servier") and the Company in the District Court, pursuant to the federal interpleader statute. The insurers allege that both Servier and the Company have asserted claims against commercial excess insurance policies issued by the insurers to Interneuron with limits of $20,000,000, $5,000,000 in excess of $20,000,000, and $15,000,000 in excess of $25,000,000, respectively, a portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies into the registry of the District Court.

  On June 23, 1999, the United States Supreme Court issued its opinion in Ortiz
                                                                          -----
v. Fibreboard Corporation ("Ortiz"). The ruling in Ortiz may significantly
-------------------------
influence, or potentially result in the rejection of, the Settlement Agreement. However, although Ortiz involved an appeal from a mandatory, putative "limited fund" class action settlement, Ortiz was factually distinguishable in many respects from the Company's proposed settlement. While overturning the settlement in Ortiz, the Supreme Court identified certain guidelines that should be met for an action to be considered for certification as a limited fund class action. The Company has filed an additional brief with the District Court arguing that the Company's pending settlement meets the Ortiz guidelines. The Company cannot, however, predict whether the District Court will approve the Company's proposed settlement. Even if the settlement is approved by the District Court, opponents of the settlement may appeal the District Court's decision, to the United States Court of Appeals for the Third Circuit.

  Future Charges to Operations: The Company will record initial charges to operations for the estimated fair value of the Company's obligations under the Settlement Agreement, exclusive of insurance proceeds, at such time as the Company can determine that it is probable that the conditions to final settlement have been or will be met. This is expected to be subsequent to the Court's decision regarding approval of the Settlement Agreement. The amount of the liability to be recognized in connection with these charges is likely to be significant and to materially adversely affect the Company's net worth. From the date the Company records the initial charge and related liability for the settlement and through the term of the Royalty Agreement, the Company may record additional charges to accrete the liability attributable to the royalty feature of the Royalty Agreement up to the amount of royalties the Company expects to pay pursuant to the Royalty Agreement over the time the Company expects to make such royalty payments. Payments to be made by the Company pursuant to the Settlement Agreement could have a material adverse effect on the results of operations and financial condition of the Company.

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

  General:

  Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to devote significant management time and resources to these legal actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire or obtain rights to additional products, to enter into corporate partnerships, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business and financial condition.

  Citicoline

  In June 1998, the Company initiated an approximately 900-person Phase 3 clinical trial which will compare the change in neurological function at 12 weeks following ischemic stroke of citicoline-treated patients with that of patients who received placebo. Patients are being treated with 2000 milligrams of citicoline or placebo daily for six weeks with a six week follow-up period. It is anticipated that this clinical trial will be completed in late 1999.
The 2000 milligram dose level is higher than the dose used in the Company's two most recent citicoline clinical trials but was used in the Company's first Phase 3 trial in which patients treated with this dose achieved the primary endpoint of improved neurological function. Depending upon the evaluation of the results from this trial, the Company will determine whether to re-submit the New Drug Application ("NDA") for citicoline to the FDA. Even if the Company does re-submit the NDA, as to which there is no assurance, the Company is unable to predict whether or when the FDA would grant authorization to market citicoline in the U.S. Upon resubmission of the NDA, a new FDA review period would commence.

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

  As of June 30, 1999, the remaining expenditures of all currently planned clinical trials and related studies and NDA preparation for citicoline are estimated, based upon current trial protocols, to aggregate approximately $19,000,000. The Company is unable to predict the costs of any related or additional clinical studies which will depend upon the results of the on-going trial and upon FDA requirements. As a result of the Company's withdrawal of its citicoline NDA, the related additional time and expense for product development, and the Company's limited cash resources, the Company is evaluating its commercialization strategy for citicoline. The Company requires additional funds for manufacturing, distribution, marketing and selling efforts, the amount of which will depend upon whether the Company markets citicoline itself or enters into a corporate collaboration and the terms of any such collaboration.
The Company has no commitments or arrangements to obtain additional funds or collaborations relating to citicoline and there can be no assurance such funds or collaborations can be obtained on terms favorable to the Company or at all.

  The Company licensed in fiscal 1993 from Ferrer Internacional, S.A. ("Ferrer"), a Spanish pharmaceutical company, certain patent and know-how rights in the United States and Canada relating to the use of citicoline in exchange for a royalty equal to 6% of the Company's net sales of citicoline. In June 1998, the Company amended its agreement with Ferrer to extend to January 31, 2002 the date upon which Ferrer may terminate the citicoline license agreement if FDA approval of citicoline is not obtained. The agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons
beyond the Company's control.   In fiscal 1999, the Company was  issued three
citicoline-related patents for several claims including reduction of cerebral infarct size, effective dose regimens, combination therapies with other products and the treatment of head trauma.

  The Company will be dependent upon third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing in accordance with the Company's requirements and current U.S. Good Manufacturing Practices ("cGMP") regulations as well as third party arrangements for the distribution of citicoline. Supplies of citicoline finished product used for clinical purposes have been and are produced on a contract basis by third party manufacturers.
The Company does not have an agreement with a manufacturer for supply of commercial quantities of finished product and there can be no assurance such agreement can be obtained on terms favorable to the Company or at all, which could adversely affect the Company's ability to commercialize citicoline on a timely and cost-effective basis. The Company's agreement with Ferrer requires the Company to purchase from Ferrer citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. In the event that such conditions permit the Company to purchase bulk compound from a third party , the Company has entered into an agreement with a manufacturer to supply citicoline bulk compound for commercial purposes. Any citicoline manufacturing facilities are subject to FDA inspection both before and after FDA approval to determine compliance with cGMP requirements. There can be no assurance the Company can or will establish on a timely basis, or maintain, manufacturing capabilities of finished product required to obtain regulatory approval or that any facilities used to produce citicoline bulk compound or finished product will have complied, or will be able to maintain compliance, with cGMP or that such suppliers will be able to meet manufacturing requirements on a timely basis or at all.

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

  In August 1998, the Company announced results of its phase 2/3 trial involving 277 patients showing that treatment with pagoclone statistically significantly reduced the frequency of panic attacks among patients suffering from panic disorder. In addition, pagoclone was well-tolerated by these patients, with no evidence of sedation and no apparent withdrawal syndromes in this study, which included a tapering-off period. The Company designates a trial as phase 2/3 if it is a well-controlled trial which the Company may utilize, depending upon results, as either a pivotal or supporting trial in an NDA submission. Based on the results of this trial, Interneuron believes it has identified an optimal dose of pagoclone for phase 3 clinical testing. The Company estimates the total costs of currently anticipated clinical development and NDA preparation relating to pagoclone for panic disorder, including license fees to Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR"), to be approximately $43,000,000, which if all of such activities are undertaken, may be incurred over approximately three years. The Company licensed from RPR exclusive worldwide rights to pagoclone, in exchange for licensing, milestone and royalty payments to RPR.

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

  BEXTRA/(R)/

  As a result of, and pursuant to, the CPEC Exchange Transactions (see Note F of Notes to Unaudited Consolidated Financial Statements), through CPEC, its 65% owned subsidiary, the Company intended to develop BEXTRA (bucindolol) as a drug to treat congestive heart failure. On July 29, 1999, CPEC received notification that BEST has been terminated at the recommendation of the BEST Data and Safety Monitoring Board, based upon the absence of significant survival advantage of treatment with bucindolol. Although CPEC has not been provided any data from BEST, according to the BEST Coordinating Center, the decision of the Data and Safety Montoring Board was based upon the totality of evidence available regarding beta-blocker treatment of heart failure from BEST and other randomized controlled trials. The BEST Coordinating Center stated that there was no significant survival advantage of treatment with bucindolol for the population as a whole. However, the results are not inconsistent with those of other studies of other beta blockers for congestive heart failure. It is expected that BEST investigators will treat patients comparable to those entered into such other studies as suggested by the results of those studies. The BEST Coordinating Center also advised BEST investigators to conduct the trial and follow patients in accordance with the study protocol at this time. CPEC intends to work with the NIH and VA to understand more fully the trial data. Pending receipt and analysis of BEST data, U.S. bucindolol development is on hold. See "Subsidiaries".

Results of Operations

  Revenues, consisting primarily of contract and license fee revenue, decreased $498,000, or 71%, to $199,000 in the three month period ended June 30, 1999 from $697,000 in the three month period ended March 31, 1998 and decreased $925,000, or 46%, to $1,099,000 in the nine month period ended June 30, 1999 from $2,024,000 in the nine month period ended June 30, 1998. The decreases in contract and license fee revenue were primarily the result of the absence in the fiscal 1999 periods of revenue generated by Incara from Astra Merck, Inc. ("Astra Merck") due to the termination of the Development and Marketing Collaboration and License Agreement between Astra Merck, Incara and CPEC, Inc. (the "Astra Merck Collaboration") in September 1998 and decreased revenue from Merck & Co., Inc. related to product development at Incara Research
Laboratories ("IRL"), formerly conducted by Transcell. In the nine month period ended June 30, 1999, the decreases were partially offset by a milestone payment received by the Company from Eli Lilly and Company ("Lilly") relating to the development of Lilly's drug, Prozac(R) for the treatment of premenstrual syndrome.

  Research and development expense decreased $62,000, or 1%, to $8,891,000 in the three month period ended June 30, 1999 from $8,953,000 in the three month period ended June 30, 1998 and increased $2,631,000, or 9%, to $31,590,000 in the nine month period ended June 30, 1999 from $28,959,000 in the nine month period ended June 30, 1998. Research and development expense at Interneuron decreased in the fiscal 1999 three and nine month periods due to the absence of expense in fiscal 1999 for a fiscal 1998 Redux-related echocardiogram study and the phase 2/3 pagoclone study and reduced noncash compensation expense related to the Company's 1997 Equity Incentive Plan, partially offset by increased expenses related to the 900-person phase 3 citicoline clinical trial which commenced in June 1998. Incara's expenses decreased in the fiscal 1999 three month period due to the incurrence in the fiscal 1998 three month period of non-recurring expense related to Incara's May 1998 acquisition of IRL partially offset by increased expense in the fiscal 1999 three month period due to continuing U.S. bucindolol development costs previously assumed by Astra Merck and Incara's contractual share of European bucindolol development costs incurred by BASF Pharma/Knoll AG ("Knoll"), Incara's collaborative partner. Incara's expenses increased in the fiscal 1999 nine month period due to continuing U.S. bucindolol development costs previously assumed by Astra Merck and Incara's contractual share of European bucindolol development costs incurred by Knoll and increased expenses associated with the carbohydrate chemistry program of IRL, partially offset by the absence in the fiscal 1999 nine month period of non-recurring expense related to Incara's May 1998 acquisition of IRL. In March 1999, Incara reduced its headcount at IRL by approximately 50% as part of an overall assessment of Incara's research and development expenses in view of its limited cash resources and increased expenses after termination of the Astra Merck Collaboration.

  Selling, general and administrative expense decreased $1,685,000, or 36%, to $3,024,000 in the three month period ended June 30, 1999 from $4,709,000 in the three month period ended June 30, 1998 and decreased $9,923,000, or 51%, to $9,633,000 in the nine month period ended June 30, 1999 from $19,556,000 in the nine month period ended June 30, 1998. These decreases resulted primarily from reduced noncash compensation expense related to the Company's 1997 Equity Incentive Plan, the absence of citicoline pre-marketing expenses that were incurred in fiscal 1998, the absence of costs of the Company's sales force resulting from its May 1998 dismissal, and Incara's elimination of duplicative Transcell-related administrative expenses subsequent to the Transcell Merger. The fiscal 1999 periods include costs for the Company's launch of its AnatoMark head reference system. The Company does not expect to generate profits from AnatoMark in the near future.

  Investment income, net, decreased $681,000, or 56%, to $528,000 in the three month period ended June 30, 1999 from $1,209,000 in the three month period ended June 30, 1998 and decreased $2,611,000, or 58%, to $1,861,000 in the nine month period ended June 30, 1999 from $4,472,000 in the nine month period ended June 30, 1998 primarily due to lower balances of cash and marketable securities resulting from funds used in Company operations.

  There was no provision for equity in net loss of unconsolidated subsidiary, Progenitor, in the three and nine month periods ended June 30, 1999, compared to provisions of $1,002,000 and $2,873,000 in the three and nine month periods ended June 30, 1998, respectively, as the Company wrote down to zero its investment in Progenitor as of September 30, 1998 as a result of Progenitor's December 1998 decision to cease operations. See Note D of Notes to Unaudited Consolidated Financial Statements.

  Minority interest decreased by $89,000, or 5%, to $1,588,000 in the three month period ended June 30, 1999 from $1,677,000 in the three month period ended March 31, 1998 and increased $3,143,000, or 98%, to $6,344,000 in the nine month period ended June 30, 1999 from $3,201,000 in the nine month period ended
June 30, 1998. The increase in the nine month period is due to an increased net loss at Incara and because there is a larger percentage of minority stockholders at Incara than there was at Transcell to whom to allocate the loss generated by IRL.

  Due to the Company's September 1998 decision to discontinue the operations of InterNutria and reflect InterNutria as a discontinued operation in the Company's statements of operations, no net loss was reflected in the three and nine month periods ended June 30, 1999 relating to InterNutria compared to net losses of $3,674,000 and $15,065,000 in the three and nine month periods ended June 30, 1998, respectively. InterNutria losses resulted primarily from the expenses of the national launch of PMS Escape exceeding the revenue from sales of PMS Escape. See Note D of Notes to Unaudited Consolidated Financial Statements.

  For the reasons described above, net loss decreased $5,155,000 or 35%, to $9,600,000 in the three month period ended June 30, 1999 from $14,755,000 in the three month period ended June 30, 1998 and decreased $25,337,000, or 44%, to $31,919,000 in the nine month period ended June 30, 1999 from $57,256,000 in the nine month period ended June 30, 1998.

   Liquidity and Capital Resources

   Cash, Cash Equivalents and Marketable Securities

  At June 30, 1999, the Company had consolidated cash, cash equivalents and marketable securities aggregating $36,279,000 (of which approximately $8,093,000 was held by Incara and is not available to Interneuron) compared to $72,032,000 at September 30, 1998. This decrease is primarily due to approximately $35,098,000 used to fund operations in the nine month period ended June 30, 1999 (of which approximately $15,000,000 related to Incara ). Because the Company will no longer consolidate Incara but will instead consolidate only CPEC, cash, cash equivalents and marketable securities will decrease on a consolidated basis.

  The Company believes it has sufficient cash for currently planned expenditures through October 1999, based on certain assumptions relating to operations and other factors, and through October 1999 if the Settlement Agreement becomes final before that time, which would cause the third installment payment to be deposited into the settlement fund. The Company believes finalization of the Settlement Agreement would facilitate its fund raising efforts. The Company will require additional funds after such times and intends to seek additional funds or corporate collaborations to pursue development and commercialization of its products and meet its commitments. The Company requires additional funds for the development and commercialization of citicoline, pagoclone, and its other products under development, as well as any new products acquired in the future. The Company has no commitments or arrangements to obtain such funds. If such funds or corporate collaborations are not available, the Company will be required to delay product development and regulatory efforts. As a result of the uncertainties and costs associated with the Redux-related litigation, including the risk that the proposed settlement of the Redux product liability litigation does not become final, market conditions and other factors generally affecting the Company's ability to raise capital, there can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements or that any financing will be available on terms favorable or acceptable to the Company.

   Product Development

  The Company expects to continue expending substantial amounts for the development of citicoline as described above and for its other products. Because the Company does not have sufficient capital resources to fund significant further development of any products other than citicoline, it is seeking a corporate collaboration to provide for future pagoclone development and marketing costs, including Phase 3 clinical studies. In addition, in the event CPEC determines to proceed with BEXTRA development, the Company would require additional funds to fund its obligations to CPEC. Although the Company is engaged in discussions with respect to certain corporate collaborations relating to pagoclone, there can be no assurance any agreements will be obtained.

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

   Analysis of Cash Flows
   ----------------------

  Cash used by operating activities during the nine months ended June 30, 1999 of $35,098,000 consisted primarily of a net loss of $31,919,000.

  Cash provided by investing activities of $29,841,000 during the nine months ended June 30, 1999 consisted of net proceeds from maturities and sales of marketable securities of $30,125,000 less purchases of property and equipment of $284,000.

  Other
  -----

    Year 2000 Issue:

         General

    The Year 2000 issue is the result of the failure of hardware or software components to properly handle dates which occur on or after January 1, 2000 including leap years, the failure to properly handle all manipulations of time related information and the failure to store century information in a non-ambiguous format (i.e., storing years with 2 digits rather than 4 digits). These failures could result in system failure or miscalculations causing disruptions in processing transactions or creating incorrect data used in the operations of the business.

    As a result of the CPEC Exchange Transactions, Incara is no longer a consolidated subsidiary of Interneuron. Accordingly , Incara's Year 2000 Issue is no longer relevant to the Company for financial reporting purposes. However, in the event, upon receipt of BEST data, CPEC determines to proceed with U.S. bucindolol development, due to Incara's continuing role as a provider of BEXTRA development services to CPEC LLC and maintainer of significant databases relating to BEXTRA, Incara's Year 2000 readiness is pertinent to the Company. To this extent, Interneuron and Incara are collaborating to ascertain Incara's Year 2000 compliance as deemed necessary. All references below to Incara's systems and Year 2000 Issue are relative only to Incara's non-financial systems. The Company does not believe it has a risk of loss of significant revenues due to the Year 2000 issue because no pharmaceutical products will have attained FDA approval prior to the year 2000 and because the Company currently anticipates marketing and sales fulfillment to be conducted by a licensee. A factor in the selection of potential licensees will be their ability to demonstrate Year 2000 compliance.

         Systems Assessment

  Interneuron's, CPEC LLC's and Incara's internal systems are similar and comprised primarily of purchased or leased software. None of the companies develops or maintains any significant proprietary software or hardware systems. Interneuron and Incara utilize numerous operationally-related non-IT systems. These include telephone systems, pagers, and security alarm systems.


  Also, Interneuron, CPEC LLC and Incara subcontract a substantial portion of their research and development activities to external vendors, including contract research organizations, and rely on the systems of these vendors for data and information that may be date sensitive. To the extent that the systems of these subcontractors produce incorrect information or cause incorrect interpretation of the information that they produce, Interneuron, CPEC LLC and Incara are at risk for making invalid conclusions about the nature, efficacy, or safety of their products or technologies which could lead to abandoning potentially lucrative products or technologies or invalidly continuing development and pursuing FDA approval of others.

  Interneuron, CPEC LLC and Incara are ascertaining Year 2000 compliance of their primary internal software systems, operationally-related systems, equipment with embedded microprocessors, and subcontractors through vendor inquiry and obtaining written assertions of Year 2000 compliance from each. Interneuron has obtained letters from its primary internal software vendors and certain subcontractors that purport their current belief of Year 2000 compliance and generally indicate continued efforts to assess Year 2000 issues. During 1999, the Company will continue and complete its review of all significant above-noted vendors and seek to obtain letters of Year 2000 compliance. If such letters cannot be obtained on a timely basis, Interneuron, CPEC LLC and Incara will assess the potential risks in each instance and determine the appropriate actions. Such action may include the replacement of software, equipment, or the subcontractor. Interneuron, CPEC LLC and Incara will continue during 1999 to monitor vendors and subcontractors who have provided letters of Year 2000 compliance for any notices or information that contradict earlier assertions of Year 2000 compliance.

    Costs and Contingencies

  To date, Interneuron, CPEC LLC and Incara have expended only internal costs to assess the Year 2000 issue. Letters of Year 2000 compliance from internal software providers tend to indicate Interneuron and CPEC LLC will not be exposed to any material amounts for replacements of such systems, however there can be no assurance of this. Also, it is not yet possible to ascertain if any expenditure will be required to replace systems, subcontractors or the work performed by such subcontractor. While vendor assurances and internal testing are useful in assessing Year 2000 issues, neither can provide absolute assurance that no Year 2000 problems will or can occur. During 1999, Interneuron, CPEC LLC and Incara will continue to refine their plans in an attempt to assure the Year 2000 issue will not materially adversely affect their business operations or financial condition.

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

    Subsidiaries

  Interneuron had funded the operations of InterNutria through September 30, 1998, at which time the Company adopted a plan to discontinue the operations of InterNutria. Loss from the discontinued operations of InterNutria represented approximately 25% and 26% of the Company's consolidated net loss in the three
and nine month periods ended June 30, 1998, respectively.   Interneuron had also
funded Transcell until May 8, 1998, the effectiveness of the Transcell Merger. Since the Transcell Merger, the operations previously conducted by Transcell have been conducted as a division of Incara known as IRL. Accordingly, through June 30, 1999, such operations have continued to be reflected in the Company's consolidated financial statements.

    Incara and CPEC:

  On July 15, 1999, the Company entered into CPEC Exchange Transactions pursuant to which the Company acquired from its previously majority-owned subsidiary, Incara, a 65% interest in CPEC LLC. In exchange, Incara redeemed 4,229,381 of the 4,511,084 shares of Incara common stock previously owned by the Company (the "Redeemed Shares") and the Company cancelled a promissory note issued by Incara to the Company in a related transaction. See Note F of Notes to Unaudited Consolidated Financial Statements.

  As a result of the CPEC Exchange Transactions, subsequent to July 15, 1999 the Company will no longer consolidate Incara but will instead consolidate only CPEC. Consolidated net losses from Incara, net of allocation to minority interest and including IRL in fiscal 1999 and 1998 and Transcell in fiscal 1998, was approximately $2,600,000, or 26%, of consolidated net loss in the three month period ended June 30, 1999 and approximately $10,100,000, or 32%, of consolidated net loss in the nine month period ended June 30, 1999. Given the indeterminate status of bucindolol developments, it is not possible to predict the impact of CPEC LLC on the results of operations of the Company, but it is expected that losses from CPEC in the near future will be less than the historical losses from Incara.

  Subsequent to the announcement of the communication from the Data Safety Monitoring Board's notification to CPEC of its decision regarding BEST, the market value of Incara's common stock signficantly declined. To the extent such decline is deemed permanent, the Company may incur additional charges in future periods relating to its investment in Incara.

    Progenitor:

  In December 1998, Progenitor announced its intention to implement an immediate cessation of operations due to insufficient funds to meet its obligations. Progenitor's market valuation had been substantially reduced and the Company could not viably sell any of its holdings of Progenitor securities. As a result, the Company's investment in Progenitor was reduced to zero as of September 30, 1998. Progenitor has sold and is seeking to sell certain of its assets which may yield cash distributions to the Company of up to an aggregate of approximately $600,000, depending upon resolution of outstanding Progenitor liabilities, over the next several years. In addition, in exchange for the Company's interest in the developmental endothelial locus-1 gene, Progenitor assigned to the Company the right to receive certain future payments from Amgen under Progenitor's license to Amgen of the leptin receptor patents for human pharmaceutical uses. The Company cannot predict the amount of future payments, if any, which may be received from Amgen.

  General

  The Company's business strategy includes evaluation of various technologies, product or company acquisitions, licensing and/or financing opportunities and Interneuron engages from time to time in discussions relating to such opportunities. Interneuron requires additional cash to fund operations and commitments after fiscal 1999 and intends to seek additional financings and corporate collaborations during fiscal 1999. Any Interneuron initiatives may involve the issuance of securities of Interneuron, which would dilute existing stockholders, and/or financial commitments for licensing fees and/or to fund product development, or debt financing, any of which may adversely affect the Company's consolidated financial condition or results of operations. The Company's in-licensing agreements generally require the Company to undertake general or specific development efforts or risk the loss of the license and/or incur penalties.

  PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings
            -----------------

   Product Liability Litigation

  The Company has been named, together with other pharmaceutical companies, as a defendant in approximately 1,187 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiff's allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen-phen"), causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

  Proposed Settlement of Product Liability Litigation: On September 25, 1998, the U.S. District Court for the Eastern District of Pennsylvania (the "District Court") preliminarily approved an Agreement of Compromise and Settlement (the "Settlement Agreement") between Interneuron and the Plaintiffs' Management Committee, consisting of attorneys designated by the District Court to represent plaintiffs in the multi-district litigation relating to Redux, relating to the settlement of all product liability litigation and claims against the Company related to Redux. The District Court also conditionally certified a limited fund class action. The District Court order followed a letter of understanding outlining terms of the settlement announced on September 3, 1998 and execution of the formal settlement agreement between the Company and the Plaintiffs' Management Committee.

  On November 3, 1998, the District Court issued a stay halting all product liability litigation, pending and future, in state courts against the Company related to Redux. This followed the issuance of a similar stay halting Redux product liability litigation in federal courts on September 3, 1998. These stays will remain effective until further order of the District Court.

  The limited fund class action established by this settlement includes all persons in the United States who used Redux, and certain other persons such as their family members, who would be bound by the terms of the settlement. Membership in the class is mandatory for all persons included within the class definition. Under the terms of the proposed settlement, class members asserting claims against Interneuron will be required to seek compensation only from the settlement fund and their lawsuits against Interneuron will be dismissed. By agreeing to the proposed settlement, Interneuron does not admit liability to any plaintiffs or claimants. Under the Settlement Agreement, the released parties include, among other parties, Interneuron, Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") (except for claims arising from defects in the manufacture or packaging of Redux) and their respective affiliates and stockholders (in their capacity as stockholders).

  Summary of Settlement Agreement: The settlement agreement requires Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. The first installment of $2,000,000 was deposited into the settlement fund in September 1998. A second installment of $3,000,000 is to be made if the settlement agreement is approved by the District Court. These installments, less certain expenses, will be returned to Interneuron if the settlement does not become final. A third installment of $10,000,000, plus interest, is to be made if the settlement becomes final.

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

  Conditions to Final Settlement: The settlement will not become final until approved by the District Court and the time for filing appeals has passed or all appeals have been exhausted. In this case, in order to approve the settlement, the District Court must make a determination that the proposed settlement is fair and reasonable and meets each of the prerequisites for a class action generally, and for a "limited fund" class action in particular, all as required
by the Federal Rules of Civil Procedure.   Pursuant to these rules, notice of
the proposed settlement was provided to potential class members in November 1998. Between February 25, 1999 and March 5, 1999, the District Court conducted a Fairness Hearing to determine whether the case is properly certifiable as a limited fund class action and, if so, whether the terms of the Settlement Agreement are fair and reasonable. At the hearing, the District Court heard testimony from various witnesses, received documentary evidence, and heard oral arguments from the proponents and opponents of the settlement.
The District Court has not yet rendered a decision.

  The Company may withdraw from the Settlement Agreement, or the Settlement Agreement may otherwise terminate, under any of the following conditions:
(i) final approval of the Settlement Agreement is not entered by the District Court; (ii) class certification and/or approval of the Settlement Agreement is overturned on appeal for any reason; (iii) pending and future litigation against the Company or any other party released by the Settlement Agreement ("Released Parties") is not permanently enjoined on the final approval date; (iv) the class action and all pending multi-district lawsuits against the Released Parties are not dismissed with prejudice on the final approval date; (v) an order is not entered by the District Court permanently barring contribution and indemnity claims by other defendants in the diet drug litigation; and (vi) Interneuron is unable to compel tender of its insurance proceeds.

  On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed actions against Les Laboratoires Servier ("Servier") and the Company in the District Court, pursuant to the federal interpleader statute. The insurers allege that both Servier and the Company have asserted claims against commercial excess insurance policies issued by the insurers to Interneuron with limits of $20,000,000, $5,000,000 in excess of $20,000,000, and $15,000,000 in excess of $25,000,000, respectively, a portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to limits of their policies into the registry of the District Court.

  On June 23, 1999, the United States Supreme Court issued its opinion in Ortiz
v. Fibreboard Corporation ("Ortiz"). The ruling in Ortiz may significantly influence, or potentially result in the rejection of, the Settlement Agreement. However, although Ortiz involved an appeal from a mandatory, putative "limited fund" class action settlement, Ortiz was factually distinguishable in many respects from the Company's proposed settlement. While overturning the settlement in Ortiz, the Supreme Court identified certain guidelines that should be met for an action to be considered for certification as a limited fund class action. The Company has filed an additional brief with the District Court arguing that the Company's pending settlement meets the Ortiz guidelines.
The Company cannot, however, predict whether the District Court will approve the Company's proposed settlement. Even if the settlement is approved by the District Court, opponents of the settlement may appeal the District Court's opinion to the United States Court of Appeals for the Third Circuit.

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

  On January 23, 1998, the District Court entered an order consolidating all of these actions for pretrial purposes. The plaintiffs subsequently filed a First Amended And Consolidated Class Action Complaint [Corrected Version] (the "Complaint") containing substantially similar substantive allegations against the Company, one current officer and director and one current director and alleging a class period of December 16, 1996 through September 15, 1997. The Complaint does not specify the amount of alleged damages plaintiffs seek to recover. On May 11, 1998, the defendants moved to dismiss the Complaint. On August 14, 1998, the Company received notice that the defendants' motion to dismiss was denied.

  On June 3, 1999, the District Court issued an Order dismissing plaintiffs' motion for class certification. Under the District Court's prior scheduling Order, discovery related to the merits is to be completed by August 27, 1999. Expert discovery and dispositive motions briefing is scheduled to occur in late 1999 through early 2000. A case management conference with the District Court is scheduled for late October 1999. Trial is scheduled for April 2000. The Company is vigorously pursuing its defenses to these actions.

   General

  Under certain circumstances, the Company may be required to indemnify Servier, Boehringer and American Home Products Corp. ("AHP"), and the Company may be entitled to indemnification by AHP, against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company.

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


  Item 2.  Changes in Securities and Use of Proceeds
           -----------------------------------------

   In April 1999, the Company issued 11,690 shares of Common Stock to the holder of the Company's Series B and C Preferred Stock in payment of dividends on such Preferred Stock.

  Item 5.  Other Information
           -----------------

   On July 29, 1999, the Company received and accepted the resignation of Richard J. Wurtman, M.D. as a director of the Company, effective as of that date. Dr. Wurtman's consulting agreement with the Company will terminate November 1, 1999.

   On July 29, 1999, CPEC received notification that the BEST (Beta-blocker Evaluation of Survival Trial) trial of BEXTRA has been terminated at the recommendation of the BEST Data and Safety Monitoring Board, based upon the absence of significant survival advantage of treatment with bucindolol. Although CPEC has not been provided any data from BEST, according to the BEST Coordinating Center, the decision of the Data and Safety Monitoring Board was based upon the totality of evidence available regarding beta-blocker treatment of heart failure from BEST and other randomized controlled trials. There was no significant survival advantage of treatment with bucindolol for the population as a whole. However, the results are not inconsistent with those of other studies of other beta blockers for congestive heart failure. It is expected that BEST investigators will treat patients comparable to those entered into such other studies as suggested by the results of those studies. The BEST Coordinating Center also advised BEST investigators to conduct the trial and follow patients in accordance with the study protocol at this time. CPEC intends to work closely with the NIH and VA to understand more fully the trial data. Pending receipt and analysis of BEST data, U.S. bucindolol development is on hold.

  Item 6.  Exhibits and Reports on Form 8-K
           ---------------------------------

  (a)  Exhibits

              10.111- Extention of Term and Supplemental Agreement made as of
                      July 7,1999 by and between Interneuron Pharmaceuticals, Inc., and J. Howard & Associates

              10.112- Consent to Sublease dated as of July 9, 1999 by and between Interneuron Pharmaceuticals, Inc., and J. Howard & Associates and Ledgemont Realty Trust.

              27    - Financial Data Schedule

  (b)  Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the three month period ended June 30, 1999. On July 29, 1999, the Company filed a report on Form 8-K under Item 2. reporting the CPEC Exchange Transactions.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERNEURON PHARMACEUTICALS, INC.

Date: August 3, 1999             By: /s/ Glenn L. Cooper
                                     -------------------------------------------
                                     Glenn L. Cooper, M.D., President
                                     and Chief Executive Officer
                                     (Principal Executive Officer)


Date: August 3, 1999             By: /s/ Michael W. Rogers
                                     -------------------------------------------
                                     Michael W. Rogers, Executive Vice
                                     President, Chief Financial Officer, and
                                     Treasurer (Principal Financial Officer)


Date: August 3, 1999             By: /s/ Dale Ritter
                                     -------------------------------------------
                                     Dale Ritter, Senior Vice President, Finance
                                     (Principal Accounting Officer)