Form 10-Q/A
period 1999-06-30
INTERNEURON PHARMACEUTICALS INC
filed 1999-08-04
CIK 854222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                _______________

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

Part I. FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations:
         ----------------------

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

  The Company believes it has sufficient cash for currently planned expenditures through December 1999, based on certain assumptions relating to operations and other factors, and through October 1999 if the Settlement Agreement becomes final before that time, which would cause the third installment payment to be deposited into the settlement fund. The Company believes finalization of the Settlement Agreement would facilitate its fund raising efforts. The Company requires additional funds and intends to seek additional funds or corporate collaborations to pursue development and commercialization of its products and meet its commitments. The Company requires additional funds for the development and commercialization of citicoline, pagoclone, and its other products under development, as well as any new products acquired in the future. The Company has no commitments or arrangements to obtain such funds. If such funds or corporate collaborations are not available, the Company will be required to delay product development and regulatory efforts. As a result of the uncertainties and costs associated with the Redux-related litigation, including the risk that the proposed settlement of the Redux product liability litigation does not become final, market conditions and other factors generally affecting the Company's ability to raise capital, there can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements or that any financing will be available on terms favorable or acceptable to the Company.

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

    Incara and CPEC:

  On July 15, 1999, the Company entered into the CPEC Exchange Transactions pursuant to which the Company acquired from its previously majority-owned subsidiary, Incara, a 65% interest in CPEC LLC. In exchange, Incara redeemed 4,229,381 of the 4,511,084 shares of Incara common stock previously owned by the Company (the "Redeemed Shares") and the Company cancelled a promissory note issued by Incara to the Company in a related transaction. See Note F of Notes to Unaudited Consolidated Financial Statements.

  As a result of the CPEC Exchange Transactions, subsequent to July 15, 1999 the Company will no longer consolidate Incara but will instead consolidate only CPEC. Consolidated net losses from Incara, net of allocation to minority interest and including IRL in fiscal 1999 and 1998 and Transcell in fiscal 1998, was approximately $2,600,000, or 26%, of consolidated net loss in the three month period ended June 30, 1999 and approximately $10,100,000, or 32%, of consolidated net loss in the nine month period ended June 30, 1999. Given the indeterminate status of bucindolol development, it is not possible to predict the impact of CPEC LLC on the results of operations of the Company, but it is expected that losses from CPEC in the near future will be less than the historical losses from Incara.

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

  General

  The Company's business strategy includes evaluation of various technologies, product or company acquisitions, licensing and/or financing opportunities and Interneuron engages from time to time in discussions relating to such opportunities. Interneuron requires additional cash to fund future operations and commitments and intends to seek additional financings and corporate collaborations. Any Interneuron initiatives may involve the issuance of securities of Interneuron, which would dilute existing stockholders, and/or financial commitments for licensing fees and/or to fund product development, or debt financing, any of which may adversely affect the Company's consolidated financial condition or results of operations. The Company's in-licensing agreements generally require the Company to undertake general or specific development efforts or risk the loss of the license and/or incur penalties.

PART II  OTHER INFORMATION

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

   On August 4, 1999, Incara received notice from Knoll that it was terminating the Knoll Agreement with immediate effect. Accordingly, the BEAT trial is also expected to terminate shortly.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERNEURON PHARMACEUTICALS, INC.

Date: August 4, 1999             By: /s/ Glenn L. Cooper
                                     -------------------------------------------
                                     Glenn L. Cooper, M.D., President
                                     and Chief Executive Officer
                                     (Principal Executive Officer)


Date: August 4, 1999             By: /s/ Michael W. Rogers
                                     -------------------------------------------
                                     Michael W. Rogers, Executive Vice
                                     President, Chief Financial Officer, and
                                     Treasurer (Principal Financial Officer)


Date: August 4, 1999             By: /s/ Dale Ritter
                                     -------------------------------------------
                                     Dale Ritter, Senior Vice President, Finance
                                     (Principal Accounting Officer)