Form 10-K405
period 1999-09-30
INTERNEURON PHARMACEUTICALS INC
filed 1999-12-28
CIK 854222

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999
                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ to ________

                          Commission File No. 0-18728

                       INTERNEURON PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                            04-3047911
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

One Ledgemont Center, 99 Hayden Avenue, Lexington, MA             02421
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (781) 861-8444

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   [X].

The aggregate market value of the voting and non-voting common equity (excluding preferred stock convertible into and having voting rights on certain matters equivalent to 622,222 shares of Common Stock) held by non-affiliates of the registrant was approximately $109,600,000, based on the last sales price of the Common Stock as of December 23, 1999. Shares of Common Stock held by each executive officer and director, by each person who beneficially owns 10% or more of the outstanding Common Stock, and individuals or entities related to such persons have been excluded. This determination of affiliate status may not be conclusive for other purposes.

As of December 23, 1999, 42,076,532 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement for the fiscal year ended September 30, 1999 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

PART I

Note Regarding Forward Looking Statements
-----------------------------------------

  Statements in this Form 10-K that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by the Company or its representatives include, without limitation, statements regarding the Redux-related litigation, the Company's ability to successfully develop, obtain regulatory approval for and commercialize any products, to enter into corporate collaborations or obtain sufficient additional capital to fund operations, and are based on a number of assumptions. The words "believe," "expect," "anticipate," "intend," "plan," "estimate" or other expressions which are predictions of or indicate future events and trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-K. These factors include, but are not limited to, risks relating to the Redux-related litigation; uncertainties relating to clinical trials, regulatory approval and commercialization of citicoline; need for additional funds; uncertainties relating to clinical trials, regulatory approval and commercialization of other products; product liability; dependence on third parties for manufacturing and marketing; competition; government regulation; risks associated with contractual arrangements; limited patents and proprietary rights; dependence on key personnel; uncertainty regarding pharmaceutical pricing and reimbursement and other risks. The forward-looking statements represent the Company's judgment and expectations as of the date of this Report. The Company assumes no obligation to update any such forward-looking statements. See "Risk Factors."

  Unless the context indicates otherwise, "Interneuron" and the "Company" refer to Interneuron Pharmaceuticals, Inc. and "Common Stock" refers to the common stock, $.001 par value, of Interneuron.

  Redux is a trademark of Les Laboratoires Servier ("Servier"), licensed to the Company and American Home Products Corp. ("AHP"). CerAxon is a trademark of the Company and BEXTRA(R) is a registered trademark of Incara Pharmaceuticals Corp., previously Intercardia, Inc. ("Incara"). LidodexNS is a trademark of Algos Pharmaceutical Corporation ("Algos"), licensed to the Company. All other trademarks or tradenames referred to in this report are the property of their respective owners.

Item 1. Business.

      (a) General Development of Business

  The Company is a biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates for central nervous system and other disorders, including multiple compounds in late-stage clinical development. The Company seeks to acquire, develop and commercialize products with market experience or that are in clinical or late pre-clinical development. The Company is currently developing or has certain rights to four drugs: citicoline for ischemic stroke, pagoclone for panic and anxiety disorder, trospium for overactive bladder and IP 501 for cirrhosis of the liver. Other products and compounds, in earlier stages of clinical or pre-clinical development, to which the Company has rights, include PACAP (pituitary adenylate cyclase activating polypeptide) for stroke, diabetes and other neurodegenerative diseases, and LidodexNS for migraine headache.

  In August 1999, the Company completed enrollment of 899 patients in a Phase 3 clinical trial with citicoline (current tradename CerAxon). Preliminary results of the trial are expected in January 2000. If the results are positive, the Company expects to re-submit the New Drug Application ("NDA") for citicoline in the first half of calendar year 2000. The NDA was originally submitted in December 1997, based on the results of previously conducted clinical trials in the U.S. and Japan, and was withdrawn in April 1998. In December 1999, the Company licensed exclusive rights to commercialize citicoline in the U.S. and Canada to Takeda Chemical Industries, Ltd. ("Takeda").

  The Company is also developing pagoclone, a novel treatment for panic and generalized anxiety disorders. A Phase 2/3 clinical trial involving 277 patients showed that treatment with pagoclone statistically significantly reduced the frequency of panic attacks among patients suffering from panic disorder. In December 1999, the Company licensed exclusive worldwide rights to commercialize pagoclone to Warner-Lambert Company ("Warner-Lambert").

  In November 1999, the Company obtained an exclusive U.S. license to trospium, a prescription drug product currently marketed as a treatment for overactive bladder in several European countries. The Company intends to file an Investigational New Drug application ("IND") and initiate a Phase 3 clinical study with this drug in late 2000.

  The Company has an exclusive option to negotiate a license to a compound known as IP 501 for the treatment and prevention of liver diseases, including alcohol-induced cirrhosis and Hepatitis C. IP 501 is currently being studied in a Phase 3 clinical trial sponsored by the Veterans Administration.

  On September 15, 1997, the Company announced a market withdrawal of its first prescription product, the weight loss medication Redux (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by AHP, the Company's licensee, in June 1996. Simultaneously, Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of AHP, announced withdrawal of the weight loss medication Pondimin (fenfluramine hydrochloride tablets) C-IV. Following the withdrawal, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 1,965 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs.

  On September 27, 1999, the U.S. District Court for the Eastern District of Pennsylvania (the "District Court") rejected a proposed agreement preliminarily approved by the District Court in September 1998 to settle all product liability litigation and claims against Interneuron related to Redux, finding that the proposed agreement did not meet the requirements for limited fund class actions, as recently described by the United States Supreme Court in Ortiz v. Fibreboard
                                                            -------------------
Corp. The District Court also vacated the stays of pending and future litigation
-----
that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling. That petition is still pending.

  On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP's product liability litigation related to Redux and Pondimin. The Company is in discussions with AHP and the Plaintiffs' Management Committee (consisting of attorneys designated to represent plaintiffs in nationwide multidistrict litigation) regarding avenues for the Company to reach a comprehensive resolution of its outstanding Redux-related litigation. The Company cannot predict whether any settlement will be reached or the terms of any settlement.

  The Company was incorporated in the State of New York in October 1988 and in March 1990 was reincorporated in Delaware. The Company's executive offices are located at One Ledgemont Center, 99 Hayden Avenue, Lexington, Massachusetts 02421-7966. The Company's telephone number is 781-861-8444, its fax number is 781-861-3830, and its Internet website is http://www.interneuron.com.

     (b) Financial Information about Industry Segments

The Company operates in only one business segment.

     (c) Narrative Description of Business

PRODUCTS

  The following table summarizes the products under development by the Company, including product name, indication/use, regulatory status and commercial rights held by the Company with respect to each product. For a more detailed description of each product and the current stage of development, see each product description following the chart.

 PRODUCT        INDICATION/USE           REGULATORY STATUS (*)           COMMERCIAL RIGHTS
 -------        --------------           ---------------------           -----------------
Citicoline      Ischemic Stroke          Phase 3                         U.S. and Canada; licensed to
(CerAxon)                                                                Takeda

Pagoclone       Anxiety/Panic disorders  Phase 2/3 trial completed       Worldwide, except for France,
                                                                         where Rhone-Poulenc Rorer
                                                                         Pharmaceuticals Inc. ("RPR")
                                                                         retains an option; licensed
                                                                         to Warner-Lambert

Trospium        Overactive bladder       Phase 3 clinical trial planned  U.S.
                                         to begin late 2000

IP 501          Cirrhosis of the liver   Phase 3                         Option to acquire rights for
                                                                         North America and Asia

PACAP           Stroke, neuro-           Pre-clinical                    Worldwide
                degenerative diseases,
                diabetes

LidodexNS       Migraine headache        Pre-clinical                    Worldwide development,
                                                                         manufacturing and marketing
                                                                         collaboration with Algos

_____________________________
*See "Government Regulation."

CITICOLINE (CERAXON)

     General: Citicoline (cytidine-5'-diphosphate choline sodium)  is the
     -------
Company's most advanced product under development, currently under the trade name CerAxon, as a potential treatment for ischemic stroke. An ischemic stroke occurs when brain tissue dies or is severely damaged as the result of interrupted blood flow caused by a clogged artery which deprives an area of the brain of blood and oxygen, commonly known as an infarct. This loss of blood flow and oxygen causes, among other events, a breakdown of brain cell membranes, and places the surrounding tissue, the penumbra, at risk for death, leading to an extension of the size of infarct believed to result from the release and oxidation of such compounds as free fatty acids. This release is likely caused in part by the inappropriate release of glutamate and other neurotransmitters.

  Mechanism of Action: Citicoline is believed to have multiple acute and
  -------------------
longer-term mechanisms of action in diminishing the effects of stroke. On an acute basis, citicoline appears to limit infarct size by preventing the accumulation of fatty acids, which would otherwise yield toxic oxidation products, by preventing their release. On a longer-term basis, citicoline is believed to promote the formation of additional membrane elements needed by damaged neurons to restore functional activity by raising blood levels of choline, cytidine and other phospholipid precursors, which are substrates believed to be essential for the formation of the nerve cell membrane. Citicoline is thereby believed to help stabilize the cell membrane and, as a result, decrease edema, or brain swelling, caused when blood flow to brain cells is stopped, and help to re-establish normal neurochemical function in the brain. Citicoline also appears to increase levels of acetylcholine, a neurotransmitter believed to be associated with learning and memory functions.

  Takeda Agreement: On December 2, 1999, the Company entered into an agreement
  ----------------
with Takeda under which the Company licensed to Takeda exclusive rights to commercialize citicoline in the U.S. and Canada (the "Takeda Agreement"). Under the Takeda Agreement, the Company is entitled to receive $13,000,000 in licensing and other guaranteed payments, of which approximately $11,500,000 has been received to date, and up to $60,000,000 in payments contingent upon the achievement of future regulatory milestones in the U.S. and Canada. Takeda also agreed to pay Interneuron royalties on net sales. In addition, Takeda agreed to fulfill the royalty payment obligations of Interneuron to Ferrer Internacional, S.A. ("Ferrer"), pursuant to Interneuron's agreement with Ferrer. Takeda would be responsible for funding any future Phase 4 studies of citicoline in stroke and, in the future, any Phase 3 studies for additional indications. The Takeda Agreement also grants an exclusive option to Takeda to negotiate a license in the U.S. and Canada for any one alternative Interneuron compound, excluding pagoclone, in the event Takeda decides to terminate the Takeda Agreement following a review of the results of the ongoing Phase 3 clinical trial. See "Risk Factors - We may not be able to collaborate with third parties to commercialize certain other products if Takeda terminates the citicoline license agreement."

  Ongoing Phase 3 Trial: Following the Company's withdrawal in April 1998 of
  ---------------------
the NDA for citicoline, the Company commenced a Phase 3 clinical trial with this drug in June 1998. Enrollment in this trial, known as ECCO 2000 (Effects of Citicoline on Clinical Outcome - 2000 mg.), was completed in late August 1999. This multi-center trial, which includes 899 patients with ischemic stroke at more than 170 hospitals in the U.S. and Canada, will compare the neurological function of citicoline-treated patients with that of placebo patients at 12 weeks following stroke. The primary endpoint is the change in neurological function of patients between the time of enrollment and the end of the follow-up period (12 weeks), as measured by the National Institutes of Health ("NIH") Stroke Scale Scores. Patients have been treated with citicoline, 2000 milligrams daily, for six weeks, with a six week follow-up period. The Company anticipates that preliminary results of this study will be available in January 2000. A negative outcome of the citicoline trial could have a material adverse effect on the Company. See "Risk Factors - A negative outcome of the citicoline trial would materially harm us."

  The 2000 milligram dose level used in ECCO 2000 is higher than the dose used in the Company's two most recent citicoline clinical trials but was used in the Company's first Phase 3 trial in which patients treated with this dose achieved the primary endpoint of improved neurological function.

  Regulatory Strategy: Depending upon the evaluation of the results from ECCO
  -------------------
2000, the Company will determine whether to re-submit the NDA for citicoline to the U.S. Food and Drug Administration ("FDA").

Assuming a positive outcome, Interneuron plans to re-submit the NDA for citicoline under Takeda's name. Takeda is responsible for filing the Canadian regulatory filing counterpart for citicoline under its name. Pursuant to the Takeda Agreement, Interneuron and Takeda will jointly oversee the development and regulatory filings of citicoline in the U.S. and Canada.

  The Company had submitted the NDA for citicoline to the FDA in December 1997. Data in the NDA included the results of two Phase 3 clinical trials conducted by the Company in the U.S., a Japanese Phase 3 clinical trial conducted by Takeda and supportive clinical and post-marketing data from more than 30 countries where citicoline has already been approved. The NDA was accepted for filing and was assigned priority and fast-track review status. A priority review status reflects the FDA's commitment to review the NDA within six months following submission, and a fast-track designation indicates the FDA has determined that a drug is intended to treat a serious or life-threatening condition that currently has an unmet medical need and that the FDA can take actions to expedite the development and review of the drug. Even if the Company does re-submit the NDA, as to which there is no assurance, the Company is unable to predict whether or when the FDA would grant authorization to market citicoline in the U.S. Upon resubmission of the NDA, a new review period would commence. See "Risk Factors - A negative outcome of the citicoline trial would materially harm us."

  Review of Phase 3 Infarct Trial:  In April 1998, the Company announced that
  -------------------------------
a preliminary analysis of a 100-patient Phase 3 trial with citicoline failed to meet the primary and the principal secondary endpoints. With respect to the primary endpoint, no statistically significant difference was detected in the reduction of infarct size among patients with ischemic stroke who received 500 milligrams per day of citicoline as compared with patients who received placebo, although there was a trend in favor of the citicoline-treated patients. With respect to the principal secondary endpoint, the trial did not show an improvement in neurological function among drug-treated patients as compared with patients who received placebo. A safety review of the trial indicated that citicoline was well tolerated and there did not appear to be any adverse effects that differed significantly in frequency between citicoline-treated patients and placebo-treated patients. The Company believes that a placebo response rate unexpectedly higher than that previously reported in the scientific literature may have accounted for the inability to detect a difference in infarct size reduction and neurological function among drug-treated patients, as compared
with patients who received placebo.   Considering statutory requirements that
would have mandated an FDA action by June 1998, the Company withdrew its NDA for citicoline in April 1998.

  Review of Pivotal Phase 3 Trial: In July 1997, the Company announced results
  -------------------------------
of its second pivotal clinical trial in the U.S. with citicoline to treat patients suffering from ischemic stroke. In this study, 267 patients received citicoline and 127 patients received placebo. The primary outcome analysis of this double-blind, placebo-controlled trial was improvement in the Barthel Index, a 100 point rating scale of functional capabilities in neurological patients, at a time point three months after an ischemic stroke. Patients were considered to have achieved complete or near-complete functional recovery if they achieved a Barthel score of 95 or 100 at three months. Findings from this trial were published in Stroke (December 1999).
                        ------

  There was an unexpected highly significant baseline imbalance in the percentage of placebo versus citicoline-treated patients who had mild strokes on study entry (34% for placebo vs. 22% for citicoline (p = 0.006)), due to chance. The study was influenced by the significant preponderance of mild cases, who have a much better prognosis, in the placebo group. As a result of this imbalance and other statistical factors, the primary analysis of the study, the distribution of Barthel Index scores in citicoline vs. placebo-treated patients as a function of baseline NIH Stroke Scale scores was statistically invalid because the patient imbalance and other statistical factors failed to satisfy the requirements for the correct operation of the statistical model. Thus the study failed to achieve statistical significance in the protocol-defined primary outcome measure. Therefore, a protocol-defined responders analysis, in which the percentage of patients who achieve a Barthel Index greater than or equal to 95, among patients with moderate to severe strokes, was employed.

  In the responders analysis, 41% of citicoline-treated patients with an NIH Stroke Scale on entry of greater than or equal to eight (moderate to severe strokes) achieved a Barthel Index of greater than 95 compared to 25% of placebo-treated patients (OC (observed cases) analysis, p = 0.02). Thus, patients with moderate to severe stroke treated with citicoline had a 64% greater chance of complete or near-complete recovery relative to patients with moderate to severe stroke treated with placebo. In the LOCF (last observation carried forward) analysis, 33% of moderate to severe citicoline patients and 21% of moderate to severe placebo patients achieved a Barthel Index of greater than 95 (p = 0.05), a 57% increased chance of improvement in recovery.

  Overall, patients who had mild strokes on entry into the study (NIH Stroke Scale 5 through 7) had an excellent clinical outcome regardless of placebo or citicoline treatment. For example, approximately 80% of patients with mild strokes who received placebo and a similar percentage of citicoline-treated patients with mild strokes achieved a Barthel score of greater than 95 at three months.

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

  A preliminary safety review indicated that citicoline was well tolerated. There did not appear to be any adverse events that differed significantly in frequency from placebo-treated patients. The mortality rates for drug-treated and placebo-treated patients were identical (17% in each group).

  Review of Pivotal Phase 2/3 Trial: Interneuron's initial pivotal study of
  ---------------------------------
citicoline in stroke was reported in 1996. Findings from that trial were published in Neurology in July 1997. The Company designates a trial as a Phase
             ---------
2/3 if it is a well-controlled trial which the Company may utilize, depending upon results, as either a pivotal or supporting trial in an NDA submission.

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

  Patients who received 500 milligrams of citicoline daily were more than twice as likely to manifest minimal or no disability at 12 weeks following stroke as patients who received placebo, as measured by the NIH Stroke Scale. The NIH Stroke Scale analysis showed that 34% of all citicoline-treated patients versus 16% of placebo-treated patients achieved complete or near-complete normalization of function, as indicated by scores 0 to 1, at 12 weeks following stroke, a 113% of improvement in outcome (p less than 0.04).

  In addition, global neurologic status, assessed by the Rankin Scale mean scores, was significantly improved (p less than 0.04) with citicoline treatment compared to placebo.

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

  Manufacturing and Marketing: Pursuant to the Takeda Agreement, Takeda is
  ---------------------------
responsible for commercial manufacturing and marketing of citicoline. Takeda has advised the Company, that assuming FDA approval is obtained, it intends to commercialize citicoline through Takeda Pharmaceuticals America, Inc., established in 1998 as the wholly-owned U.S. marketing subsidiary of Takeda.

  The Company will be dependent upon Takeda or third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing in accordance with current U.S. Good Manufacturing Practices ("cGMP") regulations, and will be dependent on Takeda for the marketing and distribution of citicoline. Supplies of citicoline finished product used for clinical purposes have been and are being produced on a contract basis by third party manufacturers. The Company's license and supply agreement with Ferrer dated January 1993 as amended in June 1998 (the "Ferrer Agreement"), requires the purchase from Ferrer of citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. If such conditions permit the purchase of bulk compound from a third party, the Company entered into an agreement with a manufacturer to supply citicoline bulk compound for commercial purposes and has assigned this agreement to Takeda. Any citicoline manufacturing facilities are subject to FDA inspection. There can be no assurance Takeda or its suppliers can or will establish on a timely basis, or maintain, manufacturing capabilities of bulk compound and finished product required to obtain regulatory approval or that any facilities used to produce citicoline will have complied, or will be able to maintain compliance, with cGMP or that Takeda or its suppliers will be able to meet manufacturing requirements on a timely basis or at all. See "Risk Factors - We will depend on Takeda and other third parties to manufacture and market citicoline."

  Licensing and Proprietary Rights:  In January 1993, the Company licensed
  --------------------------------
from Ferrer exclusive marketing and manufacturing rights based on certain patent rights relating to the use of citicoline, including certain patent and know-how rights in the U.S. and know-how rights in Canada, in exchange for royalties based on sales. The compound citicoline is not covered by a composition of matter patent. The licensed U.S. patent covering the administration of citicoline to treat patients afflicted with certain conditions associated with the inadequate release of brain acetylcholine expires in 2003. As described in the licensed U.S. patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuro-muscular disorders, and post-stroke rehabilitation. Although the claim of the licensed patent is broadly directed to the treatment of inadequate release of brain acetylcholine, there can be no assurance this patent will afford protection against competitors of citicoline to treat ischemic stroke.

  In June 1998, the Company amended the Ferrer Agreement to extend to January 31, 2002 the date upon which Ferrer may terminate this license agreement if FDA approval of citicoline is not obtained. The agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and that such approval has not been obtained for reasons beyond the Company's control.

  In September and October 1998, two U.S. patents were granted to the Company relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In June 1998, the Company licensed worldwide rights (outside the U.S. and Canada) to corresponding foreign patent applications to Ferrer. In exchange, the Company will be entitled to royalties from Ferrer on certain exports to, and sales of, the solid oral form of citicoline in certain countries upon its approval in each country in the territory licensed to Ferrer. In February 1999, a third U.S. patent was granted to the Company relating to the use of citicoline in the protection of brain tissue. The Company granted to Takeda a security interest in these patents.

  In addition to any proprietary rights provided by such patents, the Company anticipates that citicoline will be entitled to market exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the "Waxman-Hatch Act"). See "Government Regulation" and "Agreements."

PAGOCLONE

  General: Pagoclone is under development by the Company as a drug to treat
  -------
panic and generalized anxiety disorders. Panic disorder is a severe anxiety condition characterized by panic attacks, acute episodes of anxiety comprised of distressing symptoms, such as breathing difficulty, sweating, heart palpitations, feeling dizzy or faint, and fear of losing control. Generalized anxiety disorder is a condition characterized by excessive anxiety and worry most days for at least six months about a variety of events or activities, such as work or family. Patients with generalized anxiety disorder experience persistent diffuse anxiety without the specific symptoms that characterize phobic disorders, panic disorders, or obsessive-compulsive disorders. There are approximately 2.5 million patients in the U.S. with panic disorder and over 20 million patients with anxiety disorders. Anxiety disorders, including panic disorder, are believed to be associated with excessive neuronal activity resulting from a decrease in the function of the major inhibitory neurotransmitter called GABA (gamma amino butyric acid).

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

  Current pharmacological treatments for anxiety and panic disorders generally include benzodiazepines such as Valium and Xanax, serotonin agonists such as BuSpar, and selective serotonin reuptake inhibitors such as Paxil, Zoloft and Prozac. Traditional side effects seen with these classes of anti-anxiety drugs include sedation, lack of mental acuity, withdrawal and rebound anxiety related to the benzodiazepine class of drugs, and agitation, insomnia and sexual dysfunction related to serotonin reuptake inhibitors.

  Warner-Lambert Agreement: Effective as of December 23, 1999, the Company
  ------------------------
entered into an agreement with Warner-Lambert under which the Company licensed to Warner-Lambert exclusive worldwide rights to commercialize pagoclone (the "Warner-Lambert Agreement"). Under the Warner-Lambert Agreement, the Company is entitled to receive $13,750,000 in an up-front payment and up to $60,000,000 in payments contingent upon the achievement of clinical and regulatory milestones. Warner-Lambert also agreed to pay Interneuron royalties on net sales. Under the Warner-Lambert Agreement, Warner-Lambert would be responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone for all indications on a worldwide basis. Under the Company's agreement with RPR, RPR is entitled to receive a portion of the payments to be received by the Company from Warner-Lambert. See "Risk Factors-We will depend on Warner-Lambert to develop, manufacture and market pagoclone."

  Phase 2/3 Clinical Trial:  In August 1998, the Company announced results of
  ------------------------
its Phase 2/3 trial showing that treatment with pagoclone statistically significantly reduced the frequency of panic attacks among patients suffering from panic disorder. In addition, pagoclone was well-tolerated by these patients, with no evidence of sedation and no apparent withdrawal symptoms in this study, which included a tapering-off period.

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

  This primary analysis, conducted on an LOCF basis, showed that patients in the .15 milligrams/day group experienced a 43% reduction in the number of panic attacks relative to patients on placebo (p =0.141), that patients in the .30 milligrams/day group experienced a 70% reduction relative to patients on placebo (p =0.021), and that patients in the .60 milligrams/day group experienced a 52% reduction (p =0.098) relative to patients on placebo.

  Pagoclone was well tolerated with a low incidence of side effects in all dosage groups and no clinically significant differences from placebo. Sedation, a major side effect of benzodiazepine drugs, was evaluated by use of the Stanford Sleepiness Scale. There were no differences observed between pagoclone and placebo using this scale. In addition, there were no evident withdrawal effects seen at the end of the study as determined by the Rickels Withdrawal Scale. Of note, other common side effects seen with existing classes of anti-anxiety drugs were not significantly different between pagoclone patients and patients receiving placebo in this trial. These traditional side effects include sedation, lack of mental acuity, withdrawal and rebound anxiety related to the benzodiazepine class of drugs, and agitation, insomnia and sexual dysfunction related to selective serotonin reuptake inhibitors.

  Pilot Study:  In November 1997, the Company announced that data from a pilot
  -----------
study among 16 patients suffering from panic attacks showed that those who were treated with three doses per day, orally, of pagoclone experienced a marked reduction in the number of their panic attacks compared to those who received placebo. This double-blind, placebo controlled crossover study was conducted by a team of researchers in the U.K. Pagoclone produced a significant reduction (40%, p=0.012) in the total number of panic attacks over a two week treatment period and a reduction (40%, p=0.006) in the average number of panic attacks per day compared to the pre-treatment period. No significant change in the total number of panic attacks was observed during placebo treatment.

  Licensing and Proprietary Rights:  In 1994, the Company licensed from RPR
  --------------------------------
exclusive worldwide, except for France where RPR retains an option, rights to pagoclone, a patented compound, in exchange for license fees, milestone payments and royalties based on net sales. See "Patents and Proprietary Rights-Pagoclone" and "Agreements."

  Further Development:  Under the Warner-Lambert Agreement, Warner-Lambert
  -------------------
will be responsible for all further development of pagoclone. The Company anticipates that Warner-Lambert will initiate clinical trials with pagoclone for panic disorder and generalized anxiety disorder in late 2000.

TROSPIUM

  General: Overactive bladder is the most common cause of urinary incontinence
  -------
in the elderly. According to a recent report of the American Urological Association, approximately 17 million Americans, 85 percent of whom are women, suffer from bladder control problems, which can lead to overactive bladder. According to the SCRIP report dated July 10, 1998, approximately 20 percent of overactive bladder patients are currently treated with pharmacotherapy. Economic costs related to diagnosis and treatment of overactive bladder are estimated to exceed $26 billion, as stated in the Journal of the American
                                                  -----------------------
Medical Association report on December 16, 1998.
-------------------

  Trospium belongs to a class of compounds known as muscarinic receptor antagonists. These compounds relax smooth muscle tissue, such as that found in the bladder. Pre-clinical data with trospium suggests that it does not enter the central nervous system and thus may have a side effect profile preferable to currently available agents. In addition, clinical data and commercial experience reflect favorable efficacy and safety profiles.

  Licensing and Proprietary Rights: In November 1999, the Company licensed
  --------------------------------
exclusive U.S. rights from Madaus AG ("Madaus") to market trospium (the "Madaus Agreement"), an orally administered prescription drug product marketed for approximately 20 years as a treatment for overactive bladder (urge incontinence) in several European countries, including Germany, Spain, Austria, and Switzerland. In exchange, the Company agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. Over 1,200 patients have been studied in clinical trials evaluating trospium, and over 8000 patients have been followed in post-marketing trials. Interneuron is responsible for all clinical development and regulatory activities and costs related to the compound in the U.S. There are no existing U.S. patents covering the use of orally administered trospium to treat overactive bladder. The commercialization of trospium by the Company will not utilize these patents, and the Company intends to attempt to rely on the provisions of the Waxman-Hatch Act to obtain a period of market exclusivity in the U.S., if the FDA approves trospium in the U.S. for the intended indication. The Madaus Agreement includes a license of the know-how relating to the European clinical trials of trospium. See "Patents and Proprietary Rights-Trospium."

  Development Strategy: The Company intends to file an IND, and initiate a Phase
  --------------------
3 clinical study with this drug in late 2000. The Madaus Agreement requires Madaus to commercially manufacture the product, provided certain conditions are met. The Company requires substantial additional funds to complete development of trospium and may pursue a corporate collaboration to fund development and marketing of the drug. There can be no assurance the Company will be successful in obtaining the funds or entering into any collaboration for the development of trospium. See "Risk Factors - We will rely on third parties to commercialize our products."

OTHER PRODUCTS UNDER DEVELOPMENT

  The Company is developing or has rights to a number of other products in varying stages of development. These include the following:

  IP 501:  During 1997, the Company obtained an exclusive option to negotiate
  ------
a license to a compound (designated by the Company as IP 501) for the treatment and prevention of liver diseases, including alcohol-induced cirrhosis and Hepatitis C. The option grants Interneuron the right to obtain an exclusive license on certain specified terms, subject to the rights of the U.S. government in North America, Japan and Korea, to an issued U.S. patent and U.S. and international patent applications, following Interneuron's review of data from an ongoing government-sponsored Phase 3 clinical trial. Interneuron's rights to this compound are subject to the negotiation and execution of a definitive license agreement on terms to be agreed upon by the parties. This orally-administered compound is being studied in a Phase 3 clinical study sponsored by the Veterans Administration. All 800 patients who will be included in the study have been enrolled. Completion of the study is currently expected in mid-2000. The study is designed to have periodic interim analyses which could lead to earlier termination or extension of the trial. The primary endpoint of the study is improvement in liver histology, or condition, among drug-treated pre-cirrhotic patients compared with placebo patients, as measured by serial liver biopsies.

  PACAP:  In April 1998, Interneuron licensed from Tulane University
  -----
exclusive worldwide rights to a U.S. patent and U.S. and foreign patent applications owned by Tulane relating to a novel neuropeptide known as PACAP (pituitary adenylate cyclase activating polypeptide). Limited preclinical data suggests the potential of PACAP as a treatment for stroke, other neurodegenerative diseases and diabetes. The Company is conducting preclinical testing with PACAP and, depending upon the results, will determine whether to conduct further studies.

  LidodexNS:  In December 1996, the Company entered into an agreement with
  ---------
Algos for the development and commercialization of LidodexNS, a combination of lidocaine and dextromethorphan, which may offer the potential for relief of acute migraine headache through intranasal administration. The Company has conducted certain preclinical studies and is evaluating additional preclinical studies.

  The Company does not have sufficient funds to develop and commercialize any of the foregoing potential products. Depending upon ongoing preclinical or clinical test results, the Company may discontinue or defer development of any or all of these potential products or to seek a corporate collaboration in which a third party assumes responsibility and funding for drug development, manufacturing and marketing for any or all of them. See "Risk Factors - We will rely on third parties to commercialize our products."

SUBSIDIARIES

  In the past, the Company had four subsidiary companies: Progenitor, Inc. ("Progenitor"), Transcell Technologies, Inc. ("Transcell"), InterNutria, Inc. ("InterNutria") and Incara (formerly Intercardia, Inc.). Progenitor discontinued operations in December 1998 and InterNutria discontinued operations in September 1998. Transcell was merged into Incara in May 1998. In July 1999, the Company reduced its ownership of Incara and increased its ownership interest in CPEC LLC ("CPEC"), previously a majority-owned subsidiary of Incara, as described below.

CPEC:  On July 15, 1999, the Company entered into agreements and transactions
----
(the "CPEC Exchange Transactions") that resulted in Interneuron owning 65 percent of (CPEC, which was developing BEXTRA (bucindolol), a non-selective beta-blocker with mild vasodilating properties, for congestive heart failure. In exchange, Interneuron returned to Incara approximately 4.2 million of the 4.5 million shares of Incara common stock owned by Interneuron. As a result of the CPEC Exchange Transactions, the Company and Incara assumed 65 percent and 35 percent, respectively, of CPEC's funding requirements for any future development of BEXTRA in the U.S. and Japan and would be entitled to 65 percent and 35 percent, respectively, of the profits and available cash of CPEC.

  Prior to the CPEC Exchange Transactions, Interneuron owned approximately
61 percent of Incara's common stock and approximately 20 percent of CPEC, Inc., the predecessor to CPEC. Incara previously owned approximately 80 percent of CPEC, Inc. Interneuron now owns approximately 5 percent of Incara's outstanding common stock, representing shares paid to Interneuron as part of the May 1998 merger of Transcell into Incara. Interneuron retains the right to receive additional shares of Incara common stock, as the final installment of the Transcell Merger consideration, in February 2000.

  As a result of the CPEC Exchange Transactions, the Company no longer consolidates Incara's financial statements but instead consolidates CPEC's financial statements. Interneuron recorded a noncash charge for the purchase of in-process research and development of approximately $2,400,000 relating to the CPEC Exchange Transactions in fiscal 1999. Furthermore, as a result of the termination of the Beta-blocker Evaluation of Survival Trial ("BEST") as summarized below, and the Company's decision to cease development of BEXTRA, the Company has accrued additional costs to discontinue the operations of CPEC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  On July 29, 1999, BEST terminated at the recommendation of the BEST Data and Safety Monitoring Board, based upon the absence of significant survival advantage of treatment with bucindolol. Full results of BEST were presented at the American Heart Association meeting in November 1999. BEST, a 2,708-patient Phase 3 clinical trial with bucindolol in the U.S., was co-sponsored by the National Heart, Lung, and Blood Institute, a division of the NIH, and the Department of Veterans Affairs.

  According to the BEST Coordinating Center, the decision of the Data and Safety Monitoring Board to terminate BEST was based upon the totality of evidence available regarding beta-blocker treatment of heart failure from BEST and other randomized controlled trials. There was no significant survival advantage of treatment with bucindolol for the population as a whole.

  On August 5, 1999, Incara and BASF Pharma/Knoll AG terminated their collaboration for the development of bucindolol in the territory outside the U.S. and Japan. The Phase 3 trial of bucindolol in Europe, known as the Bucindolol Evaluation after Acute Myocardial Infarction Trial ("BEAT"), also terminated.

MANUFACTURING AND MARKETING

  General: The Company's ability to conduct clinical trials on a timely basis,
  -------
to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including cGMP regulations. The Company has no manufacturing facilities or marketing capabilities. In general, the Company intends to seek to contract with third parties to manufacture and market products.

  To the extent the Company enters into collaborative arrangements with pharmaceutical and other companies for the manufacturing or marketing of products, these collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances, and for commercial-scale manufacturing and marketing. These collaborators are expected to be granted exclusive or semi-exclusive rights to sell specific products in exchange for license fees, milestone payments, royalties, equity investments or other financial consideration. Accordingly, the Company will be dependent on such third parties for the manufacturing and marketing of products subject to the collaboration. There can be no assurance the Company will be able to obtain or retain third-party manufacturing and marketing collaborations on acceptable terms, or at all, which may delay or prevent the commercialization of products under development. Such collaborative arrangements could result in lower revenues and profit margins than if the Company marketed a product itself. In the event the Company determines to establish its own manufacturing or marketing capabilities, it would require substantial additional funds. See "Risk Factors - We will rely on third parties to commercialize our products."

  Citicoline: Pursuant to the Takeda Agreement, Takeda is responsible for the
  ----------
manufacturing and marketing of citicoline. Takeda has advised the Company that, assuming FDA approval is obtained, it intends to directly commercialize citicoline through Takeda Pharmaceuticals America, Inc., established in 1998 as the wholly-owned U.S. marketing subsidiary of Takeda.

  The Company will be dependent upon Takeda or third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing in accordance cGMP regulations, and will be dependent on Takeda for the marketing and distribution of citicoline. Supplies of citicoline finished product used for clinical purposes have been and are being produced on a contract basis by third party manufacturers. The Ferrer Agreement requires the purchase from Ferrer of citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. If such conditions permit the purchase of bulk compound from a third party, the Company entered into an agreement with a manufacturer to supply citicoline bulk compound for commercial purposes and has assigned this agreement to Takeda. Any citicoline manufacturing facilities are subject to FDA inspection. There can be no assurance Takeda or its suppliers can or will establish on a timely basis, or maintain, manufacturing capabilities of bulk compound and finished product required to obtain regulatory approval or that any facilities used to produce citicoline will have complied, or will be able to maintain compliance, with cGMP or that Takeda or its suppliers will be able to meet manufacturing requirements on a timely basis or at all. See "Risk Factors - We will depend on Takeda and other third parties to manufacture and market citicoline."

  Pagoclone: Under the Warner-Lambert Agreement, Warner-Lambert is responsible
  ---------
for the manufacturing and marketing of pagoclone. The Company will be dependent upon Warner-Lambert for manufacturing bulk compound and finished product and packaging in accordance with cGMP regulations, and will be dependent on Warner-Lambert for the marketing and distribution of pagoclone. Any pagoclone manufacturing facilities will be subject to FDA inspections. See "Risk Factors-We will depend on Warner-Lambert to develop, manufacture and market pagoclone."

COMPETITION

  General: The pharmaceutical industry is characterized by rapidly evolving
  -------
technology and intense competition. Many companies, including major pharmaceutical companies and specialized biotechnology companies, are engaged in marketing or development of products and therapies similar to those being pursued by the Company. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and significantly greater experience in conducting clinical trials and other regulatory approval procedures and manufacturing and marketing pharmaceutical products than the Company. In the event the Company or its licensees market any products, they will compete with companies with well-established distribution networks and market position.

  There can be no assurance that currently marketed products, or products under development or introduced by others will not adversely affect sales of any products developed by the Company, render the Company's products or potential products obsolete or uneconomical or result in treatments or cures superior to any therapy developed by the Company or that any therapy developed by the Company will be preferred to any existing or newly developed products or technologies. Other companies may succeed in developing and commercializing products earlier than the Company or which are safer and more effective than those under development by the Company. Advances in current treatment methods may also adversely affect the market for such products. The approval and introduction of therapeutic or other products that compete with products being developed by the Company could also adversely affect the Company's ability to attract and maintain patients in clinical trials for the same indication or otherwise successfully complete its clinical trials. Further, certain of Interneuron's agreements provide for reduced royalties in the event of generic competition.

  Colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with those of the Company. In addition, these institutions may compete with the Company in recruiting qualified scientific personnel. The Company expects technological developments in its fields of product development to occur at a rapid rate and expects competition to intensify as advances in these fields are made. See "Risk Factors -Our products may be unable to compete successfully with other products."

  Citicoline: Activase, marketed by Genentech, Inc. for the treatment of
  ----------
acute ischemic stroke within three hours of symptom onset, is the first therapy to be indicated for the management of stroke. Activase is a genetically engineered version of the naturally occurring tissue plasminogen activator (t-PA). The Company is aware of certain drugs under development for stroke that did not achieve positive results in announced clinical trials and other drugs under development for stroke that are currently in clinical trials, including clomethiazole by Astra Pharmaceuticals, a glycine antagonist compound by Glaxo Wellcome plc, antifibrinogen by BASF Pharma/Knoll AG, ReoPro by Lilly Research Laboratories/Centocor, Inc., a potassium channel-opening compound by Bristol-Myers Squibb Company, urokinase by Abbott Laboratories and LeukArrest by ICOS Corp. Based on existing clinical data on citicoline, the Company believes citicoline may be an attractive post-stroke therapy, particularly in patients with moderate to severe strokes, due to its potential 24-hour post-stroke therapeutic window.

  Pagoclone: Current pharmacological treatments for anxiety and panic disorders
  ---------
generally include benzodiazepines, such as Valium and Xanax, serotonin agonists such as BuSpar, and selective serotonin reuptake inhibitors such as Paxil, Zoloft and Prozac. Traditional side effects seen with these classes of anti-anxiety drugs include sedation, lack of mental acuity, withdrawal and rebound anxiety related to the benzodiazepine class of drugs, and agitation, insomnia and sexual dysfunction related to serotonin reuptake inhibitors. The results of the Company's Phase 2/3 trial including 277 patients indicated that pagoclone was well tolerated, with no evidence of sedation and no apparent withdrawal symptoms. In addition, the Company is aware of competitors which market certain prescription drugs for indications other than anxiety who are planning to seek an expansion of labeling to include anxiety as an indication. The Company is aware that other companies are developing compounds for anxiety that are in preclinical or clinical development.

  Trospium: Current therapy for overactive bladder includes anticholinergics,
  --------
such as Detrol and Ditropan and Ditropan XL. In addition, the Company is aware of other companies evaluating in preclinical and clinical development specific antimuscaranics and antispasmodics for overactive bladder. Pre-clinical data with trospium suggests that it does not enter the central nervous system and thus may have a side effect profile preferable to currently available agents. In addition, clinical data and commercial experience reflect favorable efficacy and safety profiles.

 AGREEMENTS

  Citicoline: In December 1999, the Company entered into the Takeda Agreement
  ----------
under which it licensed to Takeda exclusive rights to commercialize citicoline in the U.S. and Canada. Under the Takeda
Agreement, Interneuron is entitled to receive $13,000,000 in licensing and other guaranteed payments, of which approximately $11,500,000 has been received to date, and up to $60,000,000 in payments contingent upon the achievement of future regulatory milestones in the U.S. and Canada. Takeda also agreed to pay Interneuron royalties on net sales. In addition, Takeda agreed to fulfill the royalty payment obligations of Interneuron to Ferrer pursuant to the Ferrer Agreement. Takeda would be responsible for funding future Phase 4 studies of citicoline in stroke and, in the future, Phase 3 studies for additional indications.

  In the event Takeda decides to terminate the Takeda Agreement following a review of the results of the ongoing Phase 3 clinical trial, the Takeda Agreement also grants an exclusive option to Takeda to negotiate a license in the U.S. and Canada for any one alternative Interneuron compound, excluding pagoclone. In the event Takeda terminates the Takeda Agreement, Takeda shall have a period of ten months (the "Negotiation Period") to evaluate and select a back-up compound and to negotiate the terms of a license agreement with respect to such compound with the Company. In the event that the parties are unable to enter into a license agreement upon completion of the Negotiation Period, for a period of six months following the end of the Negotiation Period the Company may not offer the compound selected by Takeda to any other party on terms more favorable than those offered to Takeda without first re-offering such compound to Takeda on such new terms. Under the Takeda Agreement, Takeda has the right to terminate the Takeda Agreement at any time on a county-by-country basis prior to the first NDA approval by the FDA and on not less than ninety days' written notice to Interneuron after the first NDA has been approved by the FDA. The parties have also agreed to indemnify one another under certain circumstances.

  The Company granted to Takeda a security interest in its patents relating to citicoline, and in the event Takeda licenses a back-up compound, the Company agreed to grant Takeda a security interest in the patents relating to such back-up compound. Takeda also has the right to require the Company to assign to Takeda intellectual property related to citicoline following the payment of the milestone payment relating to the FDA acceptance of the NDA for citicoline. The security interest and, if applicable, the assignment would be released if the Company achieves certain financial criteria. Interneuron and Takeda will jointly oversee the development and regulatory filings of citicoline in the U.S. and Canada. If citicoline receives marketing approval, Takeda has advised the Company that it intends to directly commercialize citicoline through Takeda Pharmaceuticals America, Inc., established in 1998 as the wholly-owned U.S. marketing subsidiary of Takeda. See "Risk Factors - A negative outcome of the citicoline trial would materially harm us."

  In January 1993, the Company entered into the Ferrer Agreement, granting the Company the exclusive right to make, use and sell any products or processes developed under patent rights relating to certain uses of citicoline in exchange for an up-front license fee and royalties based on sales. The Company's license includes patent and know-how rights in the U.S. and know-how rights in Canada, and is for a period coextensive with Ferrer's license from the Massachusetts Institute of Technology ("MIT"). The Ferrer Agreement provides that Ferrer may terminate the agreement under certain circumstances, including the insolvency or bankruptcy of Interneuron, in the event more than 50% of the ownership of Interneuron is transferred to a non-affiliated third party or in the event FDA approval of citicoline is not obtained by January 31, 2002. The Ferrer Agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control. The Ferrer Agreement requires Interneuron to use diligent efforts to obtain regulatory approval. The Ferrer Agreement requires the purchase from Ferrer of citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. If such conditions permit the purchase of bulk compound from a third party, the Company entered into an agreement with a manufacturer to supply citicoline bulk compound for commercial purposes and has assigned this agreement to Takeda.

  In June 1998, the Company licensed to Ferrer worldwide rights, except in the U.S. and Canada, to the Company's patent rights relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In exchange, the Company will be entitled to royalties from Ferrer on certain exports to, and sales of, the solid oral form of citicoline in certain countries upon its approval in each country. See "Patents and Proprietary Rights-Citicoline."

  Pagoclone: In December 1999, the Company entered into the Warner-Lambert
  ---------
Agreement under which it licensed to Warner-Lambert exclusive worldwide rights to commercialize pagoclone. Under the Warner-Lambert Agreement, the Company is entitled to receive $13,750,000 in an up-front payment and up to $60,000,000 in payments contingent upon the achievement of clinical and regulatory milestones. Warner-Lambert also agreed to pay Interneuron royalties on net sales. Under the Warner-Lambert Agreement, Warner-Lambert would be responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone for all indications on a worldwide basis. Under the Company's agreement with RPR, RPR is entitled to receive a portion of the payments to be received by the Company from Warner-Lambert. Subject to RPR's option to sublicense rights to market pagoclone in France, under certain conditions, Warner-Lambert has the right to sublicense its rights under the Warner-Lambert Agreement. Warner-Lambert has the right to terminate the Warner-Lambert Agreement on not less than six months written notice to Interneuron and in certain other circumstances. The parties have also agreed to indemnify one another under certain circumstances.

  In February 1994, the Company licensed from RPR exclusive worldwide rights for the manufacture, use and sale of pagoclone under patent rights and know-how related to the drug, except that Interneuron granted RPR an option to sublicense from Interneuron, under certain conditions, rights to market pagoclone in France. In exchange, the Company paid RPR a license fee and agreed to make milestone payments based on clinical and regulatory developments, and to pay royalties based on net sales. This license agreement may be terminated in certain circumstances such as material breach or insolvency. Unless earlier terminated, the license ends with respect to each country in the territory upon the expiration of the last to expire applicable patent in that country. The Company agreed to conduct at its expense and be responsible for all clinical trials with respect to pagoclone and all related regulatory submissions. Under the agreement, RPR has supplied limited quantities of raw materials and finished product for use in clinical trials. The license grants the Company the right to grant sublicenses on a worldwide basis, subject to RPR's written approval of the sublicensee, which approval shall not be unreasonably withheld. In connection with the Warner-Lambert Agreement, RPR consented to the sublicense to Warner-Lambert and Interneuron and RPR amended certain provisions of the agreement between RPR and Interneuron. In connection with RPR's consent, Interneuron agreed that in the event RPR exercises its option to sublicense pagoclone in France, Interneuron has an obligation to supply RPR with all of its requirements for pagoclone, and Warner-Lambert has agreed to assume such obligation. Interneuron agreed to indemnify RPR against claims and other damages resulting from the testing, manufacture, use and sale of pagoclone and is required to maintain product liability insurance.

  Trospium: In November 1999, the Company entered into the Madaus Agreement
  --------
under which it licensed from Madaus exclusive U.S. rights to develop and market trospium, an orally administered prescription drug product currently marketed as a treatment for overactive bladder in several European countries. In exchange, the Company has agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. Interneuron is responsible for all clinical development and regulatory activities and costs related to the compound in the U.S. Pursuant to the Madaus Agreement, Madaus is required to manufacture the product, provided certain conditions are met.

    IP 501: During 1997, the Company obtained an exclusive option to negotiate a
    ------
license to a compound (designated by the Company as IP 501) for the treatment and prevention of liver diseases, including alcohol-induced cirrhosis and Hepatitis C. The option grants Interneuron the right to obtain an exclusive license on certain specified terms, subject to the rights of the U.S. government, in North America, Japan and Korea, to an issued U.S. patent and U.S. and international patent applications, following Interneuron's review of data from an ongoing government-sponsored Phase 3 clinical trial. Interneuron's rights to this compound are subject to the negotiation and execution of a definitive license agreement on terms to be agreed upon by the parties.

  PACAP: In April 1998, the Company licensed from Tulane University exclusive,
  -----
worldwide rights to a U.S. patent and U.S. and foreign patent applications owned by Tulane relating to a novel neuropeptide, known as PACAP (pituitary adenylate cyclase activating polypeptide). Limited preclinical data suggests the potential of PACAP as a treatment for stroke, other neurodegenerative diseases and diabetes. Under terms of the license, the Company paid Tulane an up-front licensing fee, and agreed to fund research over a two-year period, make additional payments based on the achievement of clinical and regulatory review milestones and to pay Tulane royalties on net sales of any product developed from this program.

  Lidodex: In December 1996, the Company entered into an agreement with Algos
  -------
for the development and commercialization of a combination pharmacological product known as LidodexNS, which may offer the potential for relief of acute migraine headache through intranasal administration. The agreement establishes a multi-stage development collaboration between Algos and Interneuron and licenses to Interneuron rights, co-exclusive with Algos, to manufacture and market the combined agent. This collaboration will include certain pre-clinical studies, clinical trials and regulatory review activities overseen by a joint steering committee. The companies agreed to share in the marketing and profits of LidodexNS.

  Lilly License:  In June 1997, the Company entered into an agreement with Eli
  -------------
Lilly and Company and Eli Lilly S.A. ("Lilly") relating to the sublicense by the Company to Lilly of a U.S. patent and worldwide patent application rights covering the use of Prozac to treat disturbances of appetite and mood associated with premenstrual syndrome ("PMS"). The Lilly drug Prozac (fluoxetine hydrochloride), has not previously been approved to treat this indication. The Company received an up-front license fee of $1,000,000, and is entitled to additional payments based upon the achievement of development and regulatory milestones and royalties based upon net sales. In January 1999, the Company received a milestone payment of $500,000 from Lilly marking the completion of a clinical trial with Prozac for the treatment of PMS, and in October 1999 the Company received a milestone payment of $500,000 from Lilly based on the regulatory approval in the U.K. of Prozac to treat premenstrual dysphoric disorder, a severe form of PMS. The patent rights to the use of fluoxetine in treating PMS are licensed by the Company from MIT.

 Redux Agreements (See Item 3. Legal Proceedings.)
 ----------------

  Servier Agreements: The Servier Agreements, entered into in February 1990 and
  ------------------
as subsequently amended, grant the Company an exclusive right to market dexfenfluramine in the U.S. to treat obesity associated with abnormal carbohydrate craving. The agreements provide for royalties of 11.5% of net sales, with certain required minimum royalties. The license includes rights to Servier's Redux trademark.

  Servier has the right to terminate the license agreement upon the occurrence of certain events, including a sale or transfer of a substantial part of the Company's assets or a majority of its stock (other than in connection with a public offering), an acquisition by any party (other than existing stockholders or their affiliates as of the date of the Servier Agreements) of a 20% beneficial interest in the Company, or if the Company manifests an intent to market a substantially similar pharmaceutical product.

  An affiliate of Servier supplied the Company with all of the Company's bulk chemical requirements for dexfenfluramine for incorporation into the finished dosage formulation. Interneuron agreed to indemnify Servier under certain circumstances and Interneuron was required to name Servier as an additional insured on its product liability insurance policies. See "Risk Factors - The outcome of the Redux litigation could materially harm us" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  AHP Agreements: In November 1992, the Company entered into a series of
  --------------
agreements (the "AHP Agreements") which granted American Cyanamid Company the exclusive right to manufacture and market dexfenfluramine in the U.S. for use in treating obesity associated with abnormal carbohydrate craving, with the Company retaining copromotion rights. In 1994, AHP acquired American Cyanamid Company. The AHP Agreements are for a term of 15 years commencing on the date dexfenfluramine is first commercially introduced by AHP, subject to earlier termination. AHP has the right to terminate the AHP Agreements upon 12 months notice to the Company.

  Under the AHP Agreements, AHP purchased preferred stock of the Company for an aggregate purchase price of $3,500,000. As of September 30, 1999, AHP owned shares of Interneuron preferred stock convertible into an aggregate of 622,222 shares of Common Stock, subject to certain antidilution adjustments.

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

  Effective June 1996, the Company entered into a three-year copromotion agreement with Wyeth-Ayerst (the "Copromotion Agreement"). The Copromotion Agreement provided for Interneuron to promote Redux to certain diabetologists, endocrinologists, bariatricians and weight management specialists, subject to certain restrictions, and receive payments from AHP for a portion of the Company's actual costs. Interneuron was also entitled to varying percentages of profit derived from sales generated by its sales force, after deducting certain costs.

  Under the AHP Agreements, under certain circumstances, the Company is required to indemnify AHP, and the Company is entitled to indemnification by AHP against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company. See "Risk Factors - The outcome of the Redux litigation could materially harm us."

  During fiscal 1997, the Company entered into agreements with AHP and Servier for the development and commercialization in the U.S. of a sustained release, once-a-day form of Redux. Interneuron and AHP each paid Servier $2,000,000 in connection with the signing of the agreement. Following the withdrawal of Redux, this program was discontinued.

  Boehringer Ingelheim Agreement: In November 1995, the Company entered into a
  ------------------------------
manufacturing agreement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") under which Boehringer supplied, and the Company purchased, all of its requirements for Redux capsules. The contract contained certain minimum purchase and insurance commitments by the Company and required conformance by Boehringer to the FDA's cGMP regulations. Interneuron agreed to indemnify Boehringer under certain circumstances.

PATENTS AND PROPRIETARY RIGHTS

  Citicoline: The compound citicoline is not covered by a composition of
  ----------
matter patent. Pursuant to the Ferrer Agreement, Interneuron licensed from Ferrer a U.S. patent covering the administration of citicoline to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine, which expires in 2003. As described in the licensed patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuro-muscular disorders and post-stroke rehabilitation. Although the claim of the licensed patent is broadly directed to the treatment of inadequate release of brain acetylcholine, there can be no assurance this patent will afford protection against competitors of citicoline to treat ischemic stroke.

  U.S. patents were issued to Interneuron in September and October 1998 and in February 1999 relating to use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. The Company licensed worldwide rights to these patents to Ferrer, except in the U.S. and Canada, in exchange for which the Company will be entitled to royalties from Ferrer on certain exports to, and sales of, the solid oral form of citicoline in certain countries upon its approval in each country. Additional domestic and international patent applications have been filed by the Company. Interneuron licensed to Takeda in the U.S. and Canada the Ferrer and Interneuron patents and granted Takeda a security interest in Interneuron's patents.

  In addition to any proprietary rights provided by these patents, the Company intends to rely on the provisions of the Waxman-Hatch Act to obtain a period of marketing exclusivity in the U.S., if the FDA approves citicoline for marketing in the U.S., although there is no assurance market exclusivity will be granted. The Waxman-Hatch Act establishes a period of time from the date of FDA approval of certain new drug applications during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors, although it may accept or approve long-form applications (that is, other NDAs supported by pivotal studies) for such drug. The applicable period is five years in the case of drugs containing an active ingredient not previously approved. See "Risk Factors - We may depend on market exclusivity for citicoline and other products."

  Pagoclone: Interneuron licensed from RPR rights under U.S. and foreign
  ---------
patents and patent applications covering compositions of matter, processes, and metabolites of pagoclone. A U.S. composition of matter patent was issued in October 1990 and four related U.S. patents were issued in February and March 1996 and February and October 1997. Interneuron sublicensed to Warner-Lambert worldwide rights to these patents.

  Trospium: The compound trospium is not covered by a composition of matter
  --------
patent. Along with know how, Interneuron licensed from Madaus two U.S. patents, one of which relates to a process for manufacturing trospium and the other relates to the use of trospium to treat certain asthmatic conditions. These patents were issued in August 1989 and October 1988, respectively. The commercialization of trospium by the Company will not utilize these patents, and the Company intends to attempt to rely on the provisions of the Waxman-Hatch Act to obtain a period of market exclusivity in the U.S., if the FDA approves trospium in the U.S. for the intended indication.

  IP501: Interneuron has an exclusive option to negotiate a license to a U.S.
  -----
patent issued on February 8, 1994, relating to a phospholipid found in lecithin (IP 501). Three claims of this patent relate to methods of preventing or treating liver cirrhosis in mammals by administering an effective amount of the compound. Japanese counterparts are pending.

  PACAP: Under its agreement with Tulane University, the Company has rights
  -----
under several U. S. patents and patent applications, owned by Tulane or co-owned by Tulane and Takeda, which are directed to PACAP polypeptides, their compositions and methods of use for the treatment or prevention of brain damage. The Company also has rights under a number of European, Canadian and Japanese counterparts of these domestic patents and patent applications, which counterparts were filed generally in 1990.

  General: There can be no assurance that patent applications filed by the
  -------
Company or others, in which the Company has an interest as assignee, licensee or prospective licensee, will result in patents being issued or that, if issued, any of such patents will afford protection against competitors with similar technology or products, or could not be circumvented or challenged. In addition, certain products the Company is developing are not covered by any patents and, accordingly, the Company will be dependent on obtaining market exclusively under the Waxman-Hatch Act for such products. If the Company is unable to obtain strong proprietary rights protection of its products after obtaining regulatory clearance, competitors may be able to market competing generic products by obtaining regulatory clearance, by demonstrating equivalency to the Company's product, without being required to conduct the lengthy clinical tests required of the Company. Certain of the Company's agreements provide for reduced royalties in the event of generic competition. See "Risk Factors - We may depend on market exclusivity for citicoline and other products."

  The products being developed by the Company may conflict with patents which have been or may be granted to competitors, universities or others. Third parties could bring legal actions against the Company claiming patent infringement and seeking damages or to enjoin manufacturing and marketing of the affected product or the use of a process for the manufacture of such products. If any such actions are successful, in addition to any potential liability for damages and attorneys fees in certain cases, the Company could be required to obtain a license, which may not be available, in order to continue to manufacture or market the affected product or use the affected process. The Company also relies upon unpatented proprietary technology and may determine in some cases that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurance can be made that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or disclose such technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. The Company may also conduct research on other pharmaceutical compounds or technologies, the rights to which may be held by, or be subject to, patent rights of third parties. Accordingly, if products based on such technologies are commercialized, such commercial activities may infringe such patents or other rights which would require the Company to obtain a license to such patents or other rights. See "Risk Factors - We have limited patent protection on our products."

GOVERNMENT REGULATION

  Therapeutics: Most of the Company's products will require regulatory
  ------------
clearance prior to commercialization by the FDA and by comparable agencies in most foreign countries. The nature and extent of regulation differs with respect to different products. In order to test, produce and market certain therapeutic products in the United States, mandatory procedures and safety standards, approval processes, and manufacturing and marketing practices established by the FDA must be satisfied.

  An IND is required before human clinical use in the United States of a new drug compound or biological product can commence. The IND includes results of pre-clinical (animal) studies evaluating the safety and efficacy of the drug and a detailed description of the clinical investigations to be undertaken.

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

  With certain exceptions, once successful clinical testing is completed, the sponsor can submit an NDA for approval of a drug. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. There can be no assurance that the FDA or any foreign health authority will grant an approval on a timely basis, or at all. The FDA may deny an NDA, in its sole discretion, if it determines that its regulatory criteria have not been satisfied or may require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP regulations. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance. Manufacturing facilities, both foreign and domestic, also are subject to inspections by, or under the authority of, the FDA and by other federal, state, local or foreign agencies.

  Even after initial FDA or foreign health authority approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or foreign regulatory authority will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, an application seeking approval of such changes may be required to be submitted to the FDA or foreign regulatory authority. See "Risk Factors - If we fail to comply with government regulations it could negatively affect our business."

  Patent Term Extension and Market Exclusivity: Under the Waxman-Hatch Act, a
  --------------------------------------------
patent which claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for development and FDA review of the product. The Waxman-Hatch Act also establishes periods of market exclusivity, which are various periods of time following approval of a drug during which the FDA may not approve, or in certain cases even accept, applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data.

  The Company believes that citicoline may be entitled to patent extension and may be entitled to five years of market exclusivity under the Waxman-Hatch Act. However, there can be no assurance that the Company will be able to take advantage of either the patent term extension or marketing exclusivity provisions or that other parties will not challenge the Company's rights to such patent extension or market exclusivity.

  Other: The Federal Food, Drug, and Cosmetic Act, the Public Health Service
  -----
Act, the Federal Trade Commission Act, and other federal and state statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of drug, biological, medical device and food products. Noncompliance with applicable requirements can result, among other things, in fines, recall or seizure of products, refusal to permit products to be imported into the U.S., refusal of the government to approve product approval applications or to allow Interneuron to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution. The FDA may also assess civil penalties for violations of the Federal Food, Drug, and Cosmetic Act involving medical devices. The Federal Trade Commission may assess civil penalties for violations of the requirement to rely upon a "reasonable basis" for advertising claims for non-prescription and food products.

REDUX WITHDRAWAL (See Item 3. Legal Proceedings)

  Product Liability Litigation: Following the market withdrawal of Redux in
  ----------------------------
September 1997, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 1,965 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the District Court for coordinated or consolidated pretrial proceedings.

  Rejected Settlement:  On September 25, 1998, the District Court
  -------------------
preliminarily approved an Agreement of Compromise and Settlement (the "Settlement Agreement"), which was later rejected by the District Court as described below, relating to a proposed settlement of all product liability litigation and claims against Interneuron related to Redux. The District Court also conditionally certified a limited fund class action and, thereafter, issued stays halting all Redux product liability litigation against the Company, pending and future, in federal and state courts. The District Court conducted a fairness hearing in the second quarter of fiscal 1999 regarding the proposed Settlement Agreement.

  Following a decision from the U.S. Supreme Court (the "Supreme Court") overturning a putative "limited fund" class action settlement relating to asbestos litigation against Fibreboard Corporation, the District Court, on September 27, 1999, rejected the Settlement Agreement, finding that it did not meet the requirements for limited fund class actions described by the Supreme Court. The District Court also vacated the stays of pending and future litigation previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling. That petition is still pending.

  On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP's product liability litigation related to Redux and Pondimin. The Company is presently in discussions with AHP and the Plaintiffs' Management Committee regarding avenues for the Company to reach a comprehensive resolution of its outstanding Redux-related litigation. The Company cannot predict whether any settlement will be reached or the terms of any settlement.

  Interpleader Litigation:  On November 20, 1998, December 30, 1998 and
  -----------------------
February 5, 1999, the Company's three product liability insurers filed actions against Servier and the Company in the District Court, pursuant to the federal interpleader statute. The aggregate limits of the three commercial excess insurance policies issued by the insurers to the Company are $40,000,000 in tiers of $20,000,000, $5,000,000 in excess of $20,000,000, and $15,000,000 in excess of $25,000,000. The insurers allege that both the Company and Servier have asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies, which is subject to ongoing claims by the Company and Servier, into the registry of the District Court.

  Securities Litigation:  The Company and certain present or former directors
  ---------------------
and/or officers of the Company have also been named as defendants in nine lawsuits filed by alleged purchasers of the Company's Common Stock, purporting to be class actions, claiming violation of the federal securities laws. On December 9, 1999, the U.S. District Court for the District of Massachusetts
(the "Massachusetts Federal Court") issued preliminary approval of a proposed settlement to these lawsuits. If final approval is issued, the proposed terms of the settlement will be entirely funded by insurance proceeds. See "Item 3-Legal Proceedings-Securities Litigation."

  General:  Although the Company maintains certain product liability and
  -------
director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to be required to devote significant management time and resources to these legal actions. In the absence of a settlement and in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. Even if a settlement is reached, the terms of such settlement may include cash and/or the issuance of the Company's securities, which may materially adversely affect the Company's financial condition and results of operations and result in dilution to the Company's stockholders. The uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business, financial condition and results of operations. See "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors-The outcome of the Redux litigation could materially harm us" and Note G of Notes to Consolidated Financial Statements.

  Background; Regulatory Approval, Labeling and Safety Issues: Redux
  -----------------------------------------------------------
(dexfenfluramine) is chemically related to Pondimin (fenfluramine). Fenfluramine is a drug made up of two mirror-image halves - a "right-handed" half (d-isomer) and "left-handed" half (l-isomer) - and dexfenfluramine is the right-handed isomer of fenfluramine (the left-handed half is "levofenfluramine"). Dexfenfluramine alone is a separate drug from the combined dexfenfluramine/levofenfluramine molecule that is fenfluramine.

  Redux received clearance on April 29, 1996 by the FDA for marketing as a twice-daily prescription therapy to treat obesity and was launched in June 1996. Until its withdrawal, under license and copromotion agreements, Redux was marketed in the U.S. by Wyeth-Ayerst and copromoted by the Company.

  Included in the FDA-approved labeling for Redux were references to certain risks that may be associated with dexfenfluramine and which were highlighted during the FDA's review of the drug. One issue related to whether there is an association between appetite suppressants, including dexfenfluramine, and the development of primary pulmonary hypertension ("PPH"), a rare but serious lung disorder estimated to occur in the general population at one to two cases per million adults per year. An epidemiologic study conducted in Europe known as IPPHS (International Primary Pulmonary Hypertension Study) examined risk factors for PPH and showed that among other factors, weight reduction drugs, including dexfenfluramine, and obesity itself were associated with a higher risk of PPH. In the final report of IPPHS, published in The New England Journal of Medicine
                                           -----------------------------------
(August 29, 1996), the authors re-classified and included certain previously excluded cases of PPH, resulting in an increase in the estimated yearly occurrence of PPH for patients taking appetite suppressants for greater than three months' duration to be between 23 and 46 cases per million patients per year. The revised labeling for Redux disclosed this revised estimate.

  The FDA-approved labeling for Redux also included discussion as to whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies conducted by third parties related to this issue purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity. In connection with the approval of Redux, the Company and Wyeth-Ayerst had agreed with the FDA to conduct a Phase 4, or post-marketing, study with patients taking Redux. Following the withdrawal of Redux, this study was terminated.

  In July 1997, the Mayo Clinic reported observations of heart valve abnormalities in 24 patients taking the combination of fenfluramine and phentermine (commonly referred to as the "fen-phen" combination). The Mayo Clinic cases were subsequently reported in an article appearing in the
August 28, 1997 issue of The New England Journal of Medicine. This article was
                         -----------------------------------
accompanied by a letter to the editor from the FDA reporting additional cases of heart valve disease in 28 patients taking the combination of phentermine and fenfluramine, two patients taking fenfluramine alone, four patients taking Redux alone and two patients taking Redux and phentermine.

  The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine. These observations, presented to the Company in September 1997, indicated an incidence of approximately 30%. Although these observations reflected a preliminary analysis of pooled information and were difficult to evaluate because of the absence of matched controls and pretreatment baseline data for these patients, the Company believes it was prudent, in light of this information, to have withdrawn Redux from the market.

  Additional adverse event reports of abnormal heart valve findings in patients using Redux or fenfluramine alone or in combination with other weight loss agents continue to be received by Interneuron, Wyeth-Ayerst, and the FDA. These reports have included symptoms such as shortness of breath, chest pain, fainting, swelling of the ankles or a new heart murmur.

  Subsequent Clinical Studies: Subsequent to the withdrawal of Redux, a number
  ---------------------------
of studies have been conducted by third parties, including Wyeth-Ayerst, and one study was conducted by Interneuron, to assess the differences in cardiovascular clinical outcomes between patients who had taken Redux or the fen-phen combination, compared to an untreated group. In general, these studies were conducted and analyzed by independent panels of cardiologists to compare the incidence of significant heart valve abnormalities in treated compared to non-treated groups. Patients were selected and assigned to these groups randomly. Readings of patient echocardiograms have generally been made on a blinded basis by cardiologists who do not know from which group individual echocardiograms were taken. Findings of these studies have been presented or reported by their respective third party sponsors or researchers. Based on the results of studies announced to date, the incidence of cardiac valve abnormalities has been shown to be less than that suggested by the original FDA preliminary analysis. In general, these studies have shown either no or relatively small differences, although in some cases statistically significant, between the incidence of cardiac valve abnormalities, as defined by the FDA, among patients who took Redux and placebo-treated patients and that the incidence of such abnormalities among Redux patients was less than previously reported estimates. Findings from these studies differ with regard to the strength and clinical significance of the association. Differences in trial design preclude precise comparison. A summary of the results of the study sponsored by the Company follows.

  Interneuron Sponsored Clinical Study: Preliminary results of a blinded,
  ------------------------------------
matched control group, multi-center clinical study sponsored by the Company and presented on November 10, 1998 at the Scientific Sessions of the American Heart Association showed a low overall incidence of FDA-defined cardiac valve abnormalities among 223 patients who took Redux for three months or longer when compared to 189 individuals who had not taken Redux. Final results were
published in the November 23, 1999 issue of Circulation.   No severe and very
                                            -----------
few moderate cases of valvular regurgitation were found in either Redux patients or non-Redux subjects. The incidence of cardiac valve abnormalities among Redux patients reported in this study, although statistically significant, was far less than some previously reported estimates.

  The average duration of Redux use among all Redux patients in this study was approximately seven months. The study was designed to evaluate the impact of long-term use of Redux alone upon the incidence of cardiac valve disease as defined by the FDA. Market research data indicates that more than 80% of patients who were prescribed Redux in the U.S. received drug therapy for 90 days or less and only approximately 6.5 percent of patients took Redux for six months or more.

  Analyses were conducted based on echocardiographic data from the total patient population entered into the study and also from the core group, which included only the matched pairs. The FDA has defined significant cardiac valve regurgitation as mild or greater aortic valve regurgitation and/or moderate or greater mitral valve regurgitation. Previous reports had estimated rates of cardiac valve regurgitation among anorexigen-treated patients of up to 30%.

  Final analyses showed that among all study participants, 1.3% of Redux patients and 0.5% of non-treated patients (p = not significant) met the FDA's definition of mitral valve regurgitation. With respect to aortic valve regurgitation, in all patients, 6.3% of Redux patients and 1.6% of non-treated patients met the FDA's definition (p = 0.01). Among the core group of matched pairs, 6.4% of Redux patients and 1.7% of non-treated controls (p = 0.03) met this definition. Among the core group of matched pairs, there was no statistically significant difference in mitral valve regurgitation. For all patients with either aortic or mitral valve regurgitation meeting FDA criteria, the incidence was 2.1% for controls and 7.6% for the Redux patients (p = 0.02). In summary, the prevalence of aortic valve regurgitation was statistically significantly greater in the Redux-treated group than in the control group.

  When the time from discontinuation of Redux treatment to echocardiogram was analyzed, there was a statistically significant difference in regurgitation rates in Redux patients versus controls for the (less than) 8.3 month group but not the (greater than) 8.3 month group, possibly indicating decreased prevalence over time after discontinuation. There was a significant interaction between Redux treatment and blood pressure at the time of echocardiogram, resulting in an increased prevalence of aortic regurgitation with higher blood pressure. This interaction did not exist for the control group. The Redux patients and controls had similar blood pressures at baseline, but the Redux patients had significantly higher post-echocardiogram blood pressures than did the controls. Finally, concomitant use of a drug with MAO (monoamine oxidase) inhibitory properties may be a factor contributing to the occurrence of regurgitation. Such drugs were contraindicated with the use of Redux.

  Marketing and Manufacturing:  With respect to the marketing and manufacture
  ---------------------------
of Redux, the Company sublicensed U.S. marketing rights to AHP, while retaining copromotion rights. Redux was launched in June 1996 and withdrawn in September 1997. The Company relied on AHP to target the obesity market and for distribution and advertising and promotional activities. The Company copromoted Redux through an approximately 30-person sales force to selected diabetologists, endocrinologists, bariatricians, nutritionists and weight management specialists, subject to certain restrictions. Under a contract manufacturing agreement, Boehringer produced on behalf of Interneuron commercial scale quantities of the finished dosage formulation of Redux in capsule form.

  Patents and Proprietary Rights: The Servier Agreements granted the Company
  ------------------------------
an exclusive license to sell dexfenfluramine in the U.S. under a patent covering the use of dexfenfluramine to treat abnormal carbohydrate craving, which was sublicensed by the Company to AHP. Use of dexfenfluramine for the treatment of abnormal carbohydrate craving was patented by Drs. Richard Wurtman and Judith Wurtman. Dr. Richard Wurtman was a consultant to and a director of Interneuron. This use patent was assigned to MIT and licensed by MIT to Servier, and pursuant to the Servier Agreements, was licensed to the Company.

EMPLOYEES

  As of September 30, 1999, Interneuron had 38 full-time employees. None of the Company's employees is represented by a labor union and Interneuron believes its employee relations are satisfactory. The Company is highly dependent upon certain key personnel and believes its future success will depend in large part on its ability to retain such individuals and attract other highly skilled management, marketing and scientific personnel. See "Risk Factors - The outcome of the Redux litigation could materially harm us."

Item 2. Properties

  The Company leases an aggregate of approximately 43,300 square feet of office space in Lexington, MA. The lease expires in April 2002 and provides for annual rent of approximately $696,000. The Company has guaranteed certain of Incara's lease obligations. See Note F of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings (See "Business - Redux Withdrawal")

  Product Liability Litigation: Subsequent to the market withdrawal of Redux
  ----------------------------
in September 1997, the Company has been named, together with other pharmaceutical companies, as a defendant in approximately 1,965 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiffs' allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen-phen"), causes, among other things, PPH, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

  On September 25, 1998, the District Court preliminarily approved the Settlement Agreement relating to a proposed settlement of all product liability litigation and claims against Interneuron related to Redux, which was later rejected by the District Court as described below. The District Court also conditionally certified a limited fund class action and, thereafter, issued stays halting all Redux product liability litigation against the Company, pending and future, in federal and state courts. The District Court conducted a fairness hearing in the second quarter of fiscal 1999 regarding the proposed Settlement Agreement.

  The Settlement Agreement required Interneuron to deposit a total of approximately $15,000,000 in three installments into a settlement fund. In addition, the Settlement Agreement provided for Interneuron to cause all remaining and available product liability insurance proceeds related to Redux to be deposited into the settlement fund. Interneuron also agreed to make royalty payments to the settlement fund, in the total amount of $55,000,000, based upon revenues related to Interneuron products, over a seven year period commencing after the settlement would have become final. If, at the end of that seven-year period, the amount of royalty payments made by Interneuron were less than $55,000,000, the settlement fund would be entitled to receive the number of shares of Interneuron Common Stock equal to the unpaid balance divided by $7.49 per share, subject to adjustment in certain circumstances.

  Following a decision from the Supreme Court overturning a putative "limited fund" class action settlement relating to asbestos litigation against Fibreboard Corporation, the District Court, on September 27, 1999, rejected the Settlement Agreement, finding that it did not meet the requirements for limited fund class actions described by the Supreme Court . The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling. That petition is still pending.

  On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP's product liability litigation related to Redux and Pondimin. The Company is presently in discussions with AHP and the Plaintiffs' Management Committee regarding avenues for the Company to reach a comprehensive resolution of its outstanding Redux-related litigation. The Company cannot predict whether any settlement will be reached or the terms of any settlement.

  Interpleader Litigation:  On November 20, 1998, December 30, 1998 and
  -----------------------
February 5, 1999, the Company's three product liability insurers filed actions against Servier and the Company in the District Court, pursuant to the federal interpleader statute. The aggregate limits of the three commercial excess insurance policies issued by the insurers to the Company is $40,000,000 in tiers of $20,000,000, $5,000,000 in excess of $20,000,000, and $15,000,000 in excess of $25,000,000. The insurers allege that both the Company and Servier have asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies, which is subject to ongoing claims by the Company and Servier, into the registry of the District Court.

  Securities Litigation: The Company and certain present or former directors
  ---------------------
and/or officers of the Company were named as defendants in nine lawsuits filed in the Massachusetts Federal Court by alleged purchasers of the Company's Common Stock, purporting to be class actions. The lawsuits claim, among other things, that the Company violated the federal securities laws by publicly disseminating materially false and misleading statements concerning the prospects and safety of Redux, resulting in the artificial inflation of the Company's Common Stock price during various alleged class periods, the earliest commencing December 16, 1996 through September 17, 1997.

  On January 23, 1998, the Massachusetts Federal Court entered an order consolidating all of these actions for pretrial purposes. The plaintiffs subsequently filed a First Amended And Consolidated Class Action Complaint [Corrected Version] (the "Complaint") containing substantially similar substantive allegations against the Company, one officer and director and one director of the Company and alleging a class period of December 19, 1996 through September 15, 1997. The Complaint does not specify the amount of alleged damages plaintiffs seek to recover. On May 11, 1998, the defendants moved to dismiss the Complaint. On August 14, 1998, the Company received notice that the defendants' motion to dismiss was denied.

  On September 23, 1998, the Massachusetts Federal Court issued a procedural order establishing a schedule for class certification briefing, fact and expert discovery, dispositive motions briefing and trial. On June 3, 1999, the Massachusetts Federal Court issued Practice and Procedure Order No. 9 which, following extensive briefing and oral argument, dismissed plaintiffs' motion for class certification.

  On July 30, 1999, the Court issued Practice and Procedure Order No. 11, which stayed all deadlines set by the Massachusetts Federal Court's September 23, 1998 Order pending approval of a proposed settlement. The parties are negotiating stipulated settlement papers, settling the lawsuits on a class-wide basis, which are expected to cover a class period of March 24, 1997 to July 8, 1997. While there can be no assurance that the settlement will be approved by the Massachusetts Federal Court, the proposed settlement received preliminary approval on December 9, 1999. If final approval is received, the proposed terms of the settlement will be entirely funded by insurance proceeds. The Company continues to deny all liability.

  General: Pursuant to agreements between the parties, under certain
  -------
circumstances, the Company may be required to indemnify Servier, Boehringer and AHP, and the Company may be entitled to indemnification by AHP, against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company.

  Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to be required to devote significant management time and resources to these legal actions. In the absence of a settlement and in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. Even if a settlement is reached, the terms of such settlement may include cash and/or the issuance of the Company's securities, which may materially adversely affect the Company's financial condition and results of operations and result in dilution to the Company's stockholders. The uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors - The outcome of the Redux litigation could materially harm us" and Note G of Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable

EXECUTIVE OFFICERS

The following table sets forth the names and positions of the executive officers of the Company:

Name                           Age   Position
------                         ---   --------
Glenn L. Cooper, M.D.          46    President, Chief Executive Officer and
                                     Director

Mark S. Butler                 53    Executive Vice President, Chief
                                     Administrative Officer and General Counsel

Michael W. Rogers              39    Executive Vice President, Chief Financial
                                     Officer and Treasurer

Bobby W. Sandage, Jr., Ph.D.   46    Executive Vice President, Research and
                                     Development and Chief Scientific Officer

  Glenn L. Cooper, M.D. has been President, Chief Executive Officer and a director of the Company since May 1993. Dr. Cooper was also Progenitor's President and Chief Executive Officer from September 1992 to June 1994. Dr. Cooper is a director of Genta Incorporated ("Genta"), a publicly-traded biotechnology company and Procept Incorporated, a publicly-traded biotechnology and internet company. Prior to joining Progenitor, Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx Pharmaceuticals Corporation from August 1990. Dr. Cooper had been associated with Eli Lilly since 1985, most recently, from June 1987 to July 1990, as Director, Clinical Research, Europe, of Lilly Research Center Limited; from October 1986 to May 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from June 1985 to September 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories. Dr. Cooper received his M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and received his A.B. from Harvard College.

  Mark S. Butler joined the Company in December 1993 as Senior Vice President and, in December 1995 was appointed Executive Vice President, Chief Administrative Officer and General Counsel. Prior to joining the Company,
Mr. Butler was associated with the Warner-Lambert Company since 1979, serving as Vice President, Associate General Counsel since 1990, as Associate General Counsel from 1987 to 1990, Assistant General Counsel from 1985 to 1987 and in various other legal positions from 1979 to 1985. From 1975 to 1979, Mr. Butler was an attorney with the law firm of Shearman & Sterling.

  Michael W. Rogers joined the Company in February 1999 as Executive Vice President, Chief Financial Officer and Treasurer. From February 1998 to December 1998 Mr. Rogers was Executive Vice President and Chief Financial and Corporate Development Officer at Advanced Health Corporation, a publicly-traded health care information technology company. From July 1995 to November 1997, he was Vice President, Chief Financial Officer and Treasurer of AutoImmune Inc., a publicly-traded biopharmaceutical company. From July 1994 to July 1995,
Mr. Rogers was Vice President, Investment Banking at Lehman Brothers, Inc. From 1990 to 1994 he was associated with PaineWebber, Inc., serving most recently as Vice President, Investment Banking Division.

  Bobby W. Sandage, Jr., Ph.D. joined the Company in November 1991 as Vice President - Medical and Scientific Affairs and was appointed Vice President - Research and Development in February 1993, Senior Vice President -Research and Development in February 1994 and Executive Vice President Research and Development and Chief Scientific Officer in December 1995. From February 1989 to November 1991 he was Associate Director, Project Management for the Cardiovascular Research and Development division of DuPont Merck Pharmaceutical Company. From May 1985 to February 1989 he was affiliated with the Medical Department of DuPont Critical Care, most recently as associate medical director, medical development. Dr. Sandage is an adjunct professor in the Department of Pharmacology at the Massachusetts College of Pharmacy. Dr. Sandage received his Ph.D. in Clinical Pharmacy from Purdue University and his B.S. in Pharmacy from the University of Arkansas. He is a director of Genta, a publicly traded biotechnology company.

                               _________________


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, there were no reports required under Section 16(a) of the Securities Exchange Act of 1934 which were not timely filed during fiscal 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Price Range of Securities
  -------------------------

  Interneuron's Common Stock trades on the Nasdaq National Market under the
symbol "IPIC."   The table below sets forth the high and low sales prices of
Interneuron's Common Stock as reported by the Nasdaq National Market for the periods indicated. These prices are based on quotations between dealers, do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

                                                   High       Low
                                                   ----       ---
Fiscal Year Ended September 30, 1999:

          July 1 through September 30, 1999      $   4 1/2  $ 1 7/32

          April 1 through June 30, 1999              3 1/4   2 13/32

          January 1 through March 31, 1999               6   2 13/16

          October 1 through December 31, 1998        3 7/8     2 1/2


Fiscal Year Ended September 30, 1998:

          July 1 through September 30, 1998      $  5 1/16  $  2 1/2

          April 1 through June 30, 1998             15 1/2     3 1/8

          January 1 through March 31, 1998        10 15/16   7 11/16

          October 1 through December 31, 1997       13 3/4     9 1/8

  Approximate Number of Equity Security Holders
  ---------------------------------------------

  The number of holders of record of the Company's Common Stock as of December 16, 1999 was approximately 656.

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

Item 6. Selected Financial Data

  The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with the more detailed consolidated financial statements of the Company and the notes thereto which have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report thereon is included elsewhere in this Annual Report on Form 10-K along with said financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            Fiscal Years Ended September 30,
                                                             --------------------------------------------------------------
                                                               1995        1996          1997         1998          1999
                                                             --------    ---------     ---------    ---------     ---------
STATEMENT OF OPERATIONS DATA:
(Amounts in thousands except per share data)

     Product revenue                                         $     --    $  13,779     $  55,945    $      --     $      --
     Contract and license fee revenue                           3,463        8,335        11,039        6,488         1,599
                                                             --------    ---------     ---------    ---------     ---------
     Total revenues                                             3,463       22,114        66,984        6,488         1,599

     Cost of product revenue                                       --       11,454        41,144           --            --
     Research and development                                  15,070       17,344        50,180       39,762        35,710
     Selling, general and administrative                        7,142       13,991        19,581       21,975        11,030
     Product withdrawal                                            --           --         7,528           --            --
     Purchase of in-process research and development               --        6,434         3,044          500         2,421
     Loss from operations                                     (18,749)     (27,109)      (54,493)     (55,749)      (47,562)

     Investment income, net                                       894        4,135         8,944        5,465         2,189
     Equity in unconsolidated subsidiary                           --           --        (9,028)      (4,040)          250
     Loss from continuing operations                          (17,292)     (22,400)      (49,670)     (50,485)      (38,578)

     Discontinued operations                                     (689)      (5,586)       (5,586)     (19,477)          816
     Net loss                                                 (17,981)     (27,986)      (55,256)     (69,962)      (37,762)

     Net loss per common share from continuing operations    $  (0.57)   $   (0.61)    $   (1.21)   $   (1.22)    $   (0.92)
     (Loss)/income per common share from discontinued
        operations                                           $  (0.02)   $   (0.15)    $   (0.14)   $   (0.47)    $    0.02
     Net loss per common share - basic and diluted           $  (0.59)   $   (0.76)    $   (1.35)   $   (1.69)    $   (0.90)
     Weighted average common shares outstanding                30,604       37,004        41,064       41,468        41,898

                                                                                     September 30,
                                                             --------------------------------------------------------------
                                                               1995        1996          1997         1998          1999
                                                             --------    ---------     ---------    ---------     ---------
BALANCE SHEET DATA:
(Amounts in thousands)

     Working capital                                         $ 25,755    $ 155,246     $  82,229    $  41,417     $   4,083
     Total assets                                              37,516      186,438       152,930       78,197        26,638
     Long-term portion of notes payable
        and capital lease obligations                             782          542         1,734        1,663             2
     Total liabilities                                         10,486       22,303        43,962       30,842        20,327
     Accumulated deficit                                      (78,792)    (106,778)     (162,034)    (231,996)     (269,758)
     Total stockholders' equity                                21,392      144,762        96,009       39,856         6,122

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

General
-------

  Redux

    Product Liability Litigation and Rejected Settlement:

  Following the market withdrawal of Redux in September 1997, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 1,965 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

  Following a decision from the U.S. Supreme Court overturning a putative "limited fund" class action settlement relating to asbestos litigation against Fibreboard Corporation, the District Court, on September 27, 1999, rejected the Settlement Agreement, finding that it did not meet the requirements for limited fund class actions described by the Supreme Court. The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling. That petition is still pending.

  On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP's product liability litigation related to Redux and Pondimin. The Company is presently in discussions with AHP and the Plaintiffs' Management Committee regarding avenues for the Company to reach a comprehensive resolution of its outstanding Redux-related litigation. The Company cannot predict whether any settlement will be reached or the terms of any settlement. Any settlement will likely result in substantial charges to operations, have a material adverse effect on the Company's net stockholders' equity and require substantial cash payments and/or equity issuances.

    Interpleader Litigation:

  On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed actions against Servier and the Company in the District Court, pursuant to the federal interpleader statute. The aggregate limits of the three commercial excess insurance policies issued by the insurers to the Company is $40,000,000 in tiers of $20,000,000, $5,000,000 in excess of $20,000,000, and $15,000,000 in excess of $25,000,000. The insurers allege that both the Company and Servier have asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies, which is subject to ongoing claims by the Company and Servier, into the registry of the District Court.

    Risk Management:

  Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to be required to devote significant management time and resources to these legal actions. In the absence of a settlement and in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. Even if a settlement is reached, the terms of such settlement may include cash and/or the issuance of the Company's securities, which may materially adversely affect the Company's financial condition and results of operations and result in dilution to the Company's stockholders. The uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business, financial condition and results of operations. See Item 3. "Legal Proceedings," "Risk Factors - The outcome of the Redux litigation could materially harm us" and Note G of Notes to Consolidated Financial Statements.

  Citicoline

  Citicoline is under development as a potential treatment for ischemic stroke. The Company is substantially dependent on FDA approval of and, if FDA approval is obtained, successful marketing of the drug. In December 1999, the Company entered into the Takeda Agreement under which the Company licensed to Takeda exclusive rights to commercialize citicoline in the U.S. and Canada. In exchange Takeda agreed to pay Interneuron $13,000,000 in licensing and other guaranteed payments, of which approximately $11,500,000 has been received to date, and up to $60,000,000 in payments contingent upon the achievement of future regulatory milestones in the U.S. and Canada and royalties on net sales. In addition, Takeda agreed to fulfill the royalty payment obligations of Interneuron to Ferrer, pursuant to Interneuron's agreement with Ferrer. Takeda would be responsible for funding any future Phase 4 studies of citicoline in stroke and, in the future, any Phase 3 studies for any additional indications. The Takeda Agreement also grants to Takeda an exclusive option to negotiate a license for any one alternative Interneuron compound, other than pagoclone, in the event Takeda terminates the Takeda Agreement following a review of the results of the ongoing Phase 3 clinical trial. The Company licensed in fiscal 1993 from Ferrer certain patent and know-how rights in the United States and Canada relating to the use of citicoline in exchange for a royalty initially equal to 6% of net sales of citicoline.

  In June 1998, the Company initiated an 899-person Phase 3 clinical trial which is comparing the change in neurological function at 12 weeks following ischemic stroke of citicoline-treated patients with that of patients who received placebo. Patients were treated with 2000 milligrams of citicoline or placebo daily for six weeks with a six week follow-up period. The Company anticipates that preliminary results from this clinical trial will be available in January 2000. The 2000 milligram dose level is higher than the dose used in the Company's two most recent citicoline clinical trials but was used in the Company's first Phase 3 trial in which patients treated with this dose achieved the primary endpoint of improved neurological function. Depending upon the evaluation of the results from this trial, the Company will determine whether to re-submit the NDA for citicoline to the FDA. Even if the NDA is re-submitted, as to which there is no assurance, the Company is unable to predict whether or when the FDA would grant authorization to market citicoline in the U.S.

  The Company withdrew its NDA for citicoline in April 1998. The Company had submitted the NDA to the FDA for citicoline in December 1997. The citicoline NDA had been accepted for filing and assigned priority and fast-track review status. A priority review status reflects the FDA's commitment to review the NDA within six months following submission. A fast-track designation indicates that the FDA has determined a drug is intended to treat a serious or life-threatening condition and that the FDA can take actions to expedite the development and review of the drug. While there can be no assurance that any resubmission of a citicoline NDA would be assigned a priority review status, the indication of stroke presently warrants such NDA review status.

  As of September 30, 1999, the remaining expenditures of all currently planned clinical trials and related studies and NDA preparation for citicoline, for which the Company is responsible, were estimated, based upon current trial protocols, to aggregate approximately $10,000,000. The costs of any related or additional clinical studies, which will depend upon the results of the on-going trial, FDA requirements, and Takeda's election to continue the Takeda Agreement will be the obligation of Takeda. If Takeda terminates the Takeda Agreement and the Company elects to continue citicoline development, as to which there is no assurance, the Company would be responsible for any such development costs.

  Pursuant to the Takeda Agreement, Takeda is responsible for commercial manufacturing of citicoline. Takeda has advised the Company that it intends to commercialize citicoline through Takeda Pharmaceuticals America, Inc., established in 1998 as the wholly owned U.S. marketing subsidiary of Takeda. The Company will be dependent upon Takeda or third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing in accordance with cGMP regulations, and will be dependent on Takeda for the marketing and distribution of citicoline. Supplies of citicoline finished product used for clinical purposes have been and are being produced on a contract basis by third party manufacturers. The Ferrer Agreement requires the purchase from Ferrer of citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. If such conditions permit the purchase of bulk compound from a third party, the Company entered into an agreement with a manufacturer to supply citicoline bulk compound for commercial purposes and has assigned this agreement to Takeda. Any citicoline manufacturing facilities are subject to FDA inspection. There can be no assurance Takeda or its suppliers can or will establish on a timely basis, or maintain, manufacturing capabilities of bulk compound and finished product required to obtain regulatory approval or that any facilities used to produce citicoline will have complied, or will be able to maintain compliance, with cGMP or that Takeda or its suppliers will be able to meet manufacturing requirements on a timely basis or at all. See "Risk Factors - A negative outcome of the citicoline trial would materially harm us" and "We will depend on Takeda and other third parties to manufacture and market citicoline."

  Pagoclone

  The Company is developing pagoclone as a drug to treat panic and generalized anxiety disorders. The Company licensed from RPR exclusive worldwide rights (subject to RPR's option to obtain a sublicense in France under certain conditions) to pagoclone, in exchange for license fees, milestone payments and royalties based on net sales.

  In August 1998, the Company announced results of its Phase 2/3 trial involving 277 patients showing that treatment with pagoclone statistically significantly reduced the frequency of panic attacks among patients suffering from panic disorder. In addition, pagoclone was well-tolerated by these patients, with no evidence of sedation and no apparent withdrawal symptoms in this study. Based on the results of this trial, Interneuron believes it has identified an optimal dose of pagoclone for Phase 3 clinical testing.

  Under the Warner-Lambert Agreement, the Company is entitled to receive $13,750,000 in an up-front payment and up to $60,000,000 in payments contingent upon the achievement of clinical and regulatory milestones. Warner-Lambert also agreed to pay Interneuron royalties on net sales. Under the Warner-Lambert Agreement, Warner-Lambert would be responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone for all indications on a worldwide basis. Under the Company's agreement with RPR, RPR is entitled to receive a portion of the payments to be received by the Company from Warner-Lambert. See "Risk Factors-We will depend on Warner-Lambert to develop, manufacture and market pagoclone."

  Trospium

  In November 1999, the Company licensed exclusive U.S. rights from Madaus to market trospium, an orally administered prescription drug product currently marketed for urge incontinence (overactive bladder) in several European countries. In exchange, the Company agreed to pay Madaus regulatory milestone, royalty and sales milestone payments.

The Company intends to file an IND and initiate a Phase 3 clinical study with this drug, in late 2000. Costs relating to the currently anticipated development program, including the costs related to an NDA submission, are estimated by the Company to be approximately $15,000,000.

  IP 501

  During 1997, the Company obtained an exclusive option to negotiate a license to a compound, designated by the Company as IP 501, for the treatment and prevention of liver diseases, including alcohol-induced cirrhosis and Hepatitis
C. The option grants the Company the right to obtain an exclusive license on certain specified terms, subject to the rights of the U.S. government in North America, Japan and Korea, to an issued U.S. Patent and U.S. and international patent applications, following Interneuron's review of future clinical data. Interneuron's rights to this compound are subject to the negotiation and execution of a definitive license agreement on terms to be agreed upon by the parties.

  This orally administered compound is currently being studied in a Phase 3 clinical study sponsored by the Veterans Administration. The 800-patient trial is fully enrolled. Completion of the study is currently expected in mid-2000. The study is designed to have periodic interim analyses, which could lead to earlier termination or an extension of the trial. The primary endpoint of the study is improvement in liver histology, or condition, among drug-treated pre-cirrhotic patients compared with placebo patients, as measured by serial liver biopsies.

  BEXTRA

  Through CPEC, its 65% owned subsidiary, the Company intended to develop BEXTRA (bucindolol) as a drug to treat congestive heart failure. On July 29, 1999, CPEC received notification that BEST was terminated at the recommendation of the BEST Data and Safety Monitoring Board, based upon the absence of significant survival advantage of treatment with bucindolol. The Company has determined not to proceed with BEXTRA development. See Note M of Notes to Consolidated Financial Statements.

Results of Operations
---------------------

Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

  Total revenues, consisting of contract and license fee revenue, decreased $4,889,000, or 75%, to $1,599,000 in fiscal 1999 from $6,488,000 in fiscal 1998.
The decrease in contract and license fee revenue was primarily the result of the absence in fiscal 1999 of revenue generated by Incara from Astra Merck, Inc. ("Astra Merck") due to the termination in September 1998 of the Development and Marketing Collaboration and License Agreement between Astra Merck, Incara and CPEC, Inc. (the "Astra Merck Collaboration") and decreased revenue from Merck & Co., Inc. ("Merck") related to product development at Incara Research Laboratories ("IRL"), a division of Incara which assumed the operations of Transcell after the merger of Transcell into Incara. These decreases were partially offset by milestone fees from Lilly relating to the Company's license to Lilly of rights to commercialize Lilly's drug, Prozac for the treatment of premenstrual syndrome in the United Kingdom.

  Research and development expenses decreased $4,052,000, or 10%, to $35,710,000 in fiscal 1999 from $39,762,000 in fiscal 1998. Research and development expense at Interneuron decreased primarily due to reduced noncash compensation expense related to Interneuron's 1997 Equity Incentive Plan and the absence of expense in fiscal 1999 for a Redux-related echocardiogram study and the Phase 2/3 pagoclone study. These decreases were partially offset by increased expenses related to the 899-person Phase 3 citicoline clinical trial which commenced in June 1998. As a result of the CPEC Exchange Transactions, the Company's consolidated results of operations included Incara through July 15, 1999. Accordingly, expenses relating to Incara decreased in fiscal 1999 because Incara's operations were included in the Company's results of operations for only nine and one half months in fiscal 1999. However, fiscal 1999 research and development expenses include estimated charges of approximately $650,000 related to the Company's decision to discontinue BEXTRA development.

  Selling, general and administrative expenses decreased $10,945,000 or 50%, to $11,030,000 in fiscal 1999 from $21,975,000 in fiscal 1998. These decreases resulted primarily from reduced noncash compensation expense related to the Company's 1997 Equity Incentive Plan, the absence of costs of the Company's sales force resulting from its May 1998 dismissal and the absence of citicoline pre-marketing expenses that were incurred in fiscal 1998.

  Purchase of in-process research and development increased $1,921,000 to $2,421,000 in fiscal 1999 from $500,000 in fiscal 1998. Fiscal 1999 expense relates to the Company's acquisition of an increased ownership interest in CPEC. Fiscal 1998 expense relates to a cash payment to obtain an option, which was not exercised, to acquire a private company engaged in early stage product development.

  Investment income, net of interest expense, decreased $3,276,000, or 60%, to $2,189,000 in fiscal 1999 from $5,465,000 in fiscal 1998 primarily as a result of a decrease in cash available for investment.

  The Company fully reserved its investment in Progenitor at September 30, 1998 due to Progenitor's December 1998 decision to close its business and included such charge in equity in unconsolidated subsidiary in fiscal 1998. In fiscal 1999, as a result of net proceeds expected from Progenitor's sales of assets and payment of liabilities, the Company recorded a receivable from Progenitor of $250,000 and reflected this amount as income in equity in unconsolidated subsidiary. See Note M of Notes to Consolidated Financial Statements.

  Minority interest increased $3,141,000, or 82%, to $6,980,000 in fiscal 1999 from $3,839,000 in fiscal 1998 because there was a larger percentage of minority stockholders at Incara than there was at IRL to whom to allocate the loss generated by IRL, and from the inclusion in fiscal 1999 of a loss allocation to the minority stockholders of CPEC.

  There was no loss from operations of InterNutria in fiscal 1999 because costs to discontinue InterNutria operations were accrued in fiscal 1998 and reflected in discontinuation of InterNutria in fiscal 1998. In fiscal 1999, the Company determined certain costs for the discontinuation of InterNutria would not be incurred and recorded an $816,000 reduction in such accrued costs which was recorded as a credit to discontinuation of InterNutria in 1999.

  Net loss decreased $32,200,000, or 46%, to ($37,762,000) in fiscal 1999 from
($69,962,000) in fiscal 1998 for the reasons described above. Net loss per share decreased to ($0.90) in fiscal 1999 from ($1.69) in fiscal 1998.

  The Company recognized approximately $3,000,000 of noncash expense in fiscal 1999 as a result of grants of Restricted Stock Awards under the Company's 1997 Equity Incentive Plan and expects to recognize approximately $1,000,000 of related expense in fiscal 2000.

  The Company may incur significant future charges to operations relating to Redux product liability litigation or any settlements relating thereto.

Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

  In September 1998, the Company adopted a plan to discontinue the operations of InterNutria. As a result, the Company's financial statements have been reclassified to reflect the results of InterNutria's operations as "discontinued operations: loss from operations of InterNutria." Additionally, the Company recorded a charge to operations of $2,326,000 in connection with the plan to discontinue InterNutria's business operations, which includes a full reserve of InterNutria's inventory as of September 30, 1998 and costs associated with certain contractual commitments. InterNutria's operations, including the one-time charges in fiscal 1998, resulted in significant losses, representing approximately 28% and 10% of the Company's consolidated net losses during fiscal 1998 and 1997, respectively.

  Total revenues decreased substantially to $6,488,000 in fiscal 1998 from $66,984,000 in fiscal 1997 primarily reflecting the $55,945,000 decrease in product revenue. The Company did not recognize any Redux-related product revenue in fiscal 1998 compared to approximately $55,905,000 of Redux-related product revenue recognized in fiscal 1997.

  Contract and license fee revenue decreased $4,551,000, or 41%, to $6,488,000 in fiscal 1998 from $11,039,000 in fiscal 1997. This decrease primarily reflects revenues derived during fiscal 1997 under the Copromotion Agreement with AHP, a license agreement with Lilly and from Progenitor's license agreements. Progenitor's results were not included in the Company's consolidated results in fiscal 1998. The decrease was offset in part by an increase in Incara's contract revenues resulting from a $4,000,000 payment received in September 1998 in connection with the termination of the Astra Merck Collaboration.

  Total costs and expenses decreased $59,240,000 or 49%, to $62,237,000 in fiscal 1998 from $121,477,000 in fiscal 1997. This substantial decrease reflects a $41,144,000 decrease in cost of product revenue due to the absence of any Redux-related product revenues in fiscal 1998 and the $7,528,000 fiscal 1997 charge related to the Redux product withdrawal, offset in part by an approximately $10,000,000 noncash compensation charge relating to the Company's 1997 Equity Plan.

  Research and development expenses decreased $10,418,000, or 21%, to $39,762,000 in fiscal 1998 from $50,180,000 in fiscal 1997. Decreases were caused by Incara's accrual in fiscal 1997 of its $10,000,000 commitment to Astra Merck, which was paid in December 1997, reductions in Redux-related expenditures resulting from the product withdrawal, and the absence of expense from Progenitor, whose results of operations were not consolidated with the Company's results of operations in fiscal 1998. These decreases were offset in part by increases resulting from an allocation to research and development of the noncash compensation expense associated with the Company's 1997 Equity Incentive Plan, increased expenses from IRL due to their expanded carbohydrate technology research and Incara's expansion of its other research and development programs.

  Selling, general and administrative expenses increased $2,394,000 or 12%, to $21,975,000 in fiscal 1998 from $19,581,000 in fiscal 1997. This increase primarily reflects an allocation to selling, general and administrative expenses of the noncash compensation expense relating to the Company's 1997 Equity Incentive Plan and pre-marketing activities relating to the potential launch of citicoline which have ceased since the NDA withdrawal in April 1998. These incremental fiscal 1998 expenses were partially offset by the absence of expense from Progenitor, whose results of operations were not consolidated with the Company's in fiscal 1998, and reduced expense relating to the Company's sales force which was dismissed in the third quarter of fiscal 1998.

  Purchase of in-process research and development decreased $2,544,000, or 84%, to $500,000 in fiscal 1998 from $3,044,000 in fiscal 1997. Fiscal 1998 expense relates to a cash payment made to obtain an option to acquire a private company engaged in early stage product development. The Company did not exercise this option. Fiscal 1997 expenses primarily reflected charges from the Company's open-market purchases of Incara common stock.

  Investment income, net of interest expense, decreased $3,479,000, or 39%, to $5,465,000 in fiscal 1998 from $8,944,000 in fiscal 1997 primarily as a result of a decrease in cash available for investment.

  Equity in net loss of unconsolidated subsidiary of $4,040,000 and $9,028,000 in fiscal 1998 and 1997, respectively, represents the Company's share of Progenitor's net loss for the respective periods subsequent to Progenitor's IPO in August 1997. The results of Progenitor's operations were reflected in the Company's financial statements on a consolidated basis until Progenitor's IPO in August 1997 after which Progenitor was included in the Company's financial statements using the equity method of accounting. The fiscal 1997 amount includes approximately $7,800,000 relating to the Company's equity in Progenitor's charge for acquired in-process research and development resulting from Progenitor's acquisition of Mercator Genetics, Inc. As of September 30, 1998, the Company's investment in Progenitor had been reduced to zero. See Note M of Notes to Consolidated Financial Statements.

  Minority interest reflects the Company's allocation to the Subsidiaries' minority stockholders of the losses of Incara, Transcell through May 8, 1998, the date of the merger of Transcell into Incara, and Progenitor through August 1997, the date of the Progenitor IPO.

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

  Net loss increased $14,706,000, or 27%, to ($69,962,000) in fiscal 1998 from
($55,256,000) in fiscal 1997 for the reasons described above. Net loss per share increased to ($1.69) in fiscal 1998 from ($1.35) in fiscal 1997. The Company recognized approximately $10,000,000 of noncash expense in fiscal 1998 as a result of grants of Restricted Stock Awards under the Company's 1997 Equity Incentive Plan.

Liquidity and Capital Resources
-------------------------------

  Cash, Cash Equivalents and Marketable Securities

  At September 30, 1999, the Company had consolidated cash, cash equivalents and marketable securities aggregating $21,811,000 compared to $48,470,000 (excluding amounts held by Incara) at September 30, 1998. This decrease is primarily due to funding of operations in fiscal 1999 with only minimal cash generated from operations and no equity financings during fiscal 1999.

  In December 1999, the Company entered into the Takeda Agreement, pursuant to which Takeda agreed to pay $13,000,000 in up-front payments to the Company, of which approximately $11,500,000 has been received to date. Additionally, in December 1999, the Company entered into the Warner-Lambert Agreement pursuant to which Warner-Lambert agreed to pay $13,750,000 in an up-front payment, which is expected to be received in January 2000. Under the Company's agreement with RPR, RPR is entitled to receive a portion of the payments to be received from Warner-Lambert. (See Note N of Notes to Consolidated Financial Statements.)

  The Company believes it has sufficient cash for currently planned operations and known commitments and expenditures through September 2000, based on certain assumptions relating to operations, excluding the Redux product liability litigation. The Company is unable to predict whether or when the Redux product liability litigation will be settled or the terms of any settlement. However, any Redux product liability settlement agreements or arrangements are expected to require cash payments and/or equity issuances by Interneuron. Depending on the timing and amount of any such cash payments, the Company may be required to obtain additional funds. In addition, the Company's cash requirements and cash resources vary significantly depending upon the results of the ongoing Phase 3 clinical trial on citicoline, whether Takeda elects to continue or terminate the Takeda Agreement and whether FDA authorization for marketing citicoline is obtained. If the NDA is not submitted or FDA approval is not obtained, or the Company does not receive the related milestone payments from Takeda, it will not have sufficient funds for development and commercialization of any products under development by the Company. In this event, Interneuron would reevaluate and prioritize ongoing development programs, including the status of corporate collaborations and allocate its resources and personnel accordingly. Under the terms of the Warner-Lambert Agreement, Warner-Lambert is responsible for funding all further development of pagoclone. In the event Warner-Lambert elected to terminate the Warner-Lambert Agreement, the Company would be required to seek a corporate partner or obtain additional funds to complete the development of pagoclone.

  Product Development

  The Company expects to continue expending substantial amounts for the development of its products. The Company does not have sufficient capital resources to complete development of its products other than those resources currently planned for citicoline. Under the Takeda Agreement, Takeda is responsible for commercialization of citicoline. Under the Warner-Lambert Agreement, Warner-Lambert is responsible for development and commercialization of pagoclone.

  During 1997, the Company obtained an exclusive option to negotiate a license to IP501, a product for the treatment and prevention of liver diseases. The option grants Interneuron the right to license, on specified terms, North American and Asian marketing rights to an issued U.S. patent and U.S. and international patent applications, following Interneuron's review of future clinical data. This orally-administered compound is being studied in a large U.S. government-sponsored Phase 3 clinical trial. Eight hundred patients have been enrolled in the study, which is expected to be completed in mid-2000, provided the study's Data Safety Monitoring Board deems sufficient data has been obtained in the follow-up period.

  In November 1999, the Company acquired the U.S. development and marketing rights to trospium for overactive bladder from Madaus. The Company expects to file an IND and commence a Phase 3 clinical trial in late 2000.

  The Company is continuing to conduct preliminary evaluations of PACAP, a compound licensed from Tulane University that, among other indications, may have potential as a treatment for stroke, and of LidodexNS, a product for the acute intra-nasal treatment of migraine headaches being developed pursuant to a collaborative agreement with Algos.

  There can be no assurance that results of any on-going current or future preclinical or clinical trials will be successful, that additional trials will not be required, that any drug under development will receive FDA approval in a timely manner or at all, or that such drug could be successfully manufactured in accordance with cGMP or successfully marketed in a timely manner, or at all, or that the Company will have sufficient funds to commercialize any of its products, any of which events could materially adversely affect the Company.

  Analysis of Cash Flows

  Cash used by operating activities during fiscal 1999 of $42,812,000 consisted primarily of a net loss of $37,762,000.

  Cash provided by investing activities of $22,690,000 during fiscal 1999 consisted of net proceeds from maturities and sales of marketable securities of $27,656,000 less $4,679,000 of cash held by Incara as of the date of Incara's deconsolidation resulting from the CPEC Exchange Transactions and purchases of property and equipment of $287,000.

Other
-----

  Year 2000 Issue

    General:

  The Year 2000 issue is the result of the failure of hardware or software components to properly handle dates which occur on or after January 1, 2000, the failure to properly handle all manipulations of time related information and the failure to store century information in a non-ambiguous format (i.e., storing years with 2 digits rather than 4 digits). These failures could result in system failure or miscalculations causing disruptions in processing transactions or creating incorrect data used in the operations of the business.

  The Company does not believe it has a risk of loss of significant revenues due to the Year 2000 issue because no pharmaceutical products will have attained FDA approval prior to the year 2000 and because the Company currently anticipates marketing and sales fulfillment to be conducted by a licensee.

    Systems Assessment:

  Interneuron's and CPEC's internal systems are similar and comprised primarily of purchased or leased software. Neither of the companies develops or maintains any significant proprietary software or hardware systems. Interneuron utilizes numerous operationally-related non-IT systems. These include telephone systems, pagers, and security alarm systems.

  Also, Interneuron and CPEC subcontract a substantial portion of their research and development activities to external vendors, including contract research organizations, and rely on the systems of these vendors for data and information that may be date sensitive. To the extent that the systems of these subcontractors produce incorrect information or cause incorrect interpretation of the information that they produce, Interneuron and CPEC are at risk for making invalid conclusions about the nature, efficacy, or safety of their products or technologies which could lead to abandoning potentially lucrative products or technologies or invalidly continuing development and pursuing FDA approval of others.

  Interneuron and CPEC have ascertained Year 2000 compliance of their primary internal software systems, operationally-related systems, equipment with embedded microprocessors, and subcontractors through vendor inquiry and obtained written assertions of Year 2000 compliance from each. Interneuron has obtained letters from its primary internal software vendors and certain subcontractors that purport their current belief of Year 2000 compliance and generally indicate continued efforts to assess Year 2000 issues.

    Costs and Contingencies:

  To date, Interneuron has expended only internal costs to assess the Year 2000 issue. Letters of Year 2000 compliance from internal software providers tend to indicate Interneuron and CPEC will not be exposed to any material costs for replacements of such systems, however there can be no assurance of this. Also, it is not yet possible to ascertain if any expenditure will be required to replace systems, subcontractors or the work performed by such subcontractors. While vendor assurances and internal testing are useful in assessing Year 2000 issues, neither can provide absolute assurance that no Year 2000 problems will or can occur.

  Other

  In November 1998, pursuant to an agreement with Servier to resolve a withholding tax issue on Redux-related payments to Servier, the Company paid to the U.S. Internal Revenue Service approximately $1,700,000 for withholding tax and interest. Servier agreed to reimburse the Company for a portion of the withholding taxes upon Servier's receipt of a related tax refund from the French tax authorities. The Company is unable to predict with certainty whether or when this reimbursement will be obtained.

  Subsidiaries

  Interneuron funded the operations of InterNutria through September 30, 1998, at which time the Company adopted a plan to discontinue the operations of
InterNutria.    Interneuron also funded Transcell until May 8, 1998, the
effective date of the merger of Transcell into Incara.   Since May 8, 1998
operations previously conducted by Transcell have been conducted as a division of Incara known as IRL. Accordingly, through July 15, 1999, such operations continued to be reflected in the Company's consolidated financial statements until the CPEC Exchange Transactions.

    Incara and CPEC:

  On July 15, 1999, the Company entered into the CPEC Exchange Transactions pursuant to which the Company acquired from its previously majority-owned subsidiary, Incara, a 65% interest in CPEC. In exchange, Incara redeemed 4,229,381 of the 4,511,084 shares of Incara common stock previously owned by the Company and the Company canceled a promissory note issued by Incara to the Company in a related transaction. See Note M of Notes to Consolidated Financial Statements.

  As a result of the CPEC Exchange Transactions, subsequent to July 15, 1999 the Company ceased consolidating Incara and instead has consolidated only CPEC. Consolidated net losses from Incara, net of allocation to minority interest and including IRL in fiscal 1999 and 1998 and Transcell in fiscal 1998, was approximately 45% of consolidated net loss in fiscal 1999 and approximately 19% of consolidated net loss in fiscal 1998.

  Subsequent to the announcement of the communication from the Data Safety Monitoring Board's notification to CPEC of its decision regarding BEST, the market value of Incara's common stock significantly declined. As a result, the Company recorded a charge of $435,000 at September 30, 1999 relating to its approximately 5% interest in Incara as the decline in value in the Incara stock was deemed to be other than temporary.

  The Company has guaranteed the first five years of the performance of Incara under a lease agreement for IRL. Incara has announced its retention of an advisor to explore the sale of all or a portion of its assets or the company. If Incara defaults on such lease agreement, the Company will become obligated to IRL's lessor. The remaining guaranteed obligation pursuant to such lease is approximately $2,820,000 from October 1999 through May 2002.

    Progenitor:

  In December 1998, Progenitor announced its intention to implement an immediate cessation of operations due to insufficient funds to meet its obligations. Progenitor's market valuation had been substantially reduced and the Company could not viably sell any of its holdings of Progenitor securities. As a result, the Company's investment in Progenitor was reduced to zero as of September 30, 1998. In fiscal 1999, Progenitor sold and is seeking to sell certain of its assets and the Company has recorded a receivable of $250,000 related to an expected distribution of net cash resulting from such sales.

 General

  The Company's business strategy includes evaluation of various technologies, product or company acquisitions, licensing and/or financing opportunities and Interneuron engages from time to time in discussions relating to such opportunities. Interneuron may require additional cash to fund future operations after fiscal 2000. Any Interneuron initiatives may involve the issuance of securities of Interneuron, which would dilute existing stockholders, and/or financial commitments for licensing fees and/or to fund product development, or debt financing, any of which may adversely affect the Company's consolidated financial condition or results of operations. The Company's in-licensing agreements generally require the Company to undertake general or specific development efforts or risk the loss of the license and/or incur penalties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

  The response to this item is included in a separate section of this Report. See "Index to Consolidated Financial Statements" on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III.

  The information required by Item 10: Directors and Executive Officers of the Registrant; Item 11: Executive Compensation; Item 12: Security Ownership of Certain Beneficial Owners and Management; and Item 13: Certain Relationships and Related Transactions will be included in and is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year.

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

The outcome of the Redux litigation could materially harm us.
------------------------------------------------------------

On September 15, 1997, we announced a market withdrawal of our first prescription product, the weight loss medication Redux (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by AHP, our licensee, in June 1996. Simultaneously, Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corp. ("AHP"), announced withdrawal of the weight loss medication Pondimin (fenfluramine hydrochloride tablets) C-IV. Following the withdrawal, we have been named, together with other pharmaceutical companies, as a defendant in approximately 1,965 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs.

On September 27, 1999 the U.S. District Court for the Eastern District of Pennsylvania (the " District Court") rejected a proposed agreement preliminarily approved by the District Court in September 1998 to settle all product liability litigation and claims against us related to Redux. The District Court found that the proposed agreement did not meet the requirements for limited fund class actions, as recently described by the United States Supreme Court in Ortiz v.
                                                                     --------
Fibreboard Corp. The District Court also vacated the stays of pending and
----------------
future litigation that were previously in effect against us. We filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling. That petition is still pending.

On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP's product liability litigation related to Redux and Pondimin. We are in discussions with AHP and the

Plaintiffs' Management Committee (consisting of attorneys designated to represent plaintiffs in nationwide multidistrict litigation) regarding avenues for us to reach a comprehensive resolution of our outstanding Redux-related litigation. We cannot predict whether any settlement will be reached. Even if a settlement is reached, the terms of such settlement may include cash and/or the issuance of our securities, which may materially adversely affect our financial condition and results of operations and result in dilution to our stockholders.

In the absence of a settlement, the ongoing Redux-related product liability litigation is proceeding against us. The existence of such litigation may continue to materially adversely affect our business, including our ability to obtain sufficient financing to fund operations. In addition, although we are unable to predict the outcome of any such litigation, if successful uninsured or insufficiently insured claims, or if a successful indemnification claim, were made against us, our business, financial condition and results of operations could be materially adversely affected. In addition, the costs and uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of our Common Stock and on our ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, and to obtain product liability insurance for other products at costs acceptable to us, or at all, any or all of which may materially adversely affect our business, financial condition and results of operations.

A negative outcome of the citicoline trial would materially harm us.
-------------------------------------------------------------------

We are substantially dependent on FDA approval of citicoline and on the successful commercialization of citicoline. If the 899-patient Phase 3 clinical study fails to demonstrate positive results in the treatment of ischemic stroke, we would be materially adversely affected. Takeda has the right to terminate the Takeda Agreement after review of the results of this study. If Takeda terminates the Takeda Agreement and we elected to continue citicoline development, we would be responsible for funding any further citicoline development activities. Also, Takeda would then have an option to negotiate a license to any of our other products, other than pagoclone, and a right of first offer if a license between us and Takeda is not agreed to, which would materially adversely affect our ability to collaborate with any third party other than Takeda with respect to any of these products. In April 1998, we withdrew our NDA for citicoline after negative results in a 100 patient Phase 3 clinical trial. Even if the results of the current study are positive, the FDA may not grant authorization to market citicoline which would materially adversely affect us. In addition, because we have limited funds, if the ongoing trial does not demonstrate the safety and efficacy of citicoline and if Takeda terminates the Takeda Agreement, we would be required to reduce or curtail development activities on our other products, which would materially adversely affect our ability to commercialize our products.

We will depend on Takeda and other third parties to manufacture and market
--------------------------------------------------------------------------
citicoline.
-----------

We will be dependent upon Takeda or other third parties to manufacture and supply citicoline bulk compound, finished product and packaging under current U.S. Good Manufacturing Practices ("cGMP") regulations. We will also be dependent on Takeda for the marketing and distribution of citicoline. Our agreement with Ferrer requires the purchase from Ferrer of citicoline bulk compound for commercial purposes at fixed prices, subject to certain conditions. If such conditions permit the purchase of bulk compound from a third party, we entered into an agreement with a manufacturer to supply citicoline bulk compound for commercial purposes and have assigned this agreement to Takeda. Takeda or its suppliers may be unable to establish on a timely basis, or maintain, manufacturing capabilities of bulk compound and finished product and may not be able to meet market requirements on a timely basis or at all, which would materially adversely affect our business.

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

We may not be able to collaborate with third parties to commercialize certain
-----------------------------------------------------------------------------
other products if Takeda terminates the citicoline license agreement.
--------------------------------------------------------------------

If Takeda terminates the Takeda Agreement, it will have an exclusive option to negotiate a license to any of our other products, excluding pagoclone, which would materially adversely affect our ability to collaborate with any third parties other than Takeda. The exclusive option license negotiation period covering all products other than pagoclone extends for ten months, and the right of first offer for a compound selected by Takeda prior to the end of the ten month period extends for an additional six months. Our potential inability to enter into licenses or other collaborations during this period could adversely affect our ability to fund development of the products subject to Takeda's option, which could materially affect our operations and financial condition.

We will depend on Warner-Lambert to develop, manufacture and market pagoclone.
-----------------------------------------------------------------------------

Under the Warner-Lambert Agreement, we do not have control over the development or commercialization of pagoclone. We would be materially adversely affected if Warner-Lambert does not successfully develop pagoclone. We will be dependent on Warner-Lambert to manufacture pagoclone under current cGMP regulations. We will also be dependent on Warner-Lambert for the marketing and distribution of pagoclone.

We will rely on third parties to commercialize our products.
-----------------------------------------------------------

We require substantial additional funds to complete development of our products and do not intend to manufacture or market our own products. We pursue corporate partners to fund development of our products. We may not be successful in finding corporate partners or obtaining other financing and, if obtained, the terms of any such arrangements may not be favorable to us. If we are not able to obtain any such corporate partners or financing, development of our products could be delayed or curtailed, which could materially adversely affect our operations and financial condition.

Any collaborative partners may not be successful in commercializing our products or may terminate their collaborative agreements with us. If we obtain any collaborative arrangements, we will depend on the efforts of these collaborative partners and we will have limited or no control over the manufacture and commercialization of the products subject to the collaboration. If certain of our collaborative partners terminate the related agreements or fail to manufacture or commercialize products, we would be materially adversely affected. Because we will generally retain a royalty interest in sales of products licensed to third parties, our revenues may be less than if we marketed products directly.

We need additional funds in the near future.
-------------------------------------------

We may require additional funds after fiscal 2000. We continue to expend substantial funds for product development activities. We intend to seek additional funds during fiscal 2000 through corporate collaborations or equity or debt financings. We do not have any commitments or arrangements for additional financing.

Our cash requirements and cash resources will vary significantly depending upon the following principal factors:

 . whether we reach a settlement in the Redux product liability litigation and the amount and timing of payments required by any settlement; and

 . the results of the ongoing Phase 3 citicoline clinical trial, whether Takeda elects to terminate or continue the Takeda Agreement and whether the FDA authorizes citicoline for marketing in the U.S.

As a result of the uncertainties and costs associated with the Redux-related litigation, the ongoing citicoline trial, market conditions, and other factors generally affecting our ability to raise additional funds, we may not be able to obtain sufficient additional funds to satisfy cash requirements or may be required to obtain financing on terms that are not favorable to us. This may require us to curtail our operations or delay development of our products.

We have a history of losses and expect losses to continue.
---------------------------------------------------------

Through September 30, 1999, we had accumulated net losses since inception of approximately $270,000,000. We continue to have losses and to use cash in operating activities. We will be required to conduct significant development and clinical testing activities for the products we are developing. These activities are expected to result in continued operating losses for the foreseeable future. We cannot predict the extent of future losses or the time required to achieve profitability. In addition, payments made by us under the Redux product liability litigation or any settlement would result in significant charges to operations and would materially adversely affect our results of operations and financial condition.

We may never be profitable.
--------------------------

We may never achieve or sustain profitability. Substantially all of our revenues had been derived from Redux, which was withdrawn from the market in September 1997. We have experienced, and may continue to experience, fluctuations in revenues as a result of the Redux withdrawal, regulatory filings or approvals, product launches, the timing of license fees, royalties, product shipments, and milestone payments.

We rely on the favorable outcome of clinical trials of our products.
-------------------------------------------------------------------

  Before obtaining regulatory approval for the commercial sale of any of the pharmaceutical products we are developing, we or our licensees must demonstrate that the product is safe and efficacious for use in each target indication. If clinical trials do not demonstrate the safety and efficacy of certain products under development, we will be materially adversely affected. The results of preclinical studies and early clinical trials may not predict results that will be obtained in large-scale testing or use. Clinical trials of products we are developing may not demonstrate the safety and efficacy of such products. Regardless of clinical trial results, the FDA may not approve marketing of the product. A number of companies in the pharmaceutical industry, including the Company, have suffered significant setbacks in advanced clinical trials or have not received FDA approval, even after promising results in earlier trials. We withdrew our NDA for citicoline to treat ischemic stroke after receipt of negative results in a small Phase 3 clinical study and conducted a third pivotal Phase 3 clinical study.

We could be materially harmed if our agreements were terminated.
---------------------------------------------------------------

Our agreements with licensors and licensees generally provide the other party with rights to terminate the agreement, in whole or in part, under certain circumstances. Many of our agreements require us to diligently pursue development of the underlying product or risk loss of the license or incur penalties. Termination of certain agreements could substantially reduce the likelihood of successful commercialization of a particular product. Depending upon the importance to us of the product that is subject to any such agreement, this could materially adversely affect our business. In particular, termination of the Takeda Agreement and/or the Warner-Lambert Agreement would materially adversely affect us. Ferrer has the right to terminate the Ferrer Agreement in the event FDA approval of citicoline is not obtained by January 2002, subject to certain extensions, or in the event an unaffiliated party acquires 50% of our Common Stock.

We have product liability exposure and insurance uncertainties related to our
-----------------------------------------------------------------------------
products.
---------

The use of products in clinical trials and the marketing of products may expose us to substantial product liability claims and adverse publicity. Certain of our agreements require us to obtain specified levels of insurance coverage, naming the other party as an additional insured. We may not be able to maintain or obtain insurance coverage, or to obtain insurance in amounts sufficient to protect us or other named parties against liability, at a reasonable cost, or at all. In addition, any insurance obtained may not cover any particular liability claim. We can't predict the extent to which the Redux-related litigation may affect our ability to obtain sufficient product liability insurance for other products at costs acceptable to us. We have indemnified certain licensors and licensees and may be required to indemnify additional licensors or licensees against product liability claims incurred by them as a result of products we develop or market. If uninsured or insufficiently insured product liability claims arise, or if a successful indemnification claim was made against us, our business and financial condition could be materially adversely affected.

If we fail to comply with government regulations it could negatively affect our
-------------------------------------------------------------------------------
business.
--------

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

We have limited patent protection on our products.
--------------------------------------------------

Our future success will depend to a significant extent on our ability to:

  . obtain and enforce patent protection on our products and technologies; . maintain trade secrets; and
  . operate and commercialize products without infringing on the patents or proprietary rights of others.

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

Our licensed U.S. patent covering the administration of citicoline to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine expires in 2003. This patent, along with the additional patents issued to us relating to citicoline, may not afford protection against competitors of citicoline to treat ischemic stroke.

Our license to trospium does not include any patents expected to be used in commercializing the product.

Our business may be materially adversely affected if we fail to obtain and retain needed patents, licenses or proprietary information. Others may independently develop similar products. Furthermore, litigation may be necessary:

  . to enforce any of our patents;
  . to determine the scope and validity of the patent rights of others; or . in response to legal action against us claiming damages for infringement of patent rights or other proprietary rights or seeking to enjoin commercial activities relating to the affected product or process.

The outcome of any litigation is highly uncertain. Any litigation may also result in significant use of management and financial resources.

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

We may depend on market exclusivity for citicoline and other products.
----------------------------------------------------------------------

Assuming regulatory approvals are obtained, our ability to commercialize successfully certain drugs, including citicoline and trospium, may depend on the availability of market exclusivity or patent extension under the Waxman-Hatch Act. The marketing of citicoline and trospium could be materially adversely affected if marketing exclusivity or patent extension provisions are not available to us.

Our products may be unable to compete successfully with other products.
-----------------------------------------------------------------------

Competition from other pharmaceutical companies is intense and expected to increase. We are aware of existing products and of products under development by our competitors that address diseases we are targeting and competitors have developed or are developing products or technologies that are, or may be, the basis for competitive products.

  . With respect to citicoline, Genentech, Inc. markets Activase, a thrombolytic agent, as a treatment for stroke. We are aware that other companies are conducting clinical trials on a number of other products for stroke which could also compete with citicoline.

  . Pagoclone would compete with a number of drugs available and under development to treat anxiety or panic disorders, including serotonergic drugs such as BuSpar, Paxil, Zoloft and Prozac and benzodiazepines such as Valium and Xanax.

  . Trospium would compete with other therapies for overactive bladder, including anticholinergics, such as Detrol and Ditropan and Ditropan XL.
    In addition, we are aware of other companies evaluating specific antimuscaranic and antispasmodics for overactive bladder in preclinical and clinical development.

Many of the other companies who market or are expected to market competitive drugs or other products are large, multinational companies who have substantially greater marketing and financial resources and experience than us. We may not be able to develop products that are more effective or achieve greater market acceptance than competitive products. In addition, our competitors may develop products that are safer or more effective or less expensive than those we are developing or that would render our products less competitive or obsolete. As a result, our products may not be able to compete successfully. In addition, royalties payable to us under certain agreements may be reduced if there is generic competition.

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

We may be affected by changes in pharmaceutical pricing and reimbursement.
--------------------------------------------------------------------------

Efforts of governmental and third-party payors to contain or reduce the cost of health care will affect our business. Successful commercialization of many of our products may depend on the availability of reimbursement for the cost of such products and related treatment from third-party health care payors, such as the government, private insurance plans and managed care organizations. Third-party payors are increasingly challenging the price of medical products and services. Such reimbursement may not be available for any of our products at all or for the duration of the recommended treatment with the drug, which could materially adversely affect our ability to commercialize the drug. The increasing emphasis on managed care in the U.S. continues to increase the pressure on pharmaceutical pricing.

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

Many of our products are early stage and may not be successful.
---------------------------------------------------------------

We are investigating for therapeutic potential a variety of pharmaceutical compounds, and other products at various stages of development. The products we are developing are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances. We are unable to predict whether any of our products will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products or procedures are long and uncertain.

We depend upon key personnel and consultants.
---------------------------------------------

We are dependent on certain executive officers and scientific personnel and our business would be adversely affected by the loss of certain of these individuals. In addition, we rely on independent consultants to design and supervise clinical trials and assist in preparation of FDA submissions.

Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any qualified employees, or an inability to attract, retain and motivate highly skilled employees, could adversely affect our business and prospects. The uncertainties associated with the ongoing Redux-related litigation has adversely affected our ability to recruit and retain qualified personnel. We may not be able to attract additional qualified employees or retain our existing personnel.

Our company is controlled by certain stockholders.
--------------------------------------------------

Our executive officers, directors and principal stockholders (including individuals or entities related to such stockholders) beneficially own approximately 40% of our outstanding Common Stock. Accordingly, these officers, directors and stockholders may have the ability to exert significant influence over the election of our Board of Directors and to determine corporate actions requiring stockholder approval.

We may issue preferred stock with preferential rights that could affect your
----------------------------------------------------------------------------
rights and prevent a takeover of the business.
---------------------------------------------

Our Board of Directors has the authority, without further approval of our stockholders, to fix the rights and preferences of and to issue shares of preferred stock. The preferred stock held by AHP provides that AHP's consent is required prior to a merger of the Company, the sale of substantially all of our assets or certain other transactions. In addition, Ferrer may terminate its license agreement with us relating to citicoline in the event an unaffiliated third party acquires 50% of our Common Stock. In addition, vesting of shares of our Common Stock subject to stock awards under our Equity Incentive Plan accelerates and outstanding options under our stock option plans become immediately exercisable upon certain changes in control of the Company, except under certain conditions. In addition, Delaware corporate law imposes limitations on certain business combinations. These provisions could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company and, accordingly, could adversely affect the price of our Common Stock.

We have never paid any dividends.
---------------------------------

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

Our stock price is volatile.
----------------------------

The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our Common Stock. Factors which may affect our market price include:

  . litigation developments;
  . results of clinical studies and regulatory reviews;
  . market conditions in the pharmaceutical and biotechnology industries;
  . competitive products;
  . financings or corporate collaborations;
  . sales or the possibility of sales of our Common Stock;
  . our results of operations and financial condition;
  . proprietary rights;
  . public concern as to the safety or commercial value of our products; and . general economic conditions.

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

Our stock price could be negatively affected if our shares are sold, if we issue
--------------------------------------------------------------------------------
additional shares or if third parties exercise registration rights.
-------------------------------------------------------------------

As of December 23, 1999, we had 42,076,532 shares of Common Stock outstanding. Substantially all of these shares are eligible for sale without restriction or under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of the Company as that term is defined under the Securities Act of 1933, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

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

The recipients of shares of our Common Stock under the 1997 Equity Incentive Plan can sell these shares immediately when the shares vest. As of December 17, 1999, of the 1,314,332 shares of Common Stock issued or issuable under the 1997 Equity Incentive Plan pursuant to stock awards, 717,966 shares vested and were issued and the remaining 596,472 shares vest through May 2000. The vesting dates are subject to extension if they occur during a "Black Out Period." Black Out Periods generally are periods in which the recipient is unable to sell the shares subject to the award at the applicable vesting date due to legal or contractual restrictions. The vesting dates are also subject to acceleration under certain circumstances, including certain changes in control of the Company, except under certain conditions. Sales of the shares of Common Stock subject to restricted stock awards or the possibility of sales of such shares may adversely affect the market price of our Common Stock.

Our stockholders could be diluted if we issue our shares subject to options,
---------------------------------------------------------------------------
warrants, stock awards or other arrangements.
--------------------------------------------

As of December 23, 1999, we had reserved the following shares of Common Stock for issuance:

  . 7,305,000 shares issuable upon exercise of outstanding options and warrants, subject to anti-dilution provisions;

  . 596,472 shares issuable, at nominal consideration, upon vesting of stock awards under the Company's 1997 Equity Incentive Plan;

  . 622,222 shares upon conversion of Preferred Stock owned by AHP, subject to anti-dilution provisions; and

  . 2,835,000 shares reserved for grant and issuance under the Company's stock option plans, stock purchase plan and equity incentive plan.

As a result of anti-dilution provisions, additional shares of Common Stock may be issued upon exercise of certain warrants or conversion of the Preferred Stock.

We may grant additional options, warrants or stock awards. In addition, we may be required to issue additional shares of Common Stock in connection with technology acquisitions. To the extent such shares are issued, the interest of holders of Common Stock will be diluted. In addition, we may issue securities in connection with any settlement of the Redux litigation which would dilute our stockholders.

Our business could be materially affected by year 2000 compliance failures.
---------------------------------------------------------------------------

If we fail to implement our Year 2000 compliance plan successfully or in a timely manner, or if we fail to identify significant two-digit dependencies in our systems or with key business vendors we could be materially adversely affected. We cannot fully assess the likelihood of third parties' Year 2000 compliance or the impact any noncompliance may have on our operations at this time. If there are significant delays or unanticipated Year 2000 issues with key business vendors, the Year 2000 issue could have a material adverse effect on our product development and our future results of operations and financial condition.

PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)  1. Financial Statements

        An index to Consolidated Financial Statements appears on page F-1.

     2. Schedules

  All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b)  Reports on Form 8-K

  On July 29, 1999, the Company filed a Report on Form 8-K reporting information under "Item 2-Acquisition or Disposition of Assets" with respect to the CPEC Exchange Transactions. The Company amended this Report by filing an 8-K/A on September 27, 1999 which provided pro forma financial statements under Item 7.

(c)  Exhibits

3.4      -   Restated Certificate of Incorporation of Registrant, as amended(22)
3.5      -   By-Laws of Registrant(1)
4.4      -   Certificate of Designation establishing Series C Preferred
             Stock(10)
4.8      -   1997 Equity Incentive Plan and Form of Restricted Stock Award
             Agreement thereunder(25)
10.5     -   Consultant and Non-competition Agreement between the Registrant and
             Richard Wurtman, M.D.(17)
10.6     -   Assignment of Invention and Agreement between Richard Wurtman,
             M.D., Judith Wurtman and the Registrant(1)
10.7     -   Management Agreement between the Registrant and Lindsay
             Rosenwald, M.D.(1)
10.9(a)  -   Restated and Amended 1989 Stock Option Plan(4)
10.11    -   Restated Amendment to MIT Option Agreement(1)
10.12(a) -   Patent and Know-How License Agreement between the Registrant and
             Les Laboratoires Servier ("Servier") dated February 7, 1990
             ("License Agreement")(1)
10.12(b) -   Revised Appendix A to License Agreement(1)
10.12(c) -   Amendment Agreement between Registrant and Servier, Orsem and Oril
             Produits Chimiques dated November 19, 1992(2)(6)
10.12(d) -   Amendment Agreement dated April 28, 1993 between Registrant and
             Servier(9)
10.12(e) -   Consent and Amendment Agreement among Servier, American Home
             Products Corp. and Registrant(17)
10.13    -   Trademark License Agreement between the Registrant and Orsem dated
             February 7, 1990(1)
10.14    -   Supply Agreement between the Registrant and Oril Produits Chimiques dated February 7, 1990(1)(2)
10.16    -   Assignment of Invention by Richard Wurtman, M.D.(1)
10.22(a) -   License Agreement dated January 15, 1993, as amended, between the
             Registrant and Grupo Ferrer(2)(9)
10.22(b) -   Addendum and Second Amendment to License Agreement between the
             Registrant and Ferrer Internacional S.A., dated June 1, 1998(28)
10.25    -   License Agreement between the Registrant and Massachusetts
             Institute of Technology(3)

10.37    -   License Agreement dated as of February 15, 1992 between the
             Registrant and Massachusetts Institute of Technology(5)
10.40    -   Patent and Know-How Sublicense and Supply Agreement between
             Registrant and American Cyanamid Company dated November 19,
             1992(2)(6)
10.41    -   Equity Investment Agreement between Registrant and American
             Cyanamid Company dated November 19, 1992(6)
10.42    -   Trademark License Agreement between Registrant and American
             Cyanamid Company dated November 19, 1992(6)
10.4     -   Agreement between Registrant and Servier dated November 19,1992(6)
10.45    -   Agreement between Registrant and Parexel International Corporation dated October 22, 1992 (as of July 21, 1992)(2)(7)
10.46    -   License Agreement dated February 9, 1993 between the Registrant and
             Massachusetts Institute of Technology(2)(8)
10.52    -   License Agreement dated February 18, 1994 between
             Registrant and Rhone-Poulenc Rorer, S.A.(11)
10.55    -   Patent License Agreement between Registrant and Massachusetts
             Institute of Technology dated March 1, 1994(11)
10.58    -   Master Equipment Lease including Schedules and Exhibits between
             Phoenix Leasing and Registrant(12)
10.59    -   Exhibit D to Agreement between Registrant and Parexel International
             Corporation dated as of March 15, 1994(2)(12)
10.60(a) -   Acquisition Agreement dated as of May 13, 1994 among the
             Registrant, Intercardia, Inc., Cardiovascular Pharmacology
             Engineering Consultants, Inc. ("CPEC"), Myocor, Inc. and the
             sellers named therein(13)
10.60(b) -   Amendment dated June 15, 1994 to the Acquisition Agreement(13)
10.61    -   License Agreement dated December 6, 1991 between
             Bristol-Myers Squibb and CPEC, as amended(2)(13)
10.61(a) -   Letter Agreement dated November 18, 1994 between CPEC and Bristol-
             Myers Squibb(14)
10.65(a) -   1994 Long-Term Incentive Plan, as amended(23)
10.68(a) -   Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase
             Plan, as amended(19)
10.71    -   Securities Purchase Agreement dated June 2, 1995 between the
             Registrant and Reliance Insurance Company, including Warrant and exhibits(15)
10.74    -   Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings)(16)
10.78    -   Contract Manufacturing Agreement dated November 20, 1995 between
             Registrant and Boehringer Ingelheim Pharmaceuticals, Inc.(2)(17)
10.83    -   Co-promotion Agreement effective June 1, 1996 between Wyeth-Ayerst
             Laboratories and Interneuron Pharmaceuticals, Inc.(2)(18)
10.84    -   Master Consulting Agreement between Interneuron Pharmaceuticals,
             Inc. and Quintiles, Inc. dated July 12, 1996(18)
10.85    -   Amendment No. 1 dated July 3, 1996 to Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc. dated
             July 12, 1996(2)(18)
10.86    -   Lease Agreement between Transcell Technologies, Inc. and Cedar
             Brook Corporate Center, L.P., dated September 19, 1996, with
             Registrant guaranty(20)
10.87    -   Lease dated February 5, 1997 between Registrant and Ledgemont
             Realty Trust(21)
10.89    -   Form of ISDA Master Agreement by and between the Registrant and
             Swiss Bank Corporation, London Branch, together with Schedules thereto(23)

10.90(a) -   Form of Confirmation for Contract A entered into pursuant to ISDA
             Master Agreement by and between the Registrant and Swiss Bank
             Corporation, London Branch, together with appendix thereto(23)
10.90(b)     Form of Confirmation for Contract B entered into pursuant to ISDA
             Master Agreement by and between the Registrant and Swiss Bank
             Corporation, London Branch, together with appendix thereto(23)
10.90(c) -   Letter Amendment dated September 18, 1997 to Confirmations filed as
             Exhibits 10.90(a) and 10.90(b)(26)
10.91    -   Form of Agreement regarding Registration Rights and Related
             Obligations to be entered into by and between Registrant and Swiss
             Bank Corporation, London Branch(23)
10.92    -   Research and Collaboration and License Agreement effective as of
             June 30, 1997 by and among Merck & Co., Inc., Transcell
             Technologies, Inc. and the Registrant (assigned to Intercardia as of May 8, 1998)(2)(24)
10.93    -   Form of Indemnification Agreement between Registrant and each director, executive officer and certain officers of the Registrant entered into as of October 6, 1997(26)
10.94    -   1998 Employee Stock Option Plan(27)
10.95    -   Agreement and Plan of Merger dated March 2, 1998 by and among
             Registrant, Intercardia, Inc. and Transcell Technologies, Inc.(28)
10.95(a) -   Waiver and Consent Agreement dated May 8, 1998 by and among
             Registrant, Intercardia and Transcell(28)
10.96    -   Assignment and Assumption and Royalty Agreement between Intercardia and Registrant dated May 8, 1998(29)
10.97    -   License Agreement between Registrant and the Administrators of the
             Tulane Educational Fund dated April 29, 1998(29)
10.98    -   Letter of Understanding between the Registrant and the Plaintiffs'
             Management Committee dated September 3, 1998(30)
10.99    -   Agreement of Compromise and Settlement, including Appendices, dated
             September 21, 1998, between the Registrant and the Plaintiffs'
             Management Committee(31)
10.100   -   Royalty Agreement between the Registrant and the Plaintiffs'
             Management Committee effective as of September 21, 1998(32)
10.101   -   Fiscal 1999 Senior Executive Bonus Plan, as adopted by the Board of
             Directors on September 9, 1998(33)
10.102   -   Employment Agreement between Interneuron Pharmaceuticals, Inc. and
             Michael W. Rogers dated and effective as of February 23, 1999(34)
10.103   -   Employment Agreement between Interneuron Pharmaceuticals, Inc. and
             Bobby W. Sandage, Jr. dated and effective as of March 15, 1999(34)
10.104   -   Employment Agreement between Interneuron Pharmaceuticals, Inc. and
             Mark S. Butler dated and effective as of March 15, 1999(34)
10.105   -   Employment Agreement between Interneuron Pharmaceuticals, Inc. and
             Glenn L. Cooper, M.D. dated and effective as of May 1, 1999(34)
10.106   -   Agreement of Sublease between Interneuron Pharmaceuticals, Inc.,
             Sublandlord and Genta, Inc., Subtenant dated March 31, 1999(34)
10.107   -   Consent to Sublease dated March 31, 1999 by and among Ledgemont
             Realty Trust, Interneuron Pharmaceuticals, Inc., and Genta,
             Inc.(34)
10.108   -   Exchange Agreement dated July 15, 1999 between Intercardia, Inc.
             and Interneuron Pharmaceuticals, Inc.(35)
10.109   -   Amended and Restated Limited Liability Company Agreement of CPEC
             LLC dated July 15, 1999 among CPEC LLC, Interneuron
             Pharmaceuticals, Inc. and Intercardia, Inc.(35)
10.110   -   Assignment, Assumption and License Agreement dated July 15, 1999 by and between CPEC LLC and Intercardia, Inc.(35)

10.111   -   Extension of Term and Supplemental Agreement made as of July 7,
             1999 by and between Interneuron Pharmaceuticals, Inc., and J.
             Howard & Associates(36)
10.112   -   Consent to Sublease dated as of July 9, 1999 by and between
             Interneuron Pharmaceuticals, Inc., and J. Howard & Associates and
             Ledgemont Realty Trust(36)
10.113   -   License Agreement effective as of November 26, 1999 between Madaus
             AG and Interneuron Pharmaceuticals, Inc.(37)
10.114   -   License Agreement effective as of December 2, 1999 by and between
             Interneuron Pharmaceuticals, Inc. and Takeda Chemical Industries,
             Ltd.(37)
10.115   -   Fiscal 2000 Senior Executive Bonus Plan, as adopted by the Board of
             Directors on September 15, 1999
21       -   List of Subsidiaries
23       -   Consent of PricewaterhouseCoopers LLP
27       -   Financial Data Schedule

____________________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
(2)  Confidential Treatment granted for a portion of this Exhibit.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990.
(4) Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1992.
(6) Incorporated by reference to the Registrant's Form 8-K dated November 30, 1992.
(6a) Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1992.
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1993.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the nine months ended June 30, 1993.
(11) Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826).
(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the six months ended March 31, 1994.
(13) Incorporated by reference to the Registrant's Form 8-K dated June 20, 1994.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
(15) Incorporated by reference to the Registrant's Quarterly Report on Form 8-K dated June 2, 1995.
(16) Incorporated by reference to Registrant's Report on Form 8-K dated August 16, 1995.
(17) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(18) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q or 10-Q/A for the quarter ended June 30, 1996.

(19) Incorporated by reference to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File No. 333-1273) filed March 15, 1996.
(20) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(21) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1996.
(22) Incorporated by reference to Exhibit 3.5 of Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1997.
(23) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1997.
(24) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1997.
(25) Incorporated by reference to Registrant's Form S-8 (File No. 333-40315) filed November 14, 1997.
(26) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(27) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended December 31, 1997.
(28) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1998.
(29) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1998.
(30) Incorporated by reference as Exhibit 99.1 of Registrant's Form 8-K dated September 3, 1998.
(31) Incorporated by reference as Exhibit 99.2 of Registrant's Form 8-K dated September 28, 1998.
(32) Incorporated by reference as Exhibit 99.3 of Registrant's Form 8-K dated September 28, 1998.
(33) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.
(34) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 1999.
(35) Incorporated by reference to Registrant's Form 8-K dated July 27, 1999.
(36) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 1999.
(37) Confidential Treatment requested for a portion of this Exhibit.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INTERNEURON PHARMACEUTICALS, INC.

Date: December 28, 1999           By:  /s/ Glenn L. Cooper M.D.
                                      ______________________________________
                                       Glenn L. Cooper, M.D.,
                                       President and Chief Executive Officer

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.

Name                        Title                              Date
 /s/ Glenn L. Cooper, M.D.
____________________________   President and Chief Executive      December 28, 1999
Glenn L. Cooper, M.D.          Officer and Director (Principal
                               Executive Officer)

 /s/ Lindsay Rosenwald, M.D.
____________________________   Chairman of the                    December 28, 1999
Lindsay Rosenwald, M.D.        Board of Directors


____________________________   Director
Harry Gray

 /s/ Alexander M. Haig, Jr.
____________________________   Director                           December 28, 1999
Alexander M. Haig, Jr.

  /s/ Peter Barton Hutt
____________________________   Director                           December 28, 1999
Peter Barton Hutt

  /s/ Malcolm Morville
____________________________   Director                           December 28, 1999
Malcolm Morville

 /s/ Lee J. Schroeder
____________________________   Director                           December 28, 1999
Lee J. Schroeder

 /s/ David B. Sharrock
____________________________   Director                           December 28, 1999
David B. Sharrock

 /s/ Michael W. Rogers
____________________________   Executive Vice President, Chief    December 28, 1999
Michael W. Rogers              Financial Officer, Treasurer
                               (Principal Financial Officer)
 /s/ Dale Ritter
____________________________   Senior Vice President, Finance,    December 28, 1999
Dale Ritter                    (Principal Accounting Officer)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Audited Financial Statements                                                Page
Report of Independent Accountants.........................................   F-2
Consolidated Balance Sheets -- September 30, 1999 and 1998................   F-3
Consolidated Statements of Operations -- For the years ended
  September 30, 1999, 1998 and 1997.......................................   F-4

Consolidated Statements of Stockholders' Equity -- For the years ended
  September 30, 1999, 1998 and 1997.......................................   F-5

Consolidated Statements of Cash Flows -- For the years ended
  September 30, 1999, 1998 and 1997.......................................   F-7

Notes to Consolidated Financial Statements................................   F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Interneuron Pharmaceuticals, Inc.:



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Interneuron Pharmaceuticals, Inc. and its subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Boston, Massachusetts
December 1, 1999,
except as to Note N which is
as of December 23, 1999

                       INTERNEURON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share data)

                                                    September 30,  September 30,
                                                        1999           1998
                                                    ------------   ------------
                  ASSETS

Current assets:
     Cash and cash equivalents                        $19,354        $39,330
     Marketable securities                              2,457         28,877
     Accounts receivable                                  785          1,273
     Prepaids and other current assets                  1,812          1,116
                                                    ------------   ------------
          Total current assets                         24,408         70,596

Marketable securities                                      --          3,825
Investment in Incara                                    1,827             --
Property and equipment, net                               403          3,691
Other assets                                               --             85
                                                    ------------   ------------
                                                      $26,638        $78,197
                                                    ============   ============
                LIABILITIES

Current liabilities:

     Accounts payables                                $   157        $ 1,334
     Accrued expenses                                  20,100         27,008
     Current portion of notes payable
        and capital lease obligations                      68            837
                                                    ------------   ------------
          Total current liabilities                    20,325         29,179

Long-term portion of notes payable and
   capital lease obligations                                2          1,663

Minority interest                                         189          7,499

Commitments and contingencies (See Notes)

            STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000
   shares authorized;
     Series B, 239,425 shares issued and
        outstanding (liquidation preference at
        September 30, 1999 $3,026)                      3,000          3,000
     Series C, 5,000 shares issued and outstanding
        (liquidation preference at September 30,
        1999 $502)                                        500            500
Common stock; $.001 par value, 80,000,000 shares
   authorized; 42,019,426 and 41,817,017 shares
   issued and outstanding at September 30, 1999
   and 1998, respectively                                  42             42
Additional paid-in capital                            272,337        268,278
Accumulated deficit                                  (269,758)      (231,996)
Accumulated other comprehensive income                      1             32
                                                    ------------   ------------
          Total stockholders' equity                    6,122         39,856
                                                    ------------   ------------
                                                    $  26,638      $  78,197
                                                    ============   ============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)

                                              For the years ended September 30,
                                              ---------------------------------
                                                 1999       1998       1997
                                              ----------   --------   ---------
Revenues:
     Product revenue                            $     --   $     --   $ 55,945
     Contract and license fee revenue              1,599      6,488     11,039
                                                --------   --------   --------
          Total revenues                           1,599      6,488     66,984

Costs and expenses:
     Cost of product revenue                          --         --     41,144
     Research and development                     35,710     39,762     50,180
     Selling, general and administrative          11,030     21,975     19,581
     Product withdrawal                               --         --      7,528
     Purchase of in-process research and
        development                                2,421        500      3,044
                                                --------   --------   --------
          Total costs and expenses                49,161     62,237    121,477

Loss from operations                             (47,562)   (55,749)   (54,493)

Investment income, net                             2,189      5,465      8,944
Equity in unconsolidated subsidiary                  250     (4,040)    (9,028)
Impairment of investment in Incara                  (435)        --         --
Minority interest                                  6,980      3,839      4,907
                                                --------   --------   --------

Loss from continuing operations                  (38,578)   (50,485)   (49,670)

Discontinued operations (see Note M):
Loss from operations of InterNutria                   --    (17,151)    (5,586)
Discontinuation of InterNutria                       816     (2,326)        --
                                                --------   --------   --------

Net loss                                        $(37,762)  $(69,962)  $(55,256)
                                                ========   ========   ========

Net loss per common share - basic and diluted:
     Loss from continuing operations            $  (0.92)  $  (1.22)  $  (1.21)
     Loss from operations of InterNutria              --      (0.41)     (0.14)
     Discontinuation of InterNutria                 0.02      (0.06)        --
                                                --------   --------   --------
Net loss per common share - basic and diluted   $  (0.90)  $  (1.69)  $  (1.35)
                                                ========   ========   ========

Weighted average common shares outstanding        41,898     41,468     41,064
                                                ========   ========   ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (Dollar amounts in thousands)


                                                                    Common Stock          Preferred Stock
                                                          ------------------------------  ------------------   Additional
                                                           Number of         Par Value   Number of             Paid-In
                                                            Shares             Amount      Shares     Amount    Capital
                                                          ----------          -------     -------     ------   --------

Balance at September 30, 1996                             41,015,969          $    41     244,425     $3,500   $247,999

Repurchases of common stock
Proceeds from exercise of stock options and warrants         154,902                                               (163)
Proceeds from offering of Employee Stock Purchase Plan                                                             (109)
Dividends on preferred stock                                                                                        (35)
Proceeds from modification of call options                                                                          500
Issuance of common stock for technology rights                55,422                                                108
Gain on sale of stock by subsidiary                                                                               7,291
Stock-based compensation and other                                                                                  102

Comprehensive loss:
   Unrealized net gain loss on marketable securities
   Net loss

      Total comprehensive loss
                                                          ----------          -------     -------     ------   --------
Balance at September 30, 1997                             41,226,293               41     244,425      3,500    255,693

Proceeds from exercise of stock options and warrants          17,500                                               (125)
Proceeds from offering of Employee Stock Purchase Plan        14,726                                                 85
Dividends on preferred stock                                                                                        (35)
Issuance of common stock for technology rights                57,310                                               (787)
Gain on issuance of stock by subsidiary                                                                           2,212
Stock-based compensation and other                           501,188                1                            11,235

Comprehensive loss:
   Unrealized net loss on marketable securities
   Net loss
      Total comprehensive loss
                                                          ----------          -------     -------     ------   --------
   Balance at September 30, 1998                          41,817,017               42     244,425      3,500    268,278

Proceeds from exercise of stock options and warrants          14,400                                                 12
Proceeds from offering of Employee Stock Purchase Plan        16,647                                                 25
Dividends on preferred stock                                                                                        (35)
Stock-based compensation and other                           171,362                                              4,057

Comprehensive loss:
   Net loss
   Unrealized net loss on marketable securities

      Total comprehensive loss
                                                          ----------          -------     -------     ------   --------

   Balance at September 30, 1999                          42,019,426          $    42     244,425     $3,500   $272,337
                                                          ==========          =======  ==========  =========  =========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONT.)
                         (Dollar amounts in thousands)


                                                                 Accumulated       Treasury Stock
                                                                   Other         ------------------       Total
                                               Accumulated     Comprehensive     Number of             Stockholders'   Comprehensive
                                                 Deficit       Income/(Loss)      Shares     Amount       Equity           Loss
                                                 -------       -------------     ---------   ------    -------------   -------------
Balance at September 30, 1996                  $(106,778)                                                $144,762

Repurchases of common stock                                                       217,500   $(3,978)       (3,978)
Proceeds from exercise of stock options and
  warrants                                                                       (120,150)    2,224         2,061
Proceeds from offering of Employee Stock
  Purchase Plan                                                                   (16,152)      291           182
Dividends on preferred stock                                                                                  (35)
Proceeds from modification of call options                                                                    500
Issuance of common stock for technology
  rights                                                                                                      108
Gain on sale of stock by subsidiary                                                                         7,291
Stock-based compensation and other                                                (10,715)      187           289

Comprehensive loss:
 Net loss                                        (55,256)                                                 (55,256)        $(55,256)
 Unrealized net gain on marketable
   securities                                                  $     85                                        85               85
                                                                                                                          --------

   Total comprehensive loss                                                                                               $(55,171)
                                                                                                                          ========
                                               ---------       --------          --------   -------      --------
Balance at September 30, 1997                   (162,034)            85            70,483    (1,276)       96,009

Proceeds from exercise of stock options and
  warrants                                                                        (15,000)      281           156
Proceeds from offering of Employee Stock
  Purchase Plan                                                                                                85
Dividends on preferred stock                                                                                  (35)
Issuance of common stock for technology
  rights                                                                          (55,483)      995           208
Gain on issuance of stock by subsidiary                                                                     2,212
Stock-based compensation and other                                                                         11,236

Comprehensive loss:
 Net loss                                        (69,962)                                                 (69,962)        $(69,962)
 Unrealized net loss on marketable
   securities                                                       (53)                                      (53)             (53)
                                                                                                                          --------

   Total comprehensive loss                                                                                               $(70,015)
                                                                                                                          ========
                                               ---------       --------          --------   -------      --------
Balance at September 30, 1998                   (231,996)            32                --        --        39,856

Proceeds from exercise of stock options and
  warrants                                                                                                     12
Proceeds from offering of Employee Stock
  Purchase Plan                                                                                                25
Dividends on preferred stock                                                                                  (35)
Stock-based compensation and other                                                                          4,057

Comprehensive loss:
 Net loss                                        (37,762)                                                 (37,762)        $(37,762)
 Unrealized net loss on marketable
   securities                                                       (31)                                      (31)             (31)
                                                                                                                         ---------

   Total comprehensive loss                                                                                               $(37,793)
                                                                                                                          ========
                                               ---------       --------          --------   -------      --------
Balance at September 30, 1999                  $(269,758)      $      1                --   $    --      $  6,122
                                               =========       ========          ========   =======      ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                           For the years ended September 30,
                                                                           ---------------------------------
                                                                               1999       1998       1997
                                                                           ----------  ----------  ---------
Cash flows from operating activities:
  Net loss                                                                   $(37,762)  $(69,962)  $(55,256)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                 933      2,409      1,484
    Minority interest in net loss of consolidated subsidiaries                 (6,980)    (3,839)    (4,907)
    Purchase of in-process research and development                             2,421         --      2,234
    Noncash compensation                                                        4,437     11,624        434
    Impairment of investment in Incara                                            435         --         --
    Discontinuation of InterNutria                                               (816)     1,106         --
    Equity in unconsolidated subsidiary                                          (250)     4,040      9,028
    Change in assets and liabilities, net of effects from deconsolidations:
      Accounts receivable                                                         719       (139)     2,787
      Prepaid and other current assets                                           (785)       814     (8,348)
      Inventories and other assets                                                (10)       (50)     7,605
      Accounts payable                                                           (612)      (281)       114
      Deferred revenue                                                             --       (750)    (6,171)
      Accrued expenses and other liabilities                                   (4,542)   (11,970)    31,099
                                                                             --------   --------   --------
Net cash (used) by operating activities                                       (42,812)   (66,998)   (19,897)
                                                                             --------   --------   --------

Cash flows from investing activities:
  Capital expenditures                                                           (287)    (1,308)    (3,273)
  Purchases of marketable securities                                           (4,971)   (28,992)   (85,971)
  Proceeds from maturities and sales of marketable securities                  32,627     80,469     25,531
  Purchases of Incara stock                                                        --         --     (2,951)
  Purchases of Progenitor units and stock                                          --         --     (3,605)
  Cash of deconsolidated subsidiaries                                          (4,679)        --        (12)
                                                                             --------   --------   --------
Net cash provided (used) by investing activities                               22,690     50,169    (70,281)
                                                                             --------   --------   --------

Cash flows from financing activities:
  Net proceeds from issuance of common and treasury stock and other
   financing activities                                                            72        242      2,819
  Net proceeds from issuance of stock by consolidated subsidiaries                677        201        333
  Purchases of treasury stock                                                      --         --     (3,978)
  Proceeds from sale/leaseback transactions                                        --         --      1,636
  Proceeds from notes payable                                                      --        460        156
  Principal payments of notes payable                                            (136)      (122)       (35)
  Principal payments of capital lease obligations                                (467)      (442)      (834)
                                                                             --------   --------   --------
Net cash provided by financing activities                                         146        339         97
                                                                             --------   --------   --------

Net change in cash and cash equivalents                                       (19,976)   (16,490)   (90,081)
Cash and cash equivalents at beginning of period                               39,330     55,820    145,901
                                                                             --------   --------   --------
Cash and cash equivalents at end of period                                   $ 19,354   $ 39,330   $ 55,820
                                                                             ========   ========   ========

Supplemental disclosure of financing and investing activities:
  Cash payments for interest                                                 $    218   $    268   $    311
                                                                             ========   ========   ========
  Property and equipment obtained through financing arrangements             $     --   $    159   $  1,211
                                                                             ========   ========   ========

              The accompanying notes are an integral part of the
                      consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of the Business:

Interneuron Pharmaceuticals, Inc. ("Interneuron" or the "Company") is a biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates for neurological, behavioral and other disorders. The Company has also engaged in the development of products and technologies through subsidiaries: CPEC LLC, a consolidated subsidiary, focused on the development of BEXTRA for congestive heart failure; Incara Pharmaceuticals Corporation ("Incara", formerly Intercardia, Inc.), a public company and a consolidated subsidiary through July 15, 1999, focused on cardiovascular disease and carbohydrate-based drug discovery; InterNutria, Inc. ("InterNutria"), a consolidated subsidiary, focused on dietary supplement products; and Progenitor, Inc. ("Progenitor"), a consolidated subsidiary through August 11, 1997, focused on functional genomics using developmental biology. As of September 30, 1998, InterNutria has been
classified as a discontinued operation.   Progenitor is being liquidated
pursuant to Progenitor's December 1998 determination to discontinue operations. As of September 30, 1999, the Company determined to discontinue BEXTRA development and the operations of CPEC LLC. (See Note M.)

On September 15, 1997, the Company and Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corp. ("AHP") announced a withdrawal of the weight loss medication Redux (TM) (dexfenfluramine hydrochloride capsules) C-IV. The market withdrawal of Redux resulted in the recognition of certain charges to operations in fiscal 1997. In addition, the Company has been named in certain legal actions. (See Note G.)

B. Summary of Significant Accounting Policies:

Basis of Presentation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Transcell Technologies, Inc. ("Transcell") was a majority-owned subsidiary through May 8, 1998 at which time it was merged into Incara (see Note M). Incara was a majority-owned subsidiary until July 15, 1999, after which, pursuant to the CPEC Exchange Transactions (see Note M), it was no longer consolidated. All significant intercompany accounts and transactions have been eliminated. Investments in subsidiary companies which are less than majority but greater than 20% owned are reflected using the equity method of accounting.

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

Uncertainties: The Company is subject to a number of risks, including those common to companies in the pharmaceutical and biotechnology industries, such as litigation, product development and regulatory approval, product liability, need for additional funds, competition, dependence on third parties for manufacturing and marketing, dependence on key personnel, protection of proprietary technology, compliance with FDA government regulations and uncertainties regarding the outcome of Redux-related litigation and/or settlements of such litigation.

Cash, Cash Equivalents and Marketable Securities: The Company invests available cash primarily in short-term bank deposits, money market funds, U.S. commercial paper and U.S. and foreign government securities. Cash and cash equivalents includes investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. At September 30, 1999 and 1998, all investments held were classified as "available-for-sale."

Property and Equipment: Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method based upon the following estimated useful lives:

     Office equipment . . . . . . . . . . . . . . . . . . . . . . . 2 to 5 years

     Laboratory equipment . . . . . . . . . . . . . . . . . . . . .      5 years

     Leasehold improvements . . . Shorter of lease term or estimated useful life

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

Accounting for Stock-Based Compensation: The Company adopted the disclosure - only alternative permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which changes measurement, recognition and disclosure standards for stock-based compensation. The Company measures stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company has disclosed pro forma net loss and pro forma net loss per share for fiscal 1999, 1998 and 1997 in Note H using the fair value method.

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

Comprehensive Income: Effective October 1, 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a set of financial statements. Components of comprehensive income are net income and all other non-owner changes in equity such as the change in the cumulative gain or loss on marketable securities. The Company has changed the format of its consolidated statements of stockholders' equity to present comprehensive income.

Components of accumulated other comprehensive income consist of the following:

                                                        September 30,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------   --------   --------
     Change in unrealized gains (losses)
      on marketable securities                  $(31,000)  $(53,000)  $ 85,000
                                                --------   --------   --------

     Accumulated other comprehensive
      income (loss)                             $(31,000)  $(53,000)  $ 85,000
                                                ========   ========   ========

Reclassification: Certain prior year amounts have been reclassified to conform with fiscal 1999 classifications.

Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Management believes the effect of adoption SFAS No. 133 will not have a significant impact on its financial statements. In June 1999, the FASB issued SFAS No. 137 which deters the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000.

C. Marketable Securities and Investment in Incara:

Marketable Securities
---------------------

  Investments in marketable securities consisted of the following at September 30, 1999 and 1998:

                                                                 1999                         1998
                                                      --------------------------    --------------------------
                                                                        Market                        Market
                                                         Cost           Value          Cost           Value
                                                       ----------     ----------    -----------    -----------
   U.S. government treasury and agency obligations     $       --     $       --    $14,246,000    $14,275,000
   U.S. corporate notes                                 2,456,000      2,457,000     18,424,000     18,427,000
                                                       ----------     ----------    -----------    -----------
                                                       $2,456,000     $2,457,000    $32,670,000    $32,702,000
                                                       ==========     ==========    ===========    ===========

At September 30, 1999, gross unrealized gains were approximately $1,000 and there were no unrealized losses. At September 30, 1998, gross unrealized gains and losses were $34,000 and $2,000, respectively. The maturities of these marketable securities as of September 30, 1999 and 1998 were as follows:

                                                     1999          1998
                                                  -----------  ------------
            Within one year                        $2,457,000   $28,877,000
            After one year through three years             --     3,825,000
                                                   ----------   -----------
            Total maturities                       $2,457,000   $32,702,000
                                                   ==========   ===========

Investment in Incara
--------------------

At September 30, 1999, Investment in Incara was comprised of the following:

(i) 281,703 shares of Incara common stock valued at $185,000. In fiscal 1999, the Company recorded a charge of $435,000 to write down its investment in Incara as the decline in value was deemed other than temporary.

(ii) a receivable of $1,642,000 due from Incara, payable in Incara common stock, in February 2000 relating to the third payment for the May 8, 1998 sale of Transcell to Incara.

See Note M.

D. Property and Equipment:

At September 30, 1999 and 1998, property and equipment consisted of the following:

                                                       1999          1998
                                                   ------------  ------------
Office equipment                                   $ 1,045,000   $ 1,725,000
Laboratory equipment                                        --     1,258,000
Leasehold improvements                                 547,000     2,321,000
                                                   -----------   -----------
                                                     1,592,000     5,304,000
Less: accumulated depreciation and amortization     (1,189,000)   (1,613,000)
                                                   -----------   -----------
                                                   $   403,000   $ 3,691,000
                                                   ===========   ===========

Included in the above amounts are property and equipment under capital lease and note obligations of $277,000 and $1,207,000 at September 30, 1999 and 1998, respectively, and related accumulated amortization of $210,000 and $401,000 at September 30, 1999 and 1998, respectively. Depreciation expense related to the assets under capital lease and note obligations amounted to $335,000, $612,000 and $772,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Assets financed through capital lease and note payable arrangements consist primarily of office and laboratory equipment. The Company paid $137,000, $173,000 and $165,000 in interest expense during the years ended September 30, 1999, 1998 and 1997, respectively, related to these capital lease and note payable obligations.

Depreciation and amortization expenses for the three years ended September 30, 1999, 1998 and 1997, were $933,000, $2,409,000 and $1,484,000, respectively.

E. Accrued Expenses:

At September 30, 1999 and 1998, accrued expenses consisted of the following:

                                                 1999         1998
                                                 ----         ----
          Clinical and sponsored research    $ 8,956,000  $12,378,000
          Redux withdrawal                     7,641,000    7,982,000
          Compensation related                 1,566,000    3,150,000
          InterNutria discontinuation            276,000    1,719,000
          Other                                1,661,000    1,779,000
                                             -----------  -----------
                                             $20,100,000  $27,008,000
                                             ===========  ===========

F. Commitments and Obligations:

The Company leases its facilities, as well as certain laboratory equipment and furniture under non-cancelable operating leases. Rent expense under these leases was approximately $1,974,000, $2,290,000 and $1,931,000 for the years ended September 30, 1999, 1998 and 1997, respectively. The Company also leases certain property and equipment under capital leases.

At September 30, 1999, the Company's future minimum payments under non-cancelable lease arrangements are as follows:

                                                         Operating    Capital
          Fiscal Year                                      Leases     Leases
          -----------                                      ------     ------
          2000                                          $  730,000   $72,000
          2001                                             706,000     2,000
          2002                                             696,000        --
          2003                                             349,000        --
          2004                                                  --        --
          Thereafter                                            --
                                                        ----------   -------
          Total lease payments                          $2,481,000    74,000
                                                        ==========
          Less: amount representing interest                          (4,000)
                                                                     -------
          Present value of net minimum lease payments                $70,000
                                                                     =======


At September 30, 1998, the Company's note obligations consisted of approximately $972,000 in note payable agreements (the "Notes"). The Notes require monthly, semi-annual or single payments, accrue interest at rates ranging from approximately 5.8% to approximately 13.4% and expire at various dates through June 2007. At September 30, 1998, $194,000 of the Notes have been classified as current. As a result of the CPEC Exchange Transactions (see Note M), there are no outstanding Notes at September 30, 1999.

The Company has guaranteed the first five years of the performance of Incara under a lease agreement for Incara Research Laboratory's (formerly Transcell) ("IRL") facilities. Incara has announced its retention of an advisor to explore the sale of all or a portion of its assets or the company. If Incara defaults on such lease agreement, the Company will become obligated to IRL's lessor. The remaining guaranteed obligation pursuant to such lease is approximately $2,820,000 from October 1999 through May 2002.

G. Withdrawal of Redux, Legal Proceedings, and Related Contingencies:

    On September 27, 1999, the Company announced that the U.S. District Court for the Eastern District of Pennsylvania (the "District Court") rejected a proposed agreement among the Company and the Plaintiffs' Management Committee ("PMC") to settle all product liability litigation and claims against the Company related to Redux. The District Court found that the proposed settlement did not meet the requirements for limited fund class actions, as described by the Supreme Court in its June 23, 1999 decision in Ortiz v. Fibreboard Corp.
                                                   -------------------------
("Ortiz"). The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling. That petition is still pending.

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

  Interneuron is named, together with other pharmaceutical companies, as a defendant in approximately 1,965 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated pretrial proceedings.

  On September 25, 1998, the District Court preliminarily approved an Agreement of Compromise and Settlement between the Company and the PMC relating to a proposed settlement of all product liability litigation and claims against the Company related to Redux. On November 3, 1998, the District Court issued a stay halting all Redux product liability litigation against the Company, pending and future, in state courts, following the issuance of a similar stay halting Redux product liability litigation against the Company in federal courts on September 3, 1998. As stated above, this proposed settlement was subsequently rejected by the District Court and the stays have been vacated.

  On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed actions against Les Laboratoires Servier ("Servier") and the Company in the District Court, pursuant to the federal interpleader statute. The aggregate limits of the three commercial excess insurance policies issued by the insurers to the Company is $40,000,000 in tiers of $20,000,000, $5,000,000 in excess of $20,000,000, and $15,000,000 in excess of $25,000,000. The insurers allege that both the Company and Servier have asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies, which is subject to ongoing claims by the Company and Servier, into the registry of the District Court.

  On June 23, 1999, the United States Supreme Court issued its opinion in Ortiz, overturning a putative "limited fund" class action settlement relating to asbestos litigation. In so doing, the Supreme Court identified certain guidelines that should be met for an action to be certified as a limited fund class action.

The Company filed an additional brief with the District Court arguing that the Company's settlement meets the Ortiz guidelines.

  As a result of the District Court's rejection of the proposed settlement agreement, the ongoing Redux-related litigation is proceeding against the Company. The existence of such litigation, (including the time and expenses associated with the litigation), may materially adversely affect the Company's business, including its ability to obtain sufficient financing to fund operations. Although the Company is unable to predict the outcome of any such litigation, such outcome may materially adversely affect the Company's future business, results of operations and financial condition.

  On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP's product liability litigation related to Redux and Pondimin. The Company is in discussions with AHP and the PMC regarding avenues for the Company to reach a comprehensive resolution of its outstanding Redux-related litigation. The Company cannot predict whether any settlement can be reached or the terms of any settlement.

  The Company, and certain present or former directors and/or officers of the Company, have also been named as defendants in several lawsuits filed by alleged purchasers of the Company's Common Stock, purporting to be class actions, claiming violation of the federal securities laws. It is not possible for the Company to determine its costs related to its defense in these or potential future legal actions, monetary or other damages which may result from such legal actions, or the effect on the future operations of the Company.

H. Stockholders' Equity:

Preferred Stock: The Certificate of Incorporation of the Company authorizes the issuance of 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions, including the dividend, conversion, voting, redemption (including sinking fund provisions), and other rights, liquidation preferences, and the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders of the Company. In fiscal 1993, the Company issued shares of Series B and Series C Preferred Stock in connection with an agreement with AHP. (See Note L.)

Common Stock: During fiscal 1995, certain subsidiaries issued convertible preferred stock through private placements (the "Subsidiaries' Private Placements"). In connection with certain of the Subsidiaries' Private Placements, the Company issued 239,938 warrants to purchase shares of the Company's Common Stock exercisable at $4.63 per share until June 30, 1998, all of which were exercised or expired. Additionally, investors in the private placements had certain rights to cause the Company to purchase from them certain amounts of the convertible preferred stock deemed to be illiquid but in no circumstance for an amount greater than that initially paid by the investor (the "Put Protection Rights"). As a result of Incara's initial public offering ("IPO") in February 1996 Progenitor's IPO and the Transcell Merger, the Company's potential obligations under the Put Protection Rights expired.

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

In January 1998, the Company's Board of Directors adopted, and in March 1998 the Company's stockholders approved, the 1998 Employee Stock Option Plan (the "1998 Plan") (along with the 1989 and 1994 Plans, the "Option Plans"). Under the 1998 Plan, options to purchase up to 1,500,000 shares of the

Company's Common Stock may be granted to employees, directors and consultants, except persons who were executive officers or directors of the Company as of the date of adoption of the 1998 Plan. The duration of the 1998 Plan is ten years and the term of options granted thereunder cannot exceed seven years.

The Company has also granted, outside of the Option Plans, options to purchase shares of the Company's Common Stock ("Non-Plan Options"). At September 30, 1999, 100,000 Non-Plan Options were outstanding.

In May 1998, the Company's Board of Directors authorized the Company to offer (the "May 1998 Exchange Offer") holders of outstanding options, issued primarily pursuant to the Option Plans, and certain warrants to purchase the Company's Common Stock which had exercise prices of $10.00 per share or greater, the right to exchange such options and warrants for new options and warrants (the "May 1998 New Options and Warrants") to purchase the same number of shares represented by the outstanding original options and warrants at an exercise price of $6.19 per share, the fair market value of the Company's Common Stock determined as of May 5, 1998 (the "May 1998 Exchange Date"). The May 1998 New Options and Warrants generally vest in six equal installments every six months commencing November 1998. The term of each May 1998 New Option or Warrant is the same as the remaining term of the respective original option or warrant. Pursuant to the May 1998 Exchange Offer, 3,992,040 options and 105,000 warrants were exchanged.

In August 1998, the Company's Board of Directors authorized the Company to offer (the "August 1998 Exchange Offer") holders of outstanding options, issued primarily pursuant to the Option Plans and which were not subject to the terms of the May 1998 Exchange Offer, the right to exchange such options for new options (the "August 1998 New Options") to purchase the same number of shares represented by the outstanding original options at an exercise price of $4.16 per share, the fair market value of the Company's Common Stock determined as of August 17, 1998 (the "August 1998 Exchange Date"). The August 1998 New Options generally vest in four installments: 30% in six months from the August 1998 Exchange Date, 30% in twelve months from the August 1998 Exchange Date, 20% in eighteen months from the August 1998 Exchange Date, and 20% in twenty four months from the August 1998 Exchange Date. The term of each August 1998 New Option is the same as the remaining term of the respective original option. Pursuant to the August 1998 Exchange Offer, 2,144,401 options were exchanged.

Presented below under the caption "Stock Options" is all Plan and Non-Plan option activity and under the caption "Warrants" is all warrant activity, certain of which may also be disclosed in this and other Notes to the Consolidated Financial Statements:



                                                        Stock Options                 Warrants
                                                 -------------------------   ------------------------
                                                               Weighted
                                                               Average
                                                 Shares     Exercise Price   Shares     Warrant Price
                                                 ------     --------------   ------     -------------
          Outstanding at September 30, 1996     3,891,720        $ 9.85      804,313   $ 4.63 - $23.25

             Granted                            1,477,000        $21.71       50,000   $18.25 - $20.25

             Exercised                           (271,896)       $ 7.53       (3,156)  $          4.63

             Cancelled                            (14,750)       $19.19      (20,000)  $         23.25
                                               ----------                   --------

          Outstanding at September 30, 1997     5,082,074        $13.39      831,157   $ 4.63 - $23.25

             Granted                            8,555,641        $ 6.97      155,000   $  6.19 - $7.13

             Exercised                             (5,000)       $ 5.88      (27,500)  $          4.63

             Cancelled                         (7,242,392)       $12.72     (146,157)  $ 4.63 - $23.25
                                               ----------                   --------

          Outstanding at September 30, 1998     6,390,323        $ 5.57      812,500   $ 5.00 - $12.77

             Granted                              624,667        $ 3.74           --

             Exercised                            (14,400)       $ 0.83           --

             Cancelled                           (508,009)       $ 6.94           --
                                               ----------                   --------

          Outstanding at September 30, 1999     6,492,581        $ 5.30      812,500   $ 5.00 - $12.77
                                               ==========                   ========

At September 30, 1999, stock options were outstanding and exercisable as follows:

                                     Outstanding                                              Exercisable
        ------------------------------------------------------------------------       --------------------------
                                                     Weighted         Weighted                          Weighted
              Range of                               Average          Average                           Average
              Exercise                               Remaining        Exercise                          Exercise
               Price               Number         Contractual Life     Price              Number         Price
               -----               ------         ----------------     -----              ------         -----
           $1.53 - $5.00          3,124,468           4.4 years        $ 4.14           1,562,621       $ 4.31
           $6.19 - $10.00         3,320,613           5.6 years        $ 6.23           1,227,413       $ 6.31
           $10.50 - $20.13           47,500           6.4 years        $16.01              46,875       $15.97
                                  ---------                                             ---------
           $1.53 - $20.13         6,492,581           5.0 years        $ 5.30           2,836,909       $ 5.36
                                  =========                                             =========

All outstanding options vest at various rates over periods up to four years and expire at various dates from March 8, 2001 to March 17, 2009. At September 30, 1998, 757,772 options were exercisable at a weighted average exercise price of $6.87. At September 30, 1997, 2,698,907 options were exercisable at a weighted average exercise price of $9.02.

At September 30, 1999, warrants were outstanding and exercisable as follows:

              Range of                  Number          Number
           Exercise Prices           Outstanding      Exercisable
           ---------------           -----------      -----------
             $5.00-7.88                250,000           180,002
               $10.00                  500,000           500,000
               $12.77                   62,500            62,500
                                       -------           -------
                                       812,500           742,502
                                       =======           =======


All outstanding warrants expire at various dates from August 16, 2000 to July 17, 2006 and have a weighted average exercise price of $9.14 per share.

Restricted Stock Awards: As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management and other employees, the Company's Board of Directors adopted the 1997 Equity Incentive Plan in October 1997 (the "1997 Plan"). The 1997 Plan provides for the grant of restricted stock awards which entitle the plan participants to receive up to an aggregate of 1,750,000 shares of the Company's Common Stock upon satisfaction of specified vesting periods. As of September 30, 1999, restricted stock awards to acquire an aggregate of 1,314,332 shares had been granted, net of forfeitures, to employees of the Company primarily in consideration of services rendered by the employee to the Company and payment of the par value of the shares. The shares subject to the awards have been registered under the Securities Act of 1933 on a registration statement on Form S-8 and, accordingly, may be sold by the 1997 Plan participants immediately upon vesting of the shares. In accordance with the provisions of the 1997 Plan for automatic extension of vesting during Black-Out Periods, as defined in the 1997 Plan, vesting of the shares commenced in April 1998. Through September 30, 1999, 660,860 shares have vested and been issued by the Company under the 1997 Plan. Vesting continues through May 2000 on the remaining 653,472 shares subject to awards at September 30, 1999.

The Company has incurred and will continue to incur compensation expense from the date of grant of awards through the vesting period of shares subject to restricted stock awards. The charges relating to the restricted stock awards to acquire 1,314,332 shares are expected to aggregate approximately $14,000,000, the fair market value of the shares at the time of grant, of which approximately $3,000,000 and $10,000,000 was incurred in fiscal 1999 and 1998, respectively, and the remainder will be incurred through the final scheduled vesting periods in fiscal 2000. Such expense has been and is being allocated to research and development and selling, general and administrative expense.

Employee Stock Purchase Plan: The Company's 1995 Employee Stock Purchase Plan (the "1995 Plan") covers an aggregate of 100,000 shares of Common Stock which is offered in one-year offerings (an "Offering"), the first of which began April 1, 1995. Each Offering is divided into two six-month Purchase Periods (the "Purchase Periods"). Stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the last sale price of the Company's Common Stock on the first day of an Offering or the last day of the related Purchase Period. At September 30, 1999, 26,648 shares remain to be purchased under the 1995 Plan.

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

                                 1999               1998              1997
                                 ----               ----              ----
Dividend yield                      0%                 0%                0%
Expected volatility            85%-90%            70%-90%           60%-70%
Risk-free interest rate      4.4%-5.8%          5.3%-5.6%         6.0%-6.9%
Expected option life        1-5 years           2-3 years         5 years
Weighted average grant
 date fair value:
    Interneuron              $2.08               $  3.87           $12.81
    Incara                   $3.89               $  9.57           $11.46
    Transcell                $  --               $    -            $ 0.17


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

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net loss for the fiscal years ended September 30, 1999, 1998 and 1997 may not be representative of the pro forma effect on net income or loss in future years. The Company's pro forma information is as follows for the fiscal years ended September 30, 1999, 1998 and 1997:



                                1999                      1998                      1997
                      -----------------------   -----------------------   -----------------------
                      As Reported   Pro Forma   As Reported   Pro Forma   As Reported   Pro Forma
                      -----------   ---------   -----------   ---------   -----------   ---------
Net loss              $37,762,000  $49,408,000  $69,962,000  $83,043,000  $55,256,000  $62,773,000
Net loss per share    $      0.90  $      1.18  $      1.69  $      2.00  $      1.35  $      1.53

Treasury Stock and Stock Repurchases: In March 1997, the Company announced that its Board of Directors had authorized it to repurchase from time to time through open-market transactions up to 1,500,000 shares of the Company's Common Stock. The Company repurchased 217,500 shares, all in fiscal 1997, for an aggregate purchase price of approximately $3,978,000. All treasury stock has been re-issued primarily pursuant to stock option and warrant exercises and the 1995 Plan.

Call Options: In May 1997, the Company purchased in private transactions from Swiss Bank Corporation, London Branch ("SBC") capped call options, which were subsequently modified, on Interneuron Common Stock. As modified, these call options gave Interneuron the right to purchase from SBC up to a total of 1,240,000 shares of Interneuron Common Stock at a strike price of $14.50. All call options expired without exercise.

In exchange for the purchases of these call options, in lieu of cash purchase prices, the Company sold to SBC call options entitling SBC to purchase from the Company at a strike price of $36.00 per share, an aggregate of 2,000,000 shares of Interneuron Common Stock, 1,000,000 shares on each of December 30 and 31, 1999. Modification to the original options, which consisted of extensions of maturity dates and reductions of the caps and strike prices, resulted in a $500,000 cash payment to the Company in fiscal 1997 which was reflected as a credit to additional paid-in capital. The Company will have the right to settle these call options with cash or stock, subject to certain conditions. If exercised, the Company expects to settle the call options that it sold through issuances by the Company to SBC of up to an aggregate of 2,000,000 shares of Common Stock, subject to the effectiveness of a registration statement covering the resale of these shares delivered. Because the Company has the ability to settle call options through issuance or receipt of Common Stock, the Company has accounted for the original purchases and sales of these call options as equivalent and offsetting noncash equity transactions. Any gains realized from purchased call options will be reflected in additional paid-in capital.

Other: In addition to the 42,019,000 shares of Common Stock outstanding at September 30, 1999, there were approximately 18,161,000 shares of Common Stock reserved for issuance ("Reserved Common Shares"). Included in the number of Reserved Common Shares are the following: (i) 4,756,000 shares of Common Stock reserved for issuance upon conversion of the Company's authorized but unissued Preferred Stock; (ii) 622,000 shares of Common Stock issuable upon conversion of issued and outstanding Preferred Stock; (iii) 1,089,000 shares reserved for issuance under the 1997 Plan; (iv) 8,781,000 shares reserved for issuance under the Option Plans and the 1995 Plan, (of which approximately 6,392,000 stock options were outstanding, not all of which were vested); (v) approximately 913,000 shares reserved for issuance from exercise of outstanding warrants and Non-Plan Options; and (vi) 2,000,000 shares reserved for issuance pursuant to call options potentially exercisable by SBC.

I. Income Taxes:

At September 30, 1999 and 1998, the significant components of the Company's deferred tax asset consisted of the following:

                                                    1999           1998
                                                    ----           ----
Federal and state net operating loss
     carryforwards                            $  55,718,000   $ 60,876,000
Federal and state tax credit carryforwards        4,647,000      5,154,000
Capital loss carryforwards                        7,160,000
Accrued expenses                                 10,602,000     15,263,000
Investment in CPEC LLC                            9,480,000
Investment in unconsolidated subsidiaries        12,520,000     11,880,000
                                              -------------   ------------
Total deferred tax asset before valuation
     allowance                                  100,127,000     93,173,000
                                              -------------   ------------
Valuation allowance against total deferred
     tax asset                                 (100,127,000)   (93,173,000)
                                              -------------   ------------
Net deferred tax asset                        $          --   $         --
                                              =============   ============


At September 30, 1999, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $150,000,000 which expire at various dates from 2004 to 2019. In addition, the Company had approximately $3,200,000 of tax credit carryforwards for federal income tax purposes expiring at various dates through 2014 and capital loss carryforwards of approximately $17,900,000 for federal income tax purposes expiring in 2004. The Company's ability to use the net operating loss carryforwards may be subject to limitations resulting from ownership changes as defined in the U.S. Internal Revenue Code. Approximately $12,500,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying disposition of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance.

J.  Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share for the years ended September 30, 1999, 1998 and 1997:

                                                 1999            1998          1997
                                                 ----            ----          ----
Numerator for basic and diluted:
     Net loss                                $(37,762,000)   $(69,962,000)  $(55,256,000)
                                             ============    ============   ============
Denominator for basic and diluted:
     Weighted average shares outstanding       41,898,000      41,468,000     41,064,000
                                             ============    ============   ============
Net loss per common share - basic            $     (0.90)    $      (1.69)  $      (1.35)
                                             ============    ============   ============
Net loss per common share - diluted          $     (0.90)    $      (1.69)  $      (1.35)
                                             ============    ============   ============


During the year ended September 30, 1999, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 6,409,581 shares of Common Stock at prices ranging from $5.88 to $20.13 with expiration dates ranging up to March 17, 2009; (ii) warrants to purchase 812,500 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the year ended September 30, 1999, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 83,000 shares of Common Stock at prices ranging from $1.53 to $3.13 with expiration dates ranging up to September 15, 2006;
(ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock and (iii) unvested Restricted Stock Awards to acquire 653,472 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

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

K. Related Party Transactions:

The Company and certain of its subsidiaries have agreements with certain directors and former directors of the Company and parties related to directors to provide technical and other consulting services. The total of such payments were approximately $277,000, $414,000, and $417,000 in fiscal 1999, 1998 and
1997, respectively. In addition to the above, (i) one related party was a principal investigator in a clinical trial and received approximately $34,000 and $296,000 in fiscal 1998 and 1997, respectively, for services performed in that capacity and (ii) one director is the chairman and chief executive officer of an entity that provided product distribution services for certain InterNutria products to which InterNutria paid approximately $12,000, $58,000, and $117,000 in fiscal 1999, 1998 and 1997, respectively.

The Company made contributions of $55,000, $147,000, and $147,000, in the years ended September 30, 1999, 1998, and 1997, respectively, to The Center for Brain Science and Metabolism Charitable Trust of which one of the Company's former directors is the scientific director.

L. Agreements:

Servier: In February 1990, as amended, the Company entered into a series of agreements with Les Laboratoires Servier (" Servier") under which the Company licensed U.S. marketing rights to Redux, in exchange for royalty payments of 11.5% of net product sales. Additionally, the agreements required the Company to purchase the bulk compound from an affiliate of Servier. (See Note G.)

American Home Products: In November 1992, the Company entered into an agreement with American Cyanamid Company (which subsequently was acquired by AHP) for the
development and marketing in the U.S. of  Redux.   In connection with this
agreement, AHP made certain milestone payments to the Company and purchased from the Company the Series B and C Preferred Stock which is outstanding at September 30, 1999 and 1998. Holders of Series B and C Preferred Stock are entitled to receive mandatory dividends of $.13 and $1.00 per share, respectively, payable at the election of the Company in cash or Common Stock. Such dividends are payable annually on April 1 of each year, accrue on a daily basis and are cumulative. Holders of Series B and C Preferred Stock are also entitled to a liquidation preference of $12.53 and $100.00 per share, respectively, plus accumulated and unpaid dividends. Holders of Series B and C Preferred Stock are entitled to convert such shares into an aggregate of 622,222 shares of Common Stock (a conversion price of $5.63 per share) subject to anti-dilution adjustments. Holders of the Series B and C Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders other than the election of directors, generally holding the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock are convertible. Additionally, the agreement with AHP provides for royalty payments to the Company based upon net sales of Redux and for AHP to share equally with the Company certain research and development expenses. AHP has the right to terminate its sublicense upon twelve months notice to the Company.


On April 29, 1996, Redux received FDA clearance for marketing. The Company's License Agreement with AHP required AHP to pay base royalties equal to 11.5% of AHP's net sales and additional royalties ranging from 5% of the first $50,000,000 of AHP's annual net sales if Redux is a scheduled drug to 10% of AHP's annual net sales over $150,000,000. On September 15, 1997, the Company and AHP announced a market withdrawal of Redux. (See Note G.)

Boehringer: In November 1995, the Company entered into an exclusive manufacturing agreement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") under which Boehringer agreed to supply, and the Company agreed to purchase, all of the Company's requirements for Redux capsules. The contract contained certain minimum purchase, insurance and indemnification commitments by the Company and required conformance by Boehringer to the FDA's Good Manufacturing Practices regulations. (See Note G.)

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

In June 1998, the Company licensed to Ferrer, worldwide except for the U.S. and Canada, the use of Interneuron's patent rights relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In exchange for the license to Ferrer, Interneuron will be entitled to royalties from Ferrer on certain exports to, and sales of, the solid form of citicoline in certain countries upon its approval in each relevant country.

Rhone-Poulenc Rorer: In February 1994, the Company entered into a license agreement with Rhone-Poulenc Rorer, S.A. ("RPR") granting the Company an exclusive worldwide license (subject to RPR's option to obtain a sublicense in France) under RPR's patent rights and know-how to manufacture, use and sell pagoclone. In exchange, the Company paid a license fee and agreed to pay RPR milestone payments and royalties based on net sales. Interneuron also assumed responsibility for all clinical trials and regulatory submissions relating to pagoclone. RPR provided the Company with supplies of compound for clinical trials.

The license grants Interneuron the right to grant sublicenses on a worldwide basis, subject to RPR's written approval of the sublicensee, which approval shall not be unreasonably withheld. The Company agreed to indemnify RPR under certain conditions and to maintain product liability insurance. Either party may terminate the license agreement under certain conditions, including material breach, insolvency or bankruptcy of the other.

Eli Lilly: In June 1997, the Company entered into an agreement with Eli Lilly and Co. and Eli Lilly S.A. ("Lilly") relating to the licensing by Lilly from the Company of a use patent for Lilly's antidepressant Prozac to treat disturbances of appetite and mood associated with premenstrual syndrome. Lilly paid the Company an up-front license fee of $1,000,000, which was recorded as license fee revenue in fiscal 1997, and is required to make additional payments based upon achievement of development and regulatory related milestones and to pay royalties based upon net sales. In fiscal 1999, the Company recorded a total of $1,000,000 in milestone fees from Lilly relating to filing and receipt of approval for marketing Prozac in the United Kingdom for the above indication.

Merck: In July 1997, Transcell (subsequently merged into Incara; see Note M) and Interneuron entered into a Research Collaboration and Licensing Agreement with Merck & Co., Inc. ("Merck") (the "Merck Collaboration") to discover and commercialize certain novel antibacterial agents. Interneuron assigned its rights and obligations under the Merck Collaboration in connection with the Transcell Merger. Merck made initial payments totaling $2,500,000 of which $1,500,000 was recognized as license fee revenue in fiscal

1997 and $1,000,000 was recognized as license fee revenue ratably over the twelve month option period commencing in July 1997. Additionally, Merck provided research support for the first two years of the agreement, made payments based upon achievement of certain defined clinical development and regulatory milestones and will pay royalties based upon net sales of products resulting from the Merck Collaboration. A portion of any royalties from Merck are payable to Interneuron. (See Note M.)

M. Subsidiaries:

Incara
------

General:

Prior to fiscal 1997, Incara and Interneuron owned approximately 80% and 20%, respectively, of the outstanding common stock of CPEC, Inc. which had an exclusive worldwide license to bucindolol, a non-selective beta-blocker currently under development for congestive heart failure. Bucindolol began a Phase 3 clinical trial, the Beta-blocker Evaluation of Survival Trial ("BEST"), for treatment of congestive heart failure in cooperation with the National Institutes of Health (the "NIH") and the Department of Veteran Affairs (the "VA") in April 1995. The NIH and VA agreed to provide up to $15,750,000 throughout the study and CPEC was obligated to, and did, pay an additional $2,000,000, through September 30, 1998, and was obligated to fund other costs of the study including drug supply and clinical monitoring. CPEC, Inc. was party to two development agreements relating to bucindolol: (i) a December 1995 Development and Marketing Collaboration and License Agreement (the "Astra Merck Collaboration") with Astra Pharmaceuticals LP, formerly Astra Merck, Inc. ("Astra Merck") to provide for the development, commercialization and marketing in the U.S. of a twice-daily formulation of bucindolol; and (ii) a December 1996 agreement with BASF Pharma/Knoll AG ("Knoll") (the "Knoll Collaboration") to provide for the development, manufacture and marketing of bucindolol in all countries with the exception of the United States and Japan (the "Knoll Territory").

The Astra Merck Collaboration was terminated in September 1998. Incara received $5,000,000 upon execution of the Astra Merck Collaboration, and paid Astra Pharmaceuticals LP $10,000,000 in December 1997, which had been accrued as a liability at September 30, 1997. During the fiscal years ended September 30, 1998 and 1997, the Company recognized contract revenue of approximately $4,833,000 (including a $4,000,000 termination fee), and $553,000, respectively, from payments made by Astra Pharmaceuticals LP to Incara. During the fiscal years ended September 30, 1998 and 1997, Astra Merck assumed additional liabilities of approximately $6,065,000 and $5,505,000 respectively, on Incara's behalf. These additional amounts did not impact the Company's Consolidated Statements of Operations, as they were offset against related expenses. At September 30, 1998, the Company's Consolidated Balance Sheet included approximately $944,000 of accounts receivable due from Astra Pharmaceuticals and approximately $941,000 of accrued expenses related to obligations assumed by Astra Pharmaceuticals LP.

The Knoll Collaboration related to both the twice-daily bucindolol formulation and a once-a-day bucindolol formulation. Under the terms of the Knoll Collaboration, Knoll made up-front payments to CPEC, Inc. totaling $3,143,000 which were recognized as contract and license fee revenue in fiscal 1997. Knoll and Incara agreed to share the development and marketing costs of bucindolol in the Knoll Territory. In general, Knoll agreed to pay approximately 60% of certain development and marketing costs prior to product launch and Incara agreed to pay approximately 40% of such costs, subject to certain maximum dollar limitations. Knoll also agreed to pay approximately 60% of once-a-day formulation development costs that related solely to the Knoll Territory and approximately one-third that would have had worldwide benefit. Knoll and Incara were sponsoring a 2000 patient clinical trial in Europe known as BEAT (Bucindolol Evaluation after Acute myocardial infarction Trial). In August 1999 Knoll notified Incara that BEAT has been stopped and it is canceling the Knoll Agreement.

In February 1997, the Company announced that its Board of Directors had authorized it to purchase from time to time through open-market transactions up to 200,000 shares of the common stock of Incara. As of September 30, 1998, the Company had purchased 129,400 shares of Incara common stock, all in fiscal 1997, for an aggregate purchase price of approximately $2,951,000, of which approximately $2,234,000 was recorded as purchase of in-process research and development in fiscal 1997.

Transcell Merger:

On May 8, 1998, the merger of Transcell with and into Incara and the acquisition by Incara of certain related technology rights owned by Interneuron was completed. Simultaneously, Interneuron contributed to Transcell's capital all of Transcell's indebtedness and payables, aggregating $18,698,000, to Interneuron (the "Transcell Merger"). Consideration given by Incara consisted of (i) Incara common stock issuable to the former Transcell stockholders, including Interneuron, in three installments with an aggregate market value at closing of approximately $14,200,000, of which $3,000,000 was paid at closing as an initial payment to Interneuron for certain of its technology rights and continued guarantees of certain Transcell leases (the "Initial Technology/Guarantee Payment"), and (ii) the issuance of options and warrants to purchase 259,488 shares of Incara common stock to Transcell employees and consultants in exchange for their options and warrants to purchase Transcell capital stock.
Accordingly, in connection with the first installment of the merger consideration due at the closing of the merger, Incara issued an aggregate of 320,151 shares of common stock, of which 191,383 shares were issued to Interneuron. In addition, Incara issued 174,672 shares to Interneuron for the
Initial Technology/Guarantee Payment.   Incara also agreed to pay Interneuron a
royalty on sales of certain products that may be developed under the Merck Agreement. The second and third installments of the merger consideration were to be made in August 1999 and February 2000, respectively, and each installment was to consist of the issuance of approximately $3,000,000 of Incara common stock, as then valued. Pursuant to the CPEC Exchange Transactions (see below), the Company waived its right to receive the second installment of the merger consideration in August 1999 and instead retained a number of Incara shares at a price determined as of July 15, 1999. Incara's acquisition of the minority shareholders' interest in Transcell resulted in Incara recording a charge to operations in fiscal 1998 for the purchase of in-process research and development of approximately $5,300,000. This charge was eliminated in consolidation and is not reflected in the Company's results of operations because the Company did not acquire any incremental interest in Transcell's net assets as a result of the transaction. In connection with this transaction, the Company also recorded a credit to additional paid-in capital of approximately $2,212,000 to reflect adjustments to minority interest resulting from the Transcell Merger and the book value of the Incara shares received by the Company for the Initial Technology/Guarantee Payment. Interneuron owned approximately 61% of the outstanding capital stock of Incara before the closing of the Transcell Merger and approximately 62% immediately after the closing of the Transcell Merger.

CPEC Exchange Transactions:

On July 15, 1999, the Company entered into agreements and transactions (the "CPEC Exchange Transactions") which included (i) the Amended and Restated Limited Liability Company Agreement among the Company, CPEC LLC and Incara (the "LLC Agreement"); (ii) the Assignment and Assumption and License Agreement between CPEC and Incara (the "Assignment and License Agreement"); and (iii) the Exchange Agreement between the Company and Incara (the "Exchange Agreement"). Pursuant to the CPEC Exchange Transactions, the Company acquired from Incara a 65% interest in CPEC LLC. In exchange, Incara redeemed 4,229,381 of the 4,511,084 shares of Incara common stock previously owned by the

Company (the "Redeemed Shares") and the Company cancelled a promissory note issued by Incara to the Company in a related transaction, as described below.

CPEC LLC is a Delaware limited liability company that is a successor to CPEC, Inc., a Nevada corporation. Immediately prior to the CPEC Exchange Transactions, the common stock of CPEC, Inc. was owned 19.9% by the Company and 80.1% by Incara. As a result of the CPEC Exchange Transactions, the limited liability company interests in CPEC LLC are owned 65% by the Company and 35% by Incara. The Company's percentage ownership of Incara's outstanding common stock has been reduced from approximately 61% prior to the CPEC Exchange Transactions to approximately 5% at September 30, 1999. The LLC Agreement generally provides for the Company and Incara to fund and share development costs of bucindolol in the United States and Japan (the "CPEC Territory") and to share profits and losses of CPEC LLC in the same percentage as their respective ownership of CPEC LLC, subject to adjustment in certain circumstances. Both the Company and Incara agreed to perform certain services on behalf of CPEC but will not generally be entitled to reimbursement of internal costs.

Pursuant to the Assignment and License Agreement CPEC LLC (i) assigned to Incara all its rights, and Incara assumed all of CPEC LLC's liabilities, under the Knoll Agreement, except for the Company's 19.9% portion of CPEC LLC's pre-CPEC Exchange Transactions liability to Knoll (approximately $250,000), and (ii) licensed to Incara development and marketing rights in the Knoll Territory, subject to the Knoll Agreement. In exchange, Incara agreed to pay CPEC a royalty based on net sales of bucindolol in the Knoll Territory and 65% of a milestone payment payable by Knoll if net sales in the Knoll Territory exceed a specified amount. Under the LLC Agreement, any payments that would have been received by CPEC under the Assignment and License Agreement would be distributed to the Company.

Pursuant to the Exchange Agreement, the Company obtained 65% of the limited liability company interests in CPEC LLC in exchange for the Redeemed Shares and cancellation by the Company of a note received by the Company from Incara for Incara's purchase of the Company's CPEC, Inc. common stock. The 281,703 shares of Incara common stock (the "Retained Shares") retained by the Company were in lieu of the shares of Incara common stock the Company would have been entitled to receive from Incara as the second installment of the merger consideration payable in August 1999 in connection with the Transcell Merger. The Exchange Agreement also provides for the Company to assume 45% of Incara's obligations under the acquisition agreement dated as of May 13, 1994 (the agreement under which Incara initially acquired CPEC) for Additional Purchase Price (as defined in that agreement) payable in Interneuron Common Stock. The Company's maximum potential liability under this provision is approximately $1,700,000. The Exchange Agreement also provides for the Company and Incara to indemnify each other for certain liabilities relating to CPEC.

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

On July 29, 1999, CPEC LLC received notification that BEST has been terminated at the recommendation of the BEST Data and Safety Monitoring Board, based upon the absence of significant survival advantage of treatment with bucindolol for the population as a whole. According to the BEST Coordinating Center, the decision to terminate BEST was based upon the totality of evidence available regarding beta-blocker treatment of heart failure from BEST and other randomized controlled trials.

The Company has reflected the CPEC Exchange Transactions in its consolidated financial statements as of July 15, 1999 by removing from them the consolidated financial statements of Incara and commencing consolidation of only CPEC LLC. Interneuron used the purchase method of accounting for the acquisition of a majority and controlling interest in CPEC LLC and incurred a noncash charge of $2,421,000 for in-process research and development related to the CPEC Exchange Transactions in fiscal 1999. As of September 1999, the Company has determined not to continue BEXTRA development and has reflected a liability of approximately $640,000 related to such decision at September 30, 1999.

The Company accounts for its approximately 5% equity investment in Incara using the cost method and any increases or temporary decreases in market value from the book value is reflected in accumulated other comprehensive income and any permanent decreases in market value from the book value is reflected as a charge to operations. (See Note C.)

Progenitor:
-----------

In August 1997, Progenitor completed an initial public offering (the "Progenitor IPO") of 2,875,000 units, at $7.00 per unit, each unit consisting of one share of Progenitor common stock and one five-year warrant to purchase one share of Progenitor common stock at $10.50 per share. The Progenitor IPO resulted in proceeds to Progenitor, net of offering-related costs, of approximately $17,200,000. Interneuron purchased 500,000 units of the Progenitor IPO for a total of $3,500,000. Concurrent with the Progenitor IPO, Progenitor sold 1,023,256 shares of Progenitor common stock to Amgen pursuant to a stock purchase agreement for a purchase price of $4,500,000 in cash and a $1,000,000 promissory note. Concurrent with the closing of the Progenitor IPO, Progenitor acquired Mercator Genetics, Inc. ("Mercator") (the "Mercator Acquisition") for an aggregate purchase price of approximately $24,000,000, including related transaction costs, paid with the issuance of approximately 3,443,000 shares of Progenitor common stock, plus the assumption of Mercator liabilities, forgiveness of debt relating to advances made by Progenitor to Mercator and the issuance of stock options and warrants. Interneuron's ownership in Progenitor's outstanding capital stock decreased from approximately 76% at September 30, 1996 to approximately 37% at September 30, 1997 principally due to the Progenitor IPO and the Mercator Acquisition. As a result of the Company's decreased percentage of ownership in Progenitor, as of the date of the Progenitor IPO and Mercator Acquisition, the Company ceased consolidating the financial statements of Progenitor and commenced including Progenitor in the Company's financial statements using the equity method of accounting. At September 30, 1999 and 1998, Interneuron's ownership in Progenitors's outstanding capital stock was approximately 36%.

In connection with the Mercator Acquisition, Progenitor incurred non-recurring charges to operations in fiscal 1997 related to the purchase of in-process research and development. Interneuron included approximately $7,800,000 of these charges in equity in net loss of unconsolidated subsidiary based on the Company's ownership interest in Progenitor. As a result of the Progenitor IPO, Interneuron recognized a gain on its investment in Progenitor of approximately $7,291,000 which was recorded as an increase in the Company's additional paid-in capital. In fiscal 1997, the Company reported equity in Progenitor's net losses of approximately $9,028,000 for the period from the Progenitor IPO to September 30, 1997.

In December 1998, Progenitor announced its intention to implement an immediate cessation of operations. Progenitor did not have sufficient funds at that time to meet its obligations and was unable to raise additional funds. Progenitor's market valuation had been substantially reduced and the Company could not viably sell any of its holdings of Progenitor securities. As a result, the Company's investment in Progenitor was reduced to zero as of September 30, 1998. During the year ended September 30, 1998, the Company reported equity in Progenitor's net losses of approximately $4,040,000. At September 30, 1999, the Company has reflected a receivable from Progenitor of $250,000 related to an expected distribution of net cash resulting from Progenitor's sales of assets and payments of liabilities. This estimated dividend was recorded in income as equity in unconsolidated subsidiary in fiscal 1999. Following are condensed statements of operations and balance sheet data of Progenitor for which fiscal 1998 information is unaudited:

                                     Fiscal Year ended September 30,
                                     -------------------------------
                                           1998             1997
                                           ----             ----
Statement of Operations:
Revenues                             $    485,000     $  1,142,000
Charge for acquired in-process
     research and development                  --       21,092,000
Net loss                              (13,916,000)     (30,283,000)

                                            September 30, 1998
                                     -------------------------------
Balance Sheet:
Current assets                                 $7,239,000
Noncurrent assets                               3,062,000
Current liabilities                             4,513,000
Noncurrent liabilities                          2,849,000

Transcell:
---------

Until May 8, 1998, the date of the Transcell Merger (see "Incara" above), the Company consolidated the financial statements of Transcell. After May 8, 1998, Transcell was merged into Incara and operated as an Incara division called Incara Research Laboratories. Therefore, the results of Transcell continued to be included in the Company's Consolidated Results of Operations until the CPEC Exchange Transactions. The Company's ownership of Transcell was approximately 79% at September 30, 1997 and immediately prior to the Transcell Merger.

InterNutria:
-----------

In December 1995, InterNutria acquired from AVAX Technologies, Inc. ("AVAX"), the technology and know-how to produce a specially-formulated dietary supplement for women's use during their pre-menstrual period, later named PMS Escape, in exchange for $2,400,000 payable in two installments of Interneuron Common Stock. The first payment consisting of 55,422 shares was made in fiscal 1997 and the second payment consisting of 112,793 shares was made in fiscal 1998. Certain affiliates of the Company are or were stockholders of AVAX but did not receive any of the purchase price.

In January 1998, Interneuron sold, subject to repurchase rights which expired in April 1999, an aggregate of 10% of its InterNutria common stock to the executive officers of Interneuron for the par value of the InterNutria shares ($.0001 per share) which approximated fair market value of these shares at the time of the transaction. At September 30, 1999 and 1998, the Company owned approximately 76% of InterNutria's outstanding stock.

In September 1998, the Company adopted a plan to discontinue the operations of InterNutria. Accordingly, the net losses from InterNutria's operations have been segregated from continuing operations and condensed and reported on a separate line on the statement of operations. In fiscal 1998, the Company recorded a charge of $2,326,000 for the discontinuation of InterNutria's operation. In fiscal 1999, the Company determined certain costs relating to the discontinuation of InterNutria would not be incurred and recorded a credit of $816,000 to discontinuation of InterNutria. At September 30, 1998 the assets of InterNutria were $571,000 and the liabilities were $35,543,000, including indebtedness to Interneuron of $33,019,000. At September 30, 1999, the assets of InterNutria were $2,000 and the liabilities were $37,326,000, including indebtedness to Interneuron of $37,054,000. All inventories have been fully reserved at September 30, 1999 and 1998. All indebtedness to Interneuron is eliminated in the consolidated financial statements. The Company has sought to sell InterNutria or all or part of its assets. InterNutria's sports drink product line was sold in fiscal 1999 for future royalties on sales commencing in 2001; PMS Escape has not been sold. The Company does not expect to generate significant proceeds from any sales of InterNutria or its assets.

Operating results of InterNutria, exclusive of charges relating to the discontinuation of operations and interest on intercompany debt, for the fiscal years ended September 30, 1998 and 1997 are as follows:

                                                 1998           1997
                                                 ----           ----

        Revenues                             $  2,567,000   $   879,000
        Operating expenses                     19,701,000     6,345,000
                                             ------------   -----------
        Net income/(loss) from operations     (17,134,000)   (5,466,000)

        Interest (expense) income net             (17,000)     (120,000)
                                             ------------   -----------

        Net income/(loss)                    $(17,151,000)  $(5,586,000)
                                             ============   ===========

N.  Subsequent Events

In November 1999, the Company licensed exclusive U.S. rights from Madaus AG ("Madaus") to trospium, an orally administered prescription drug product for treatment for overactive bladder in several European countries. In exchange the Company has agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. The Company will be responsible for all clinical development and regulatory activities and costs related to the compound in the U.S.

In December 1999, the Company entered into an agreement with Takeda Chemical Industries, Ltd. ("Takeda") under which the Company licensed to Takeda exclusive U.S. and Canadian commercialization rights to citicoline (the "Takeda Agreement") in exchange for $13,000,000 in licensing and other guaranteed payments, of which approximately $11,500,000 has been received to date, up to $60,000,000 in payments contingent upon the achievement of future regulatory milestones in the U.S. and Canada, and royalties on net sales. Takeda also agreed to fulfill the royalty payment obligations of Interneuron to Ferrer, pursuant to Interneuron's agreement with Ferrer, and to fund any future Phase 4 studies of citicoline in stroke and Phase 3 studies for additional indications. The Takeda Agreement also provides an option to Takeda to negotiate a license for any one alternative Interneuron compound, excluding pagoclone, in the event Takeda decides to terminate the citicoline license following a review of the results of the ongoing 899-person Phase 3 clinical trial.

In December 1999, the Company entered into an agreement with Warner-Lambert Company ("Warner-Lambert"), under which it licensed to Warner-Lambert exclusive worldwide rights to commercialize pagoclone (the "Warner-Lambert Agreement"). Under the Warner-Lambert Agreement, the Company is entitled to receive $13,750,000 in an up-front payment and up to $60,000,000 in payments contingent upon the achievement of clinical and regulatory milestones. Warner-Lambert also agreed to pay Interneuron royalties on net sales. Under the Warner-Lambert Agreement, Warner-Lambert would be responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone for all indications on a worldwide basis. Under the Company's agreement with RPR, RPR is entitled to receive a portion of the payments to be received by the Company from Warner-Lambert.