Form 10-Q
period 1999-12-31
INTERNEURON PHARMACEUTICALS INC
filed 2000-02-14
CIK 854222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                _______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                          Commission File No.0-18728

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes     X                            No
            ------                            ------
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

Class                                     Outstanding at February 11, 2000:
Common Stock $.001 par value              42,358,162 shares

                       INTERNEURON PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements

Consolidated Balance Sheets as of December 31, 1999
  and September 30, 1999...................................................... 3

Consolidated Statements of Operations for the Three Months
  ended December 31, 1999 and 1998............................................ 4

Consolidated Statements of Cash Flows for the Three Months
  ended December 31, 1999 and 1998............................................ 5

Notes to Unaudited Consolidated Financial Statements.......................... 6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.........................................10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16

Item 6.  Exhibits and Reports on Form 8-K.....................................19

SIGNATURES....................................................................20

Item 1.  Financial Statements

                       INTERNEURON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (Amounts in thousands except share data)

                                                                                  December 31,  September 30,
                                                                                       1999          1999
                                                                                   -----------   ------------

                                                                ASSETS
        Current assets:
           Cash and cash equivalents                                                $   36,963    $   19,354
           Marketable securities                                                         3,482         2,457
           Accounts receivable                                                           1,724           785
           Prepaids and other current assets                                             1,779         1,812
                                                                                    ----------    ----------
             Total current assets                                                       43,948        24,408

        Investment in unconsolidated subsidiary                                          2,064         1,827
        Property and equipment, net                                                        344           403
                                                                                    ----------    ----------
                                                                                    $   46,356    $   26,638
                                                                                    ==========    ==========

                                                              LIABILITIES

        Current liabilities:
           Accounts payable                                                         $      175    $      157
           Accrued expenses                                                             19,226        20,100
           Deferred revenue                                                              3,000            --
           Current portion of capital lease obligations                                     49            68
                                                                                    ----------    ----------
                 Total current liabilities                                              22,450        20,325

        Long-term portion of capital lease obligations                                      --             2

        Minority interest                                                                  189           189

                                                         STOCKHOLDERS' EQUITY

        Preferred stock; $.001 par value, 5,000,000 shares authorized;
           Series B, 239,425 shares issued and outstanding (liquidation
           preference at December 31, 1999 $3,034)                                       3,000         3,000
           Series C, 5,000 shares issued and outstanding at (liquidation
            preference at December 31, 1999 $503)                                          500           500
        Common stock; $.001 par value, 80,000,000 shares authorized;
           42,097,262 and 42,019,426 shares issued and outstanding
           at December 31, 1999 and September 30, 1999, respectively                        42            42
        Additional paid-in capital                                                     272,834       272,337
        Accumulated deficit                                                           (252,899)     (269,758)
        Accumulated other comprehensive income                                             240             1
                                                                                    ----------    ----------
           Total stockholders' equity                                                   23,717         6,122
                                                                                    ----------    ----------
                                                                                    $   46,356    $   26,638
                                                                                    ==========    ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended December 31, 1999 and 1998
                                  (Unaudited)
                 (Amounts in thousands except per share data)

                                                                          Three months ended December 31,
                                                                        ---------------------------------
                                                                           1999                    1998
                                                                        -----------             ---------

       Contract and license fee revenues                                $    23,751             $     691

       Costs and expenses:
       Cost of revenues                                                       2,050                    --
       Research and development                                               2,660                11,653
       Selling, general and administrative                                    2,473                 3,245
                                                                        -----------             ---------
             Total costs and expenses                                         7,183                14,898
                                                                        -----------             ---------

       Income (loss) from operations                                         16,568              (14,207)

       Investment income, net                                                   291                   777
       Minority interest                                                         --                 2,345
                                                                        -----------             ---------

       Net income (loss)                                                $    16,859             $(11,085)
                                                                        ===========             ========
       Net income (loss) per common share - basic and diluted:
       Net income (loss) per common share - basic                       $      0.40             $  (0.27)
       Net income (loss) per common share - diluted                     $      0.39             $  (0.27)

       Weighted average shares outstanding - basic                           42,031               41,817
                                                                        ===========             ========
       Weighted average shares outstanding - diluted                         43,345               41,817
                                                                        ===========             ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended December 31, 1999 and 1998
                                  (Unaudited)
                            (Amounts in thousands)

                                                                                     Three months ended
                                                                                   -----------------------
                                                                                        December 31,
                                                                                  ------------------------
                                                                                      1999         1998
                                                                                   ---------    ----------
      Cash flows from operating activities
         Net income (loss)                                                         $  16,859    $  (11,085)
         Adjustments to reconcile net income (loss) to net cash provided
              (used) by operating activities:
              Depreciation and amortization                                               59           290
              Minority interest in net loss of consolidated subsidiaries                  --        (2,345)
              Noncash compensation                                                       506         1,463
         Change in assets and liabilities:
              Accounts receivable                                                        (939)         830
              Prepaid and other assets                                                    33          (772)
              Accounts payable                                                            18           249
              Deferred revenue                                                         3,000            --
              Accrued expenses and other liabilities                                    (883)       (1,246)
                                                                                   ---------    ----------

         Net cash provided (used) by operating activities                             18,653       (12,616)
                                                                                   ---------    ----------

      Cash flows from investing activities:
         Capital expenditures                                                             --          (265)
         Purchase of marketable securities                                            (4,915)       (2,520)
         Proceeds from maturities and sales of marketable securities                   3,892         8,471
                                                                                   ---------    ----------
      Net cash (used) provided by investing activities                                (1,023)        5,686
                                                                                   ---------    ----------

      Cash flows from financing activities:
         Net proceeds from issuance of stock by subsidiaries                              --            49
         Principal payments of capital lease obligations                                 (21)          (91)
         Principal payments of notes payable                                              --           (33)
                                                                                   ---------    ----------
      Net cash (used) by financing activities                                            (21)          (75)
                                                                                   ---------    ----------

      Net change in cash and cash equivalents                                         17,609        (7,005)
      Cash and cash equivalents at beginning of period                                19,354        39,330
                                                                                   ---------    ----------

      Cash and cash equivalents at end of period                                   $  36,963     $  32,325
                                                                                   =========    ==========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

              INTERNEURON PHARMACEUTICALS, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A.  BASIS OF PRESENTATION
    ---------------------

     The consolidated financial statements included herein have been prepared by Interneuron Pharmaceuticals, Inc. ("Interneuron" or the "Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1999.

     Interneuron is a biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates primarily for central nervous system and other disorders.

B.  BASIC AND DILUTED INCOME (LOSS) PER SHARE
    -----------------------------------------

The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                                     Three Months  Ended December 31,
                                                                     ----------------------------------
                                                                        1999                   1998
                                                                     ------------          ------------
               Numerator for basic and diluted income (loss)
                 per share:
                   Net income(loss)                                  $ 16,859,000          $(11,085,000)
                                                                     ============          ============
               Denominator for basic income (loss) per share:
                   Weighted average shares outstanding - basic         42,031,000            41,817,000
                                                                     ============          ============

               Denominator for diluted income (loss)
                 per share:
                   Weighted average shares outstanding                 42,031,000            41,817,000
                   Dilutive effect of:
                    Shares issuable in connection with
                      stock option plans                                   39,000                    --
                    Shares issuable in connection with
                      restricted stock awards                             653,000                    --
                    Shares issuable in connection with
                      convertible preferred stock                         622,000                    --
                                                                     ------------          ------------
                   Weighted average shares outstanding - diluted       43,345,000            41,817,000
                                                                     ============          ============

               Net income (loss) per common share - basic                   $0.40                $(0.27)
                                                                     ============          ============

               Net income (loss) per common share - diluted                 $0.39                $(0.27)
                                                                     ============          ============


      During the three month period ended December 31, 1999, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 6,405,084 shares of Common Stock at prices ranging from $3.13 to $20.13 with expiration dates ranging up to March 17, 2009;
(ii) warrants to purchase 812,500 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging to December 31, 1999.

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

C.  COMPREHENSIVE INCOME
    --------------------

Comprehensive income (loss) for the three month periods ended December 31, 1999 and 1998 is as follows:

                                                        1999                        1998
                                                     -----------                ------------
         Net income (loss)                           $16,859,000                $(11,085,000)
         Change in unrealized net gain on
            marketable securities                        239,000                     (21,000)
                                                     -----------                ------------
         Comprehensive income (loss)                 $17,098,000                $(11,106,000)
                                                     ===========                ============

D. WITHDRAWAL OF REDUX(TM), LEGAL PROCEEDINGS, AND RELATED CONTINGENCIES
   ---------------------------------------------------------------------

     On September 27, 1999, the Company announced that the U.S. District Court for the Eastern District of Pennsylvania (the "District Court") rejected a proposed agreement among the Company and the Plaintiffs' Management Committee ("PMC") to settle all product liability litigation and claims against the Company related to Redux. The District Court found that the proposed settlement did not meet the requirements for limited fund class actions, as described by the Supreme Court in its June 23, 1999 decision in Ortiz v. Fibreboard Corp.
                                                   ------------------------
("Ortiz"). The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling. That petition is still pending.

     Interneuron is named, together with other pharmaceutical companies, as a defendant in approximately 2,160 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. As a result of the District Court's rejection of the proposed settlement agreement, the ongoing Redux-related litigation is proceeding against the Company. The existence of such litigation, including the time and expenses associated with the litigation, may materially adversely affect the Company's business, including its ability to obtain sufficient financing to fund operations. Although the Company is unable to predict its expense, or the outcome of, any such litigation, such outcome may materially adversely affect the Company's future business, results of operations and financial condition.

     On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed interpleader actions against Les Laboratoires Servier ("Servier") and the Company in the District Court. Insurance policies issued by the insurers to the Company have an aggregate limit of $40,000,000 in three tiers: a primary level of $20,000,000, then $5,000,000 in excess of $20,000,000 and a third tier of $15,000,000 in excess of $25,000,000. The insurers allege that both the Company and Servier have asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies, which is subject to ongoing claims by the Company and Servier, into the registry of the District Court.

     On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of American Home Products Corp.'s ("AHP") product liability litigation related to Redux and Pondimin. The Company is not a released party under this settlement.

     On January 24, 2000, the Company announced it has filed a complaint against AHP in the Superior Court of the Commonwealth of Massachusetts. The complaint seeks unspecified but substantial damages and attorney's fees pursuant to Massachusetts law for AHP's knowing and willful deceptive acts and practices, fraud and misrepresentations. AHP has not filed an answer to such complaint and the Company cannot predict its costs relative to this litigation or the duration or the outcome of the proceedings.

     The Company and certain present or former directors and/or officers of the Company were named as defendants in several lawsuits filed by alleged purchasers of the Company's Common Stock purporting to be class actions, claiming violation of the federal securities laws. On February 2, 2000, the Massachusetts Federal Court entered an Order of Final Settlement Approval and Final Judgment of Dismissal, which, among other things, granted final judgment to and an approval of the settlement of the lawsuits on a class-wide basis, covering a class period of March 24, 1997 to July 8, 1997. The settlement is for a de minimus amount and will be entirely funded by insurance proceeds.

E.   AGREEMENTS

     In November 1999, the Company licensed exclusive U.S. rights from Madaus AG ("Madaus") to develop and market trospium, an orally administered prescription drug product currently marketed as a treatment for overactive bladder in several European countries. In exchange, the Company has agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. The Company will be responsible for all clinical development and regulatory activities and costs related to the compound in the U.S.

     In December 1999, the Company entered into an agreement with Takeda Chemical Industries, Ltd. ("Takeda") under which the Company licensed to Takeda exclusive U.S. and Canadian commericalization rights to citicoline (the "Takeda Agreement") in exchange for $13,000,000 in licensing and other guaranteed payments, of which approximately $11,500,000 has been received to date, up to $60,000,000 in payments contingent upon the achievement of future regulatory milestones in the U.S. and Canada, and royalties on net sales. Takeda also agreed to fulfill the royalty payment obligations of Interneuron to Ferrer Internacional, S.A. ("Ferrer"), pursuant to Interneuron's agreement with Ferrer, and to fund any future Phase 4 studies of citicoline in stroke and Phase 3 studies for additional indications. The Takeda Agreement also provides an option to Takeda to negotiate a license for any one alternative Interneuron compound, excluding pagoclone, in the event Takeda decides to terminate the citicoline license following a review of the results of the 899-person Phase 3 clinical trial. In the three months ended December 31, 1999, the Company recognized $10,000,000 of the Takeda payments as license fee revenue and $3,000,000 related to the technology option as deferred revenue.

     In December 1999, the Company entered into an agreement with Warner-Lambert Company ("Warner-Lambert"), under which it licensed to Warner-Lambert exclusive worldwide rights to commercialize pagoclone (the "Warner-Lambert Agreement"). Under the Warner-Lambert Agreement, the Company received $13,750,000 recognized as license fee revenue, and is entitled to receive up to $60,000,000 in additional payments contingent upon the achievement of clinical and regulatory milestones. Warner-Lambert also agreed to pay Interneuron royalties on net sales. Under the Warner-Lambert Agreement, Warner-Lambert would be responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone for all indications on a worldwide basis. Under the Company's agreement with Rhone-Poulenc Rorer ("RPR"), RPR is entitled to receive approximately $2,050,000 of the payment received by the Company from Warner-Lambert which was reflected as cost of revenue and a liability in the three months ended December 31, 1999.

F.   OTHER:
     -----

     Call options held by Swiss Bank Corporation, London Branch for the purchase of 1,000,000 shares of the Company's Common Stock at an exercise price of $36.00 per share on each of December 30 and 31, 1999 expired without exercise.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
         ----------------------------------------------------------------
         RESULTS OF OPERATIONS:
         ---------------------

     Statements in this Form 10-Q that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by the Company or its representatives include, without limitation, statements regarding the Redux-related litigation, the Company's ability to successfully develop, obtain regulatory approval for and commercialize any products, to enter into corporate collaborations or obtain sufficient additional capital to fund operations, and are based on a number of assumptions. The words "believe," "expect," "anticipate," "intend," "estimate" or other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, the Company's Form 10-K for its fiscal year ended September 30, 1999. These risk factors include, but are not limited to, risks relating to the Redux-related litigation by and against the Company, uncertainties relating to clinical trials, regulatory approval and commercialization of any products; need for additional funds and corporate partners; substantial losses from operations and expected future losses; minimal revenues; product liability; dependence on third parties for manufacturing and marketing; competition; government regulation; contractual arrangements; patents and proprietary rights; dependence on key personnel; uncertainty regarding pharmaceutical pricing and reimbursement and other risks. The forward-looking statements represent the Company's judgment and expectations as of the date of this Report. The Company assumes no obligation to update any such forward-looking statements.

   The following discussion should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto appearing elsewhere in this report and audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. Unless the context indicates otherwise, all references to the Company include Interneuron and its subsidiaries.

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

     Interneuron is named, together with other pharmaceutical companies, as a defendant in approximately 2,160 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. As a result of the District Court's rejection of the proposed settlement agreement, the ongoing Redux-related litigation is proceeding against the Company. The existence of such litigation, including the time and expenses associated with the litigation, may materially adversely affect the Company's business, including its ability to obtain sufficient financing to fund operations. Although the Company is unable to predict the outcome of any such litigation, such outcome may materially adversely affect the Company's future business, results of operations and financial condition.

     On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed interpleader actions against Les Laboratoires Servier ("Servier") and the Company in the District Court. Insurance policies issued by the insurers to the Company have an aggregate limit of $40,000,000 in three tiers: a primary level of $20,000,000, then $5,000,000 in excess of $20,000,000 and a third tier of $15,000,000 in excess of $25,000,000. The insurers allege that both the Company and Servier have asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies, which is subject to ongoing claims by the Company and Servier, into the registry of the District Court.

     On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of American Home Products Corp.'s ("AHP") product liability litigation related to Redux and Pondimin. The Company is not a released party under this settlement.

     On January 24, 2000, the Company announced it has filed a complaint against AHP in the Superior Court of the Commonwealth of Massachusetts. The complaint seeks unspecified and substantial damages and attorney's fees pursuant to Massachusetts law for AHP's knowing and willful deceptive acts and practices, fraud and misrepresentations. AHP has not filed an answer to such complaint and the Company cannot predict its costs relative to this complaint or the duration or the outcome of the proceedings.

     The Company and certain present or former directors and/or officers of the Company were named as defendants in several lawsuits filed by alleged purchasers of the Company's Common Stock purporting to be class actions, claiming violation of the federal securities laws. On February 2, 2000, the Massachusetts Federal Court entered an Order of Final Settlement Approval and Final Judgment of Dismissal, which, among other things, granted final judgment to and an approval of the settlement of the lawsuits on a class-wide basis, covering a class period of March 24, 1997 to July 8, 1997. The settlement is for a de minimus amount and will be entirely funded by insurance proceeds.

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

Citicoline

     In December 1999, the Company entered into the Takeda Agreement under which the Company licensed to Takeda exclusive U.S. and Canadian commercialization rights to citicoline in exchange for $13,000,000 in licensing and other guaranteed payments, of which approximately $11,500,000 has been received to date, up to $60,000,000 in payments contingent upon the achievement of future regulatory milestones in the U.S. and Canada, and royalties on net sales. Takeda also agreed to fulfill the royalty payment obligations of Interneuron to Ferrer, pursuant to Interneuron's agreement with Ferrer, and to fund any future Phase 4 studies of citicoline in stroke and Phase 3 studies for additional indications.

     On January 10, 2000 the Company announced that a preliminary analysis of the 899-patient Phase 3 clinical trial with citicoline failed to meet its primary endpoint, a measure of improvement in neurological function among patients suffering from moderate to severe ischemic stroke. The pre-specified, primary outcome measurement of the trial was the comparison of the percentages of patients treated with citicoline or placebo who achieved at least a 7-point improvement on the national Institutes of Health Stroke Scale ("NIHSS") scores from enrollment through the combined 12-week treatment and follow-up period. Secondary outcomes included additional comparisons of neurological function and infarct volume measurements among citicoline and placebo patients at the end of the study.

     Although improvement in the primary outcome measurement was not achieved, certain secondary endpoints were positive. At the end of the 12-week trial period, a statistically significantly higher proportion of citicoline-treated patients achieved complete or near-complete recovery of neurological function compared to placebo-treated patients, as measured by the Rankin Scale. Likewise, at the same time point, NIHSS scores indicated a strongly positive trend in the number of citicoline-treated patients who achieved full neurological recovery. Although not statistically significant, a higher percentage of citicoline-treated patients achieved reduction in the size of their cerebral infarct compared to placebo-treated patients. In addition, preliminary review of findings from this study indicates that there were no significant adverse safety issues associated with citicoline.

     The Takeda Agreement also provides an exclusive option to Takeda to negotiate a license for any one alternative Interneuron compound, excluding pagoclone, in the event Takeda decides to terminate the citicoline license following a review of the results of the 899-person Phase 3 clinical trial. Takeda has until April 30, 2000, or later if the Company does not provide Takeda with reports from certain of its clinical studies, to exercise its option and ten months from the date of exercise of the option to negotiate the license for the chosen compound. In the event Takeda and the Company are unable to negotiate a license agreement by the end of such ten-month period, there will be an additional six month period during which the Company must provide Takeda with a right of first refusal for any licensing arrangement the Company may wish to offer a third party. If Takeda exercises its option, all rights to citicoline will be returned to the Company.

     In the three month period ended December 31, 1999, the Company recognized $10,000,000 as license fee revenue from Takeda and $3,000,000 related to the option as deferred revenue.

Pagoclone

    In December 1999, the Company entered into the Warner-Lambert Agreement, under which it licensed to Warner-Lambert exclusive worldwide rights to develop and commercialize pagoclone. Under the Warner-Lambert Agreement, the Company received $13,750,000 in December 1999 and is entitled to received up to

$60,000,000 in additional payments contingent upon the achievement of clinical and regulatory milestones. Warner-Lambert also agreed to pay Interneuron royalties on net sales. Under the Warner-Lambert Agreement, Warner-Lambert would be responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone for all indications on a worldwide basis. Under the Company's agreement with RPR, RPR is entitled to receive a portion of the payments to be received by the Company from Warner-Lambert. In the three months ended December 31, 1999, the Company recognized $13,750,000 received from Warner-Lambert in December 1999 as contract and license fee revenue and $2,050,000 paid to RPR in January 2000 from the initial payment as cost of revenue.

Trospium

     In November 1999, the Company licensed exclusive U.S. rights from Madaus to trospium, an orally administered prescription drug product for treatment for overactive bladder in several European countries. In exchange the Company has agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. The Company will be responsible for all clinical development and regulatory activities and costs related to the compound in the U.S. The Company currently intends to file an IND in 2000. The Company does not have adequate current funds to fully develop and market trospium and will require additional capital and/or a collaborative partner for the development and marketing of trospium.


RESULTS OF OPERATIONS
---------------------

    For the three month period ended December 31, 1999, the Company had net income of $16,859,000 compared to a net loss of $11,085,000 in the three month period ended December 31, 1998. This substantial increase was the result of $23,750,000 of contract and license fee revenue from the Takeda and Warner-Lambert Agreements entered into in December 1999 and the absence in fiscal 2000 of the results of operations of Incara Pharmaceuticals Corp. ("Incara") which resulted in a net loss in the three month period ended December 31, 1998. In July 1999, the Company exchanged its majority position in Incara for a majority position in CPEC LLC, after which the Company no longer consolidates the results of Incara's operations. The Company expects the results of its consolidated operations to result in losses for the balance of fiscal 2000.

    Revenues, consisting of contract and license fee revenue, increased $23,060,000 to $23,751,000 in the three month period ended December 31, 1999 from $691,000 in the three month period ended December 31, 1998. Contract and license fee revenue in fiscal 1999 consisted of $10,000,000 received from Takeda pursuant to the Takeda Agreement and $13,750,000 received from Warner-Lambert pursuant to the Warner-Lambert Agreement. Contract and license fee revenue in fiscal 1998 consisted primarily of a milestone payment received by the Company from Eli Lilly and Company ("Lilly") relating to the development of Lilly's drug, Prozac(R) for the treatment of premenstrual syndrome.

    Cost of revenues of $2,050,000 in the three month period ended December 31, 1999 consists of the amount due to RPR from the initial payment received from Warner-Lambert. This amount was paid in January 2000.

    Research and development expense decreased $8,993,000, or 77%, to $2,660,000 in the three month period ended December 31, 1999 from $11,653,000 in the three month period ended December 31, 1998. This decrease was primarily due to the absence in fiscal 2000 of Incara expenses. Also, the Company incurred less expense related to citicoline due to the completion of the 899-person Phase 3 citicoline clinical trial in the first quarter of fiscal 2000 and reduced expenses related to pagoclone as the Company curtailed pagoclone development while pursuing a collaborative development and marketing partner.

    Selling, general and administrative expense decreased $772,000, or 24%, to $2,473,000 in the three month period ended December 31, 1999 from $3,245,000 in the three month period ended December 31, 1998. This decrease was primarily due to the absence in fiscal 2000 of Incara expenses.

    Investment income decreased $486,000, or 63%, to $291,000 in the three month period ended December 31, 1999 from $777,000 in the three month period ended December 31, 1998 primarily due to lower balances of cash and marketable securities resulting from funds used in Company operations and the absence in fiscal 2000 of Incara investment income.

    Minority interest in fiscal 1999 was attributed to the consolidation of Incara. As described above, Incara's results of operations are not consolidated with the Company's in fiscal 2000.

    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    Cash, Cash Equivalents and Marketable Securities

    At December 31, 1999, the Company had consolidated cash, cash equivalents and marketable securities of $40,445,000 compared to $21,811,000 at September 30, 1999. This increase is primarily due to approximately $25,250,000 received from Takeda and Warner-Lambert pursuant to the Takeda and Warner-Lambert Agreements less amounts used to fund operations in the three month period ended December 31, 1999.

    While the Company believes it has sufficient cash for currently planned expenditures through 2000 based on certain assumptions relating to operations and other factors, excluding any settlements of the Redux-related litigation by and against the Company, it will require additional funds after such time. The Company is evaluating its ongoing business strategy, investigating other potential business opportunities, and reducing its overhead and expenditures. In February 2000, the Company reduced its workforce by 11 people to bring its current number of employees to 24. The Company will require additional funds for the development and commercialization of trospium and its other compounds and technologies, as well as any new businesses, products or technologies acquired or developed in the future. The Company has no commitments or arrangements to obtain such funds. If such funds are not available, the Company will be required to further reduce its operations and delay development and regulatory efforts. As a result of the uncertainties and costs associated with the Redux-related litigation, including the fact that no settlement agreements exist or are pending and the stays of pending and future product liability litigation and claims against the Company have been vacated by the court, market conditions and other factors generally affecting the Company's ability to raise capital, there can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements or that any financing will be available on terms favorable or acceptable to the Company.

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

    ANALYSIS OF CASH FLOWS
    ----------------------

    Cash provided by operating activities during the three months ended December 31, 1999 of $18,653,000 consisted primarily of net income of $16,859,000 and $3,000,000 of deferred revenue related to cash received pursuant to the Takeda Agreement.

    Cash used by investing activities of $1,023,000 during the three months ended December 31, 1999 consisted of net proceeds from maturities and sales of marketable securities.

    Included in accounts receivable and accrued expenses is approximately $1,500,000 relating to obligations of the Company to vendors which supplied services to the Company related to the 899-person citicoline phase 3 clinical trial and which Takeda agreed to pay on behalf of the Company pursuant to the Takeda Agreement. This amount will be reduced as Takeda makes such payments.

    OTHER
    -----

    Year 2000 Compliance:

    The Company's Year 2000 compliance programs were completed on time. The Company's business has not been adversely affected due to the failure of key third parties to successfully complete the Year 2000 conversion. Although there can be no assurance that all of the Company's material third-party relationships had successful conversion programs, management does not expect that any such failure would have a material adverse effect on the financial position, results of operations or liquidity of the Company. The costs of the Company's Year 2000 program to date have not been material, and the Company knows of no further required modifications to its information technology or embedded technology systems that would have a material impact on its financial position, results of operations or liquidity.

    Investment in Incara:

    In February 2000, the Company is due to receive its third and final installment from Incara for the sale of Transcell Technologies, Inc. to Incara in May 1998. The Company will receive Incara common stock valued at approximately $1,600,000 as the final payment. As of December 31, 1999, the Company owned approximately 6% of Incara's issued and outstanding shares of common stock as reported on Incara's Form 10-Q for the three months ended December 31, 1999.

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

     Call options held by Swiss Bank Corporation, London Branch for the purchase of 1,000,000 shares of the Company's Common Stock at an exercise price of $36.00 per share on each of December 30 and 31, 1999 expired without exercise.

    General

    The Company's current business strategy includes evaluation of various technologies, product or company acquisitions, licensing and/or financing opportunities and Interneuron engages from time to time in discussions relating to such opportunities. The Company is evaluating and exploring new strategic business opportunities which would result in a reallocation of management and financial resources. Any such initiatives may involve the issuance of securities, which would dilute existing stockholders, and/or financial commitments for licensing fees and/or to fund product development or debt financing, any of which may adversely affect the Company's consolidated financial condition or results of operations. The Company's in-licensing agreements generally require the Company to undertake general or specific development efforts or risk the loss of the license and/or incur penalties.

    PART II - OTHER INFORMATION

    Item 1.       LEGAL PROCEEDINGS
                  -----------------

    PRODUCT LIABILITY lITIGATION: Subsequent to the market withdrawal of Redux
    ----------------------------
in September 1997, the Company has been named, together with other pharmaceutical companies, as a defendant in approximately 2,160 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux.

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

    Following a decision from the Supreme Court overturning a putative "limited fund" class action settlement relating to asbestos litigation in Ortiz vs.
                                                                 --------
Fibreboard Corporation, the District Court, on September 27, 1999, rejected the
----------------------
Settlement Agreement, finding that it did not meet the requirements for limited fund class actions described by the Supreme Court . The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling. That petition is still pending.

    On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP's product liability litigation related to Redux and Pondimin. The Company is not a released party under this settlement.

    On January 24, 2000, the Company announced it has filed a complaint against AHP in the Superior Court of the Commonwealth of Massachusetts. The complaint seeks unspecified and substantial damages and attorney's fees pursuant to Massachusetts law for AHP's knowing and willful deceptive acts and practices, fraud and misrepresentations. AHP has not filed an answer to such complaint and the

Company cannot predict its costs relative to this complaint, or the duration or the outcome of the proceedings.

    INTERPLEADER LITIGATION: On November 20, 1998, December 30, 1998 and
    -----------------------
February 5, 1999, the Company's three product liability insurers filed interpleader actions against Servier and the Company in the District Court, pursuant to the federal interpleader statute. The aggregate limits of the three commercial excess insurance policies issued by the insurers to the Company is $40,000,000 in tiers of $20,000,000, $5,000,000 in excess of $20,000,000, and
$15,000,000 in excess of $25,000,000. The insurers allege that both the Company and Servier have asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies, which is subject to ongoing claims by the Company and Servier, into the registry of the District Court.

    SECURITIES LITIGATION: The Company and certain present or former directors
    ---------------------
and/or officers of the Company were named as defendants in several lawsuits filed by alleged purchasers of the Company's Common Stock purporting to be class actions, claiming violation of the federal securities laws. On February 2, 2000, the Massachusetts Federal Court entered an Order of Final Settlement Approval and Final Judgment of Dismissal, which, among other things, granted final judgment to and an approval of the settlement of the lawsuits on a class-wide basis, covering a class period of March 24, 1997 to July 8, 1997. The settlement is for a de minimus amount and will be entirely funded by insurance proceeds.

    GENERAL: Pursuant to agreements between the parties, under certain
    -------
circumstances, the Company may be required to indemnify Servier, Boehringer Ingelheim Pharmaceuticals, Inc. and AHP, and the Company may be entitled to indemnification by AHP, against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company.

    Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to be required to devote significant management time and resources to these legal actions. In the absence of a settlement and in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. Even if a settlement is reached, the terms of such settlement may include cash and/or the issuance of the Company's securities, which may materially adversely affect the Company's financial condition and results of operations and result in dilution to the Company's stockholders. The uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors--The outcome of the Redux litigation could materially harm us" and Note G of Notes to Consolidated Financial Statements.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

            (a)   Exhibits

                  10.116   License Agreement between Interneuron
                           Pharmaceuticals, Inc. and Warner-Lambert Company
                           effective as of December 23, 1999 (1)
                  27       Financial Data Schedule
                  -----------------------
                  (1)      Confidential treatment requested.

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three month period ended December 31, 1999.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INTERNEURON PHARMACEUTICALS, INC.

Date: February 14, 2000           By: /s/ Glenn L. Cooper, M.D.
                                     ----------------------------------------
                                  Glenn L. Cooper, M.D., President, Chairman
                                  and Chief Executive Officer
                                  (Principal Executive Officer)



Date: February 14, 2000           By: /s/ Michael W. Rogers
                                     ----------------------------------------
                                  Michael W. Rogers, Executive Vice President,
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial Officer)

Date: February 14, 2000           By: /s/ Dale Ritter
                                     ----------------------------------------
                                  Dale Ritter, Senior Vice President, Finance
                                  (Principal Accounting Officer)