Form 10-Q
period 2000-03-31
INTERNEURON PHARMACEUTICALS INC
filed 2000-05-15
CIK 854222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                _______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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



          Class                           Outstanding at May 12, 2000:
Common Stock $.001 par value                   42,688,695 shares

                       INTERNEURON PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                       PAGE

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2000
  and September 30, 1999.............................................  3

Consolidated Statements of Operations for the Three and Six Months
  ended March 31, 2000 and 1999......................................  4

Consolidated Statements of Cash Flows for the Six Months
  ended March 31, 2000 and 1999......................................  5

Notes to Unaudited Consolidated Financial Statements.................  6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations................................ 10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders......... 19

Item 6.  Exhibits and Reports on Form 8-K............................ 19

SIGNATURES........................................................... 21

Item 1.  Financial Statements

                       INTERNEURON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                   (Amounts in thousands except share data)

                                                                          March 31,     September 30,
                                                                           2000             1999
                                                                         ----------    -------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                             $    33,510   $      19,354
  Marketable securities                                                         999           2,457
  Accounts receivable                                                           685             785
  Insurance claim receivable                                                  2,459              --
  Prepaids and other current assets                                           1,695           1,812
                                                                        -----------   -------------
      Total current assets                                                   39,348          24,408

Marketable securities                                                         1,000              --
Investment in equity securities                                               2,772           1,827
Property and equipment, net                                                     283             403
                                                                        -----------   -------------
                                                                        $    43,403    $     26,638
                                                                        ===========   =============

                                  LIABILITIES

Current liabilities:
  Accounts payable                                                      $       --     $       157
  Accrued expenses                                                          14,374          20,100
  Deferred revenue                                                           3,000              --
  Current portion of capital lease obligations                                  27             68
                                                                       -----------    ------------
      Total current liabilities                                             17,401          20,325

Long-term portion of notes payable and capital
  lease obligations                                                             --               2
Minority interest                                                              189             189


                             STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 shares authorized;
  Series B, 239,425 shares issued and outstanding at March 31, 2000 and September 30, 1999, respectively (liquidation preference at
  March 31, 2000 $3,041)                                                     3,000           3,000
  Series C, 5,000 shares issued and outstanding at March 31, 2000 and
  September 30, 1999, respectively (liquidation preference at March 31,
  2000 $504)                                                                   500            500
Common stock; $.001 par value, 80,000,000 shares authorized;
  42,688,695 and 42,019,426 shares issued and outstanding at March 31,
  2000 and September 30, 1999, respectively                                     43             42
Additional paid-in capital                                                 273,733        272,337
Accumulated deficit                                                       (252,617)      (269,758)
Accumulated other comprehensive income                                       1,154              1
                                                                        ----------     ----------
  Total stockholders' equity                                                25,813          6,122
                                                                        ----------     ----------
                                                                        $   43,403     $   26,638
                                                                        ==========     ==========

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three and six months ended March 31, 2000 and 1999
                                  (Unaudited)
                 (Amounts in thousands except per share data)

                                                Three Months Ended March 31,            Six Months Ended March 31,
                                               ------------------------------           ---------------------------
                                                 2000                 1999                2000              1999
                                               -------               -------            -------            -------

Contract and license fee revenues              $     --           $      209            $  23,751      $       900

Costs and expenses:
Cost of revenues                                     --                   --                2,051               --
Research and development                           (384)              11,046                2,276           22,699
Selling, general and administrative               2,154                3,364                4,626            6,609
                                               --------           ----------            ---------      -----------
    Total costs and expenses                      1,770               14,410                8,953           29,308

Income (loss) from operations                    (1,770)             (14,201)              14,798          (28,408)

Investment income, net                              502                  556                  793            1,333
Gain on sales of investment securities            1,550                   --                1,550               --
Minority interest                                    --                2,411                   --            4,756
                                               --------           ----------            ---------      -----------

Net income (loss)                              $    282           $  (11,234)           $  17,141      $   (22,319)
                                               ========           ==========            =========      ===========

Net income (loss) per common share:
Basic                                          $   0.01           $    (0.27)           $    0.41      $     (0.53)
Diluted                                        $   0.01           $    (0.27)           $    0.40      $     (0.53)

Weighted average common shares outstanding:
Basic                                            42,414               41,890               42,221           41,853
                                               ========           ==========            =========      ===========
Diluted                                          43,371               41,890               43,333           41,853
                                               ========           ==========            =========      ===========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 2000 and 1999
                                  (Unaudited)
                             (Amounts in thousands)

                                                                      Six months ended March 31,
                                                                     -----------------------------
                                                                        2000              1999
                                                                     ---------          ----------
Cash flows from operating activities:
  Net income (loss)                                                  $   17,141        $   (22,319)
  Adjustments to reconcile net income (loss) to net cash provided
    (used) by operating activities:
    Depreciation and amortization                                           114                571
    Gain on sales of investment securities                               (1,550)                --
    Gain on sales of property and equipment                                 (35)                --
    Minority interest in net loss of consolidated subsidiaries               --             (4,756)
    Noncash compensation                                                    936              2,867
  Change in assets and liabilities:
    Accounts receivable                                                     100              1,130
    Insurance claim receivable                                           (2,459)                --
    Prepaid and other assets                                                117               (804)
    Accounts payable                                                       (157)                34
    Deferred revenue                                                      3,000                 --
    Accrued expenses and other liabilities                               (5,743)              (892)
                                                                     ----------        -----------
Net cash provided (used) by operating activities                         11,464            (24,169)
                                                                     ----------        -----------

Cash flows from investing activities:
  Capital expenditures                                                       --               (278)
  Proceeds from sales of property and equipment                              40                 --
  Proceeds from sales of investment securities                            1,756                 --
  Purchases of marketable securities                                     (6,914)            (2,520)
  Proceeds from maturities and sales of marketable securities             7,374             25,036
                                                                     ----------        -----------
Net cash provided by investing activities                                 2,256             22,238
                                                                     ----------        -----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                478                 14
  Net proceeds from issuance of stock by subsidiaries                        --                166
  Principal payments of capital lease obligations                           (42)              (194)
  Principal payments of notes payable                                        --                (93)
                                                                     ----------        -----------
Net cash provided (used) by financing activities                            436               (107)
                                                                     ----------        -----------

Net change in cash and cash equivalents                                  14,156             (2,038)
Cash and cash equivalents at beginning of period                         19,354             39,330
                                                                     ----------        -----------
Cash and cash equivalents at end of period                           $   33,510        $    37,292
                                                                     ==========        ===========

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

B. Basic and Diluted Income (Loss) Per Share
   -----------------------------------------

The following table sets forth the computation of basic and diluted income
(loss) per common share:


                                               Three Months Ended March 31,           Six Months Ended March 31,
                                          -------------------------------------       ---------------------------
                                              2000                 1999                 2000            1999
                                          -----------            ----------          ---------        --------
Numerator for basic and diluted
 income (loss) per share:
   Net income (loss)                      $   282,000          $ (11,234,000)        $ 17,141,000  $(22,319,000)
                                          ===========          =============         ============  ============

Denominator for basic income (loss)
per share:
   Weighted average shares outstanding     42,414,000             41,890,000           42,221,000    41,853,000
                                          ===========          =============         ============   ===========

Denominator for diluted income (loss)
per share:
   Weighted average shares outstanding     42,414,000             41,890,000           42,221,000    41,853,000
   Dilutive effect of:
   Shares issuable in connection with
      stock option plans                       46,000                     --               42,000            --
   Shares issuable in connection with
      restricted stock awards                 289,000                     --              448,000            --
   Shares issuable in connection with
      convertible preferred stock             622,000                     --              622,000            --
                                          -----------          -------------         ------------   -----------
   Weighted average shares outstanding -
      diluted                              43,371,000             41,890,000           43,333,000    41,853,000
                                          ===========          =============         ============   ===========

Net income (loss) per common share -
   Basic                                  $      0.01          $       (0.27)        $       0.41   $     (0.53)
                                          ===========          =============         ============   ===========
   Diluted                                $      0.01          $       (0.27)        $       0.40   $     (0.53)
                                          ===========          =============         ============   ===========

     During the three month period ended March 31, 2000, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 6,081,288 shares of Common Stock at prices ranging from $3.75 to $20.13 with expiration dates ranging up to March 9, 2010; and (ii) warrants to purchase 812,500 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006.

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

     During the six month period ended March 31, 2000, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 6,314,072 shares of Common Stock at prices ranging from $3.56 to $20.13 with expiration dates ranging up to March 9, 2010; (ii) warrants to purchase 812,500 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999.

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

C.  Comprehensive Income (Loss)
    ---------------------------

Comprehensive income (loss) for the three and six month periods ended March 31, 2000 and 1999, respectively, is as follows:

                                    Three Months Ended March 31,                Six Months Ended March 31,
                                    -----------------------------               --------------------------
                                         2000           1999                         2000          1999
                                     ----------      ------------               -----------   ------------
     Net income (loss)               $   282,000    $ (11,234,000)              $ 17,141,000  $(22,319,000)
     Change in unrealized net
      gain on investments                914,000          (11,000)                 1,153,000       (32,000)
                                      ----------    -------------               ------------  ------------
     Comprehensive income (loss)      $1,196,000    $ (11,245,000)              $ 18,294,000  $(22,351,000)
                                      ==========    =============               ============  ============

D. Withdrawal of Redux (TM), Legal Proceedings, and Related Contingencies
   ----------------------------------------------------------------------

   On September 27, 1999, the Company announced that the U.S. District Court for the Eastern District of Pennsylvania (the "District Court") rejected a proposed agreement among the Company and the Plaintiffs' Management Committee ("PMC") to settle all product liability litigation and claims against the Company related to Redux. The District Court found that the proposed settlement did not meet the requirements for limited fund class actions, as described by the Supreme Court in its June 23, 1999 decision in Ortiz v. Fibreboard Corp. ("Ortiz").
The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling and on April 13, 2000 the Company moved to dismiss such petition. Such motion was granted on April 25, 2000.

   Interneuron is named, together with other pharmaceutical companies, as a defendant in approximately 2,290 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. As a result of the District Court's rejection of the proposed settlement agreement, the ongoing Redux-related litigation is proceeding against the Company. The existence of such litigation, including the time and expenses associated with the litigation, may materially adversely affect the Company's business, including its ability to obtain sufficient financing to fund operations. Although the Company is unable to predict its expense, or the outcome of, any such litigation, such outcome may materially adversely affect the Company's future business, results of operations and financial condition.

   On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed interpleader actions against Les Laboratoires Servier ("Servier") and the Company in the District Court. Insurance policies issued by the insurers to the Company have an aggregate limit of $40,000,000 in three tiers: a primary level of $20,000,000, then $5,000,000 in excess of $20,000,000 and a third tier of $15,000,000 in excess of $25,000,000. The insurers allege that both the Company and Servier have asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies, which is subject to ongoing claims by the Company and Servier, into the registry of the District Court. On May 3, 2000, the Company moved to dismiss such actions as moot in light of the District Court's rejection of the Company's proposed settlement and the dismissal of the Company's petition to appeal from such order. If the District Court dismisses the interpleader actions, the insurance proceeds deposited by the insurers into the District Court should be returned to the insurers.

   Reflected in insurance claim receivable at March 31, 2000 is $2,459,000 which the Company paid during the three months ended March 31, 2000 to the group of law firms defending the Company in the Redux-related product liability litigation (see "Part II, Item 1. Legal Proceedings"). The Company is paying a portion of these law firms' fees while the proceeds from the Company's product liability insurance policies, which are used for the Company's legal defense, are being held by the District Court. The Company intends to pay such fees until the Company can be reimbursed out of the insurance proceeds once they are returned to the insurance companies subsequent to the District Court's dismissal of the interpleader actions. The Company expects to be reimbursed by the insurance companies for these advances.

   On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of American Home Products Corp.'s ("AHP") product liability litigation related to Redux and Pondimin. The Company is not a released party under this settlement.

   On January 24, 2000, the Company announced it filed a complaint against AHP in the Superior Court of the Commonwealth of Massachusetts. The complaint seeks unspecified but substantial damages and attorney's fees pursuant to common and statutory law for AHP's knowing and willful deceptive acts and practices, fraud and misrepresentations and breach of contract. AHP has filed an answer to such complaint. The Company cannot predict its costs relative to this litigation or the duration or the outcome of the proceedings.

   The Company and certain present or former directors and/or officers of the Company were named as defendants in several lawsuits, purporting to be class actions, filed in the United States District Court for the District of Massachusetts (the "Massachusetts Federal Court") by alleged purchasers of the Company's Common Stock, claiming violation of the federal securities laws. On February 2, 2000, the Massachusetts Federal Court entered an Order Of Final Settlement Approval And Final Judgment Of Dismissal (the "Final Judgment"), which, among other things, granted final judgment to and an approval of the settlement of the lawsuits on a class-wide basis, covering a class period of March 24, 1997 to July 8, 1997. No appeal was taken from the Final Judgment. The settlement amount was entirely funded by insurance proceeds.

E. Agreements
   ----------

   In November 1999, the Company licensed exclusive U.S. rights from Madaus AG ("Madaus") to develop and market trospium, an orally-administered prescription drug product currently marketed as a treatment for overactive bladder (urinary incontinence) in several European countries. In exchange, the Company has agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. The Company will be responsible for all clinical development and regulatory activities and costs related to the compound in the U.S.

   In December 1999, the Company entered into an agreement with Takeda Chemical Industries, Ltd. ("Takeda") under which the Company licensed to Takeda exclusive U.S. and Canadian commercialization rights to citicoline (the "Takeda Agreement") in exchange for $13,000,000 in licensing and other guaranteed payments, of which approximately $12,600,000 has been received to date, up to $60,000,000 in payments contingent upon the achievement of future regulatory milestones in the U.S. and Canada, and royalties on net sales. Takeda also agreed to fulfill the royalty payment obligations of Interneuron to Ferrer Internacional, S.A. ("Ferrer"), pursuant to Interneuron's agreement with Ferrer, and to fund any future Phase 4 studies of citicoline in stroke and Phase 3 studies for additional indications. The Takeda Agreement also provides an option to Takeda to negotiate a license for any one alternative Interneuron compound, excluding pagoclone, in the event Takeda decides to terminate the citicoline license following a review of the results of the 899-person Phase 3 clinical trial. In the six months ended March 31, 2000, the Company recognized $10,000,000 of the Takeda payments as license fee revenue and $3,000,000 related to the technology option as deferred revenue.

   In December 1999, the Company entered into an agreement with Warner-Lambert Company ("Warner-Lambert"), under which it licensed to Warner-Lambert exclusive worldwide rights to commercialize pagoclone (the "Warner-Lambert Agreement"). Under the Warner-Lambert Agreement, in December 1999 the Company received $13,750,000 which was recognized as license fee revenue in the six months ended March 31, 2000, and the Company is entitled to receive up to $60,000,000 in additional payments contingent upon the achievement of clinical and regulatory milestones. Warner-Lambert also agreed to pay Interneuron royalties on net sales. Under the Warner-Lambert Agreement, Warner-Lambert is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone for all indications on a worldwide basis. Under the Company's agreement with Rhone-Poulenc Rorer ("RPR"), the Company paid to RPR in January 2000 approximately $2,050,000 of the payment received by the Company from Warner-Lambert which was reflected as cost of revenue in the six months ended March 31, 2000.

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

Item 2.   Management's Discussion and Analysis of Financial Conditions and
          ----------------------------------------------------------------
          Results of Operations:
          ---------------------

   Statements in this Form 10-Q that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by the Company or its representatives include, without limitation, statements regarding the Redux-related litigation, the Company's ability to successfully develop, obtain regulatory approval for and commercialize any products, to enter into corporate collaborations or obtain sufficient additional capital to fund operations, and are based on a number of assumptions. The words "believe," "expect," "anticipate," "intend," "estimate" or other expressions which are predictions of, or indicate, future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, the Company's Form 10-K for its fiscal year ended September 30, 1999. These risk factors include, but are not limited to, risks relating to the Redux-related litigation by and against the Company, uncertainties relating to clinical trials, regulatory approval and commercialization of any products; need for additional funds and corporate partners; substantial losses from operations and expected future losses; minimal revenues; product liability; dependence on third parties for manufacturing and marketing; competition; government regulation; contractual arrangements; patents and proprietary rights; dependence on key personnel; uncertainty regarding pharmaceutical pricing and reimbursement and other risks. The forward-looking statements represent the Company's judgment and expectations as of the date of this report. The Company assumes no obligation to update any such forward-looking statements.

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

General
-------

Redux

   On September 27, 1999, the Company announced that the District Court rejected a proposed agreement among the Company and the Plaintiffs' Management Committee ("PMC") to settle all product liability litigation and claims against the Company related to Redux. The District Court found that the proposed settlement did not meet the requirements for limited fund class actions, as described by the Supreme Court in its June 23, 1999 decision in Ortiz. The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling and on April 13, 2000 moved to dismiss such petition. Such motion was granted on April 25, 2000.

   Interneuron is named, together with other pharmaceutical companies, as a defendant in approximately 2,290 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. As a result of the District Court's rejection of the proposed settlement agreement, the ongoing Redux-related litigation is proceeding against the Company. The existence of such litigation, including the time and expenses associated with the litigation, may materially adversely affect the Company's business, including its ability to obtain sufficient financing to fund operations. Although the Company is unable to predict the outcome of any such litigation, such outcome may materially adversely affect the Company's future business, results of operations and financial condition.

   On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed interpleader actions against Servier and the Company in the District Court. Product liability insurance policies issued by the insurers to the Company have an aggregate limit of $40,000,000 in three tiers: a primary level of $20,000,000, then $5,000,000 in excess of $20,000,000 and a third tier of $15,000,000 in excess of $25,000,000. The insurers allege that both the Company and Servier have asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds, up to the limits of their policies, which is subject to ongoing claims by the Company and Servier, into the registry of the District Court. On May 3, 2000, the Company moved to dismiss such actions as moot in light of the District Court's rejection of the Company's proposed settlement and the dismissal of the Company's petition to appeal from such order. If the District Court dismisses the interpleader actions, the insurance proceeds deposited by the insurers into the District Court should be returned to the insurers.

   On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP product liability litigation related to Redux and Pondimin. The Company is not a released party under this settlement.

   On January 24, 2000, the Company announced it has filed a complaint against AHP in the Superior Court of the Commonwealth of Massachusetts. The complaint seeks unspecified but substantial damages and attorney's fees pursuant to common and statutory law for AHP's knowing and willful deceptive acts and practices,
fraud and misrepresentations and breach of contract.   AHP has filed an answer
to such complaint. The Company cannot predict its costs relative to this complaint or the duration or the outcome of the proceedings.

   The Company and certain present or former directors and/or officers of the Company were named as defendants in several lawsuits, purporting to be class actions, filed in the Massachusetts Federal Court by alleged purchasers of the Company's Common Stock, claiming violation of the federal securities laws. On

February 2, 2000, the Massachusetts Federal Court entered the Final Judgment, which, among other things, granted final judgment to and an approval of the settlement of the lawsuits on a class-wide basis, covering a class period of March 24, 1997 to July 8, 1997. No appeal was taken from the Final Judgment. The settlement amount was entirely funded by insurance proceeds.

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

   In December 1999, the Company entered into the Takeda Agreement under which the Company licensed to Takeda exclusive U.S. and Canadian commercialization rights to citicoline in exchange for $13,000,000 in licensing and other guaranteed payments, of which approximately $12,600,000 has been received to date, up to $60,000,000 in payments contingent upon the achievement of future regulatory milestones in the U.S. and Canada, and royalties on net sales. Takeda also agreed to fulfill the royalty payment obligations of Interneuron to Ferrer, pursuant to Interneuron's agreement with Ferrer, and to fund any future Phase 4 studies of citicoline in stroke and Phase 3 studies for additional indications.

   The Takeda Agreement also provides an exclusive option to Takeda to negotiate a license for any one alternative Interneuron compound, excluding pagoclone, in the event Takeda decides to terminate the citicoline license following a review of the results of the 899-person Phase 3 clinical trial. Takeda originally had until April 30, 2000 to exercise its option and ten months from the date of exercise of the option to negotiate the license for the chosen compound. However, Takeda has requested an extension of the option exercise date and the Company is currently negotiating the terms of a potential extension with Takeda. In the event Takeda and the Company are unable to negotiate a license agreement by the end of such ten-month period, there will be an additional six month period during which the Company must provide Takeda with a right of first refusal for any licensing arrangement the Company may wish to offer a third party. If Takeda exercises its option, all rights to citicoline will be returned to the Company and no further payments will be received from Takeda.

   In the six month period ended March 31, 2000, the Company recognized $10,000,000 as license fee revenue from Takeda and $3,000,000 related to the option as deferred revenue.

Pagoclone

   In December 1999, the Company entered into the Warner-Lambert Agreement, under which it licensed to Warner-Lambert exclusive worldwide rights to develop and commercialize pagoclone. Pursuant to the Warner-Lambert Agreement, in December 1999 the Company received $13,750,000 and the Company is entitled to receive up to $60,000,000 in additional payments contingent upon the achievement of clinical and regulatory milestones. Warner-Lambert also agreed to pay Interneuron royalties on net sales. Under the Warner-Lambert Agreement, Warner-Lambert is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone for all indications on a worldwide basis. Under the Company's agreement with RPR, RPR is entitled to receive a portion of certain of the payments to be received by the Company from Warner-Lambert. In the six months ended March 31, 2000, the Company recognized $13,750,000 received from Warner-Lambert in December 1999 as contract and license fee revenue and $2,050,000 paid to RPR in January 2000 as cost of revenues.

Trospium

   In November 1999, the Company licensed exclusive U.S. rights from Madaus to trospium, an orally administered prescription drug product for treatment for overactive bladder (urinary incontinence) in several European countries. In exchange, the Company has agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. The Company will be responsible for all clinical development and regulatory activities and costs related to the compound in the U.S. The Company currently intends to file an Investigative New Drug Application ("IND") in 2000. The Company does not have adequate current funds to fully develop and market trospium and will require additional capital and/or a collaborative partner for the development and marketing of trospium.

IP501

   The Company has an exclusive option to negotiate a license to a compound designated as IP501 for the treatment and prevention of liver diseases, following the Company's review of data from an ongoing Phase 3 clinical trial of this compound sponsored by the Veterans Administration. The most recent progress update from this government-sponsored study indicates that, while the study is expected to end in mid 2000, results will be available toward the end of 2000. The primary endpoint of the study is improvement in liver histology, or condition, among drug-treated pre-cirrhotic patients compared with placebo patients, as measured by serial liver biopsies.

Results of Operations
---------------------

  For the three and six month periods ended March 31, 2000, the Company had net income of $282,000 and $17,141,000, respectively, compared to net losses of $11,234,000 and $22,319,000 in the three and six month periods ended March 31, 1999, respectively. This substantial change from net losses to net income is primarily the result of $23,750,000 of contract and license fee revenue from the Takeda and Warner-Lambert Agreements entered into in December 1999 and the absence in fiscal 2000 of the results of operations of Incara Pharmaceuticals Corp. ("Incara") which resulted in net losses in the fiscal 1999 periods. In July 1999, the Company exchanged its majority position in Incara for a majority position in CPEC LLC, after which the Company no longer consolidates the results of Incara's operations. Additionally, in the three month period ended March 31, 2000, the Company recorded a gain on the sale of investment securities and a credit to research and development expenses for costs previously accrued relative to the Phase 3 citicoline clinical trial that ended in January 2000 which in the final analysis were determined to be unnecessary. The Company expects the results of its consolidated operations to result in losses for the balance of fiscal 2000.

   The Company had no contract and license fee revenue in the three month period ended March 31, 2000 compared to $209,000 in the three month period ended March 31, 1999 and $23,751,000 in contract and license fee revenue in the six month period ended March 31, 2000 compared to $900,000 of contract and license fee revenue the six month period ended March 31, 1999. Contract and license fee revenue in fiscal 2000 included $10,000,000 received from Takeda pursuant to the Takeda Agreement and $13,750,000 received from Warner-Lambert pursuant to the Warner-Lambert Agreement. Contract and license fee revenue in fiscal 1999 consisted primarily of a milestone payment received by the Company from Eli Lilly and Company ("Lilly") relating to the development of Lilly's drug, Prozac(R) for the treatment of premenstrual syndrome and contract revenue at Incara.

   Cost of revenues of $2,051,000 in the six month period ended March 31, 2000 consists of the amount paid to RPR in January 2000, and accrued at December 31, 1999, for their portion of the initial payment received by the Company from Warner-Lambert.

   Research and development expense was negative $384,000 in the three month period ended March 31, 2000 compared to $11,046,000 in the three month period ended March 31, 1999 and decreased $20,423,000, or 90%, to $ 2,276,000 in the six month period ended March 31, 2000 from $22,699,000 in the six month period ended March 31, 1999. These decreases were substantially due to the absence in fiscal 2000 of Incara expenses. Also, in the fiscal 2000 periods the Company incurred less expense related to citicoline due to the completion of the 899-person Phase 3 citicoline clinical trial at the end of the first quarter of fiscal 2000 and reduced expenses related to pagoclone as the Company curtailed pagoclone development while pursuing a collaborative development and marketing partner. The negative amount of research and development expense in the three month period ended March 31, 2000 (and contributing to the decrease in research and development expense in the six month period) was due primarily to credits to research and development expenses of approximately $1,350,000 recorded in such period reflecting the reversal of costs accrued relative to the Phase 3 citicoline clinical trial which in the final analysis were determined to be unnecessary and for the reversal of costs accrued related to pagoclone development which was determined to be unnecessary subsequent to entering into the Warner-Lambert Agreement.

   Selling, general and administrative expense decreased $1,210,000, or 36%, to $2,154,000 in the three month period ended March 31, 2000 from $3,364,000 in the three month period ended March 31, 1999 and decreased $1,983,000, or 30%, to $4,626,000 in the six month period ended March 31, 2000 from $6,609,000 in the six month period ended March 31, 1999. This decrease was primarily due to the absence in fiscal 2000 of Incara expenses.

   Investment income, net decreased $54,000, or 10%, to $502,000 in the three month period ended March 31, 2000 from $556,000 in the three month period ended March 31, 1999 and decreased $540,000, or 41%, to $793,000 in the six month period ended March 31, 2000 from $1,333,000 in the six month period ended March 31, 1999. The decrease in the three month period is primarily due to the absence in fiscal 2000 of Incara investment income, net as Interneuron's invested balances were similar over the fiscal 2000 and fiscal 1999 three month periods. The decrease in the six month period is primarily due to the absence in fiscal 2000 of Incara investment income, net, and lower average invested balances at Interneuron.

   Gain on sales of investment securities of $1,550,000 in the three and six month periods ended March 31, 2000 resulted from the Company's sale of 288,000 shares of Incara stock.

   Minority interest in fiscal 1999 was attributed to the consolidation of Incara. As described above, Incara's results of operations are not consolidated with the Company's in fiscal 2000.

Liquidity and Capital Resources
-------------------------------

   Cash, Cash Equivalents and Marketable Securities

   At March 31, 2000, the Company had consolidated cash, cash equivalents and marketable securities of $35,509,000 compared to $21,811,000 at September 30, 1999. This increase is primarily due to approximately $25,250,000 received from Takeda and Warner-Lambert pursuant to the Takeda and Warner-Lambert Agreements less net amounts used to fund operations in the six month period ended March 31, 2000.

   While the Company believes it has sufficient cash for currently planned expenditures through calendar 2000 based on certain assumptions relating to operations and other factors, excluding any settlements of the Redux-related litigation by and against the Company, it will require additional funds after such time. The Company is evaluating its ongoing business strategy, investigating other potential business opportunities, and reducing its overhead and expenditures. In February 2000, the Company reduced its workforce by 11 people. This reduction and additional attrition has brought the Company's workforce to 20 employees as of March 31, 2000. The Company will require additional funds for the development and commercialization of trospium and its other compounds and technologies, as well as any new businesses, products or technologies acquired or developed in the future. The Company has no commitments or arrangements to obtain such funds. If such funds are not available, the Company will be required to further reduce its operations and delay development and regulatory efforts. As a result of the uncertainties and costs associated with the Redux-related litigation, including the fact that no settlement agreements exist or are pending and the stays of pending and future product liability litigation and claims against the Company have been vacated by the court, market conditions and other factors generally affecting the Company's ability to raise capital, there can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements or that any financing will be available on terms favorable or acceptable to the Company.

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

   Analysis of Cash Flows

   Cash provided from operating activities during the six months ended March 31, 2000 of $11,464,000 consisted primarily of net income and an increase in deferred revenue offset by payments relating to the Company's temporary funding of Redux-related product liability defense costs (discussed below) and a reduction of accrued expenses and other liabilities from payments of and adjustments to clinical development costs and payment of the Company's obligation to RPR relating to the Warner-Lambert Agreement.

   Cash provided by investing activities during the six months ended March 31, 2000 of $2,256,000 consisted primarily of proceeds from the sale of Incara stock and net proceeds from maturities and sales of marketable securities.

   Included in accounts receivable and accrued expenses at March 31, 2000 is approximately $400,000 relating to obligations of the Company to vendors which supplied services to the Company related to the 899-person citicoline phase 3 clinical trial and which Takeda agreed to pay on behalf of the Company pursuant to the Takeda Agreement. These balances will be reduced as Takeda makes such payments.

   Reflected in insurance claim receivable at March 31, 2000 is $2,459,000 which the Company paid during the three months ended March 31, 2000 to the group of law firms defending the Company in the Redux-related product liability litigation (see "Part II, Item 1. Legal Proceedings"). The Company is paying a portion of these law firms' fees while the proceeds from the Company's product liability insurance policies, which are used for the Company's legal defense, are being held by the District Court. Such proceeds should be returned to the insurance companies subsequent to the District Court's dismissal of the interpleader actions. The Company may pay additional such amounts which, for costs incurred through April 30, 2000, are currently estimated to be approximately $3,500,000. The Company expects to be reimbursed by the insurance companies for these advances.

   Other
   -----

   Year 2000 Compliance

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

   Investment in Incara

   In March 2000, the Company received from Incara approximately 488,000 shares of Incara common stock valued at approximately $1,600,000 as the third and final installment for the sale of Transcell Technologies, Inc. to Incara in May 1998. As of March 31, 2000, the Company owned 482,000 shares of Inara common stock. The Company's investment in Incara at March 31, 2000 is valued at $2,772,000 using Incara's fair market value as of the close of business on March 31, 2000 of $5.75 per share. As of the close of business on May 11, 2000, the fair market value of Incara's common stock was approximately $2.88 per share.

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

   PART II - OTHER INFORMATION

   Item 1. Legal Proceedings
           -----------------

   Product Liability Litigation: Subsequent to the market withdrawal of Redux in September 1997, the Company has been named, together with other pharmaceutical companies, as a defendant in approximately 2,290 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiffs' allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen-phen"), causes, among other things, primary pulmonary hypertension ("PPH"), valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

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

   Following a decision from the Supreme Court overturning a putative "limited fund" class action settlement relating to asbestos litigation in Ortiz, the District Court, on September 27, 1999, rejected the settlement agreement, finding that it did not meet the requirements for limited fund class actions described by the Supreme Court . The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12,
1999, seeking review of the District Court's ruling.   On April 13, 2000, the
Company moved to dismiss such petition and such motion was granted on April 25, 2000.

   On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP's product liability litigation related to Redux and Pondimin. The Company is not a released party under this settlement.

   On January 24, 2000, the Company announced it has filed a complaint against AHP in the Superior Court of the Commonwealth of Massachusetts. The complaint seeks unspecified but substantial damages and attorney's fees pursuant to common and statutory law for AHP's knowing and willful deceptive acts and practices, fraud and misrepresentations and breach of contract. AHP has filed an answer to such complaint. The Company cannot predict its costs relative to this complaint, or the duration or the outcome of the proceedings.

   Interpleader Litigation: On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed interpleader actions against Servier and the Company in the District Court, pursuant to the federal interpleader statute. The aggregate limits of the three commercial excess insurance policies issued by the insurers to the Company is $40,000,000 in tiers of $20,000,000, $5,000,000 in excess of $20,000,000, and
$15,000,000 in excess of $25,000,000. The insurers allege that both the Company and Servier have asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation. The insurers have deposited the available proceeds up to the limits of their policies, which is subject to ongoing claims by the Company and Servier, into the registry of
the District Court.   On May 3, 2000, the Company moved to dismiss such actions
as moot, in light of the District Court's rejection of the Company's proposed settlement and the dismissal of the Company's petition from such order.

   Securities Litigation: The Company and certain present or former directors and/or officers of the Company were named as defendants in several lawsuits, purporting to be class actions, filed in Massachusetts Federal Court by alleged purchasers of the Company's Common Stock, claiming violation of the federal securities laws. On February 2, 2000, the Massachusetts Federal Court entered the Final Judgment, which, among other things, granted final judgment to and an approval of the settlement of the lawsuits on a class-wide basis, covering a class period of March 24, 1997 to July 8, 1997. No appeal was taken from the Final Judgment. The settlement amount was entirely funded by insurance proceeds.

   General: Pursuant to agreements between the parties, under certain circumstances, the Company may be required to indemnify Servier, Boehringer Ingelheim Pharmaceuticals, Inc. and AHP, and the Company may be entitled to indemnification by AHP, against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company.

   Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to be required to devote significant management time and resources to these legal actions. In the absence of a settlement and in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. Even if a settlement is reached, the terms of such settlement may include cash and/or the issuance of the Company's securities, which may materially adversely affect the Company's financial condition and results of operations and result in dilution to the Company's stockholders. The uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note D of Notes to Consolidated Financial Statements.

   Item 4.  Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

   The Company's annual meeting of stockholders was held on March 8, 2000. At the meeting (i) all seven director nominees were elected; (ii) the amendment to the Company's 1995 Employee Stock Purchase Plan, as amended, to increase the number of shares subject thereto from 100,000 to 250,000 was approved; (iii) the Company's 2000 Stock Option Plan was approved; and (iv) the appointment of PricewaterhouseCoopers LLP as the independent auditors was ratified.

   (i) The following Directors were elected for a one-year term by the votes indicated:

   Glenn L. Cooper, M.D., 34,463,328 for, 402,401 against; Harry J. Gray, 34,458,298 for, 407,431 against; Alexander M. Haig, Jr., 34,439,110 for, 426,619 against; Malcolm Morville, Ph.D., 34,463,098 for, 402,631 against; Lindsay A. Rosenwald, M.D., 34,449,834 for, 415,895 against; Lee J. Schroeder, 34,462,478 for, 403,251 against; and David B. Sharrock, 34,462,568 for, 403,161 against.

   (ii) The amendment to the Company's 1995 Employee Stock Purchase Plan, as amended, to increase the number of shares subject thereto from 100,000 to 250,000 was approved by a vote of 16,691,301 for, 688,860 against, and 99,261 abstaining.

   (iii) The Company's 2000 Stock Option Plan was approved by a vote of 15,297,326 for, 2,063,686 against, and 118,410 abstaining.

   (iv) The appointment of PricewaterhouseCoopers LLP was ratified by a vote of 34,741,151 for, 74,188 against, and 50,390 abstaining.

   Item 6. Exhibits and Reports on Form 8-K
           --------------------------------

   (a)     Exhibits

           27 -  Financial Data Schedule

   (b)     Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three month period ended March 31, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INTERNEURON PHARMACEUTICALS, INC.


     Date: May 15, 2000               By: /s/ Glenn L. Cooper, M.D.
                                         -------------------------------
                                         Glenn L. Cooper, M.D., President,
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

     Date: May 15, 2000               By: /s/ Michael W. Rogers
                                         -------------------------------
                                         Michael W. Rogers,
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)

     Date: May 15, 2000               By: /s/ Dale Ritter
                                         -------------------------------
                                         Dale Ritter, Senior Vice President,
                                           Finance
                                         (Principal Accounting Officer)