Form 10-Q
period 2000-06-30
INTERNEURON PHARMACEUTICALS INC
filed 2000-08-14
CIK 854222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                 ---------------

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                           Commission File No. 0-18728

                        INTERNEURON PHARMACEUTICALS, INC.
             (exact name of registrant as specified in its charter)


Delaware                                         04-3047911
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   Number)

One Ledgemont Center, 99 Hayden Avenue           02421
Lexington, Massachusetts                         (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (781) 861-8444

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

       Yes   X        No
           -----         -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


Class                                         Outstanding at August 11, 2000:
Common Stock $.001 par value                  42,773,914  shares

                        INTERNEURON PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q




PART I.  FINANCIAL INFORMATION                                                                          PAGE

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2000
  and September 30, 1999.........................................................................          3

Consolidated Statements of Operations for the Three and Nine Months
  ended June 30, 2000 and 1999...................................................................          4

Consolidated Statements of Cash Flows for the Nine Months
  ended June 30, 2000 and 1999...................................................................          5

Notes to Unaudited Consolidated Financial Statements.............................................          6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations............................................................         11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................         18

Item 6.  Exhibits and Reports on Form 8-K........................................................         21

SIGNATURES.......................................................................................         22

Item 1.  Financial Statements

                        INTERNEURON PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                                      June 30,    September 30,
                                                                                       2000           1999
                                                                                     ---------    -------------
                                                      ASSETS
Current assets:
     Cash and cash equivalents                                                       $   24,598     $  19,354
      Marketable securities                                                               7,464         2,457
      Accounts receivable                                                                   269           785
      Insurance claim receivable                                                          5,111            --
      Prepaids and other current assets                                                     262         1,812
                                                                                     ----------     ---------
           Total current assets                                                          37,704        24,408

Investment in Incara                                                                      1,265         1,827
Property and equipment, net                                                                 238           403
                                                                                     ----------     ---------
                                                                                     $   39,207     $  26,638
                                                                                     ==========     =========
                                                    LIABILITIES

Current liabilities:
      Accounts payable                                                               $        4     $     157
      Accrued expenses                                                                   13,344        20,100
      Deferred revenue                                                                    3,000            --
      Current portion of capital lease obligations                                            9            68
                                                                                     ----------     ---------
           Total current liabilities                                                     16,357        20,325

Long-term portion of capital lease obligations                                               --             2

Minority interest                                                                           189           189

                                               STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 shares authorized;
      Series B, 239,425 shares issued and outstanding at
      June 30, 2000 and September 30, 1999 (liquidation preference at
      June 30, 2000 of $3,019)                                                            3,000         3,000
      Series C, 5,000 shares issued and outstanding at June 30, 2000 and
      September 30,  1999  (liquidation preference at June 30,
      2000 of  $500)                                                                        500           500
Common stock; $.001 par value, 80,000,000 shares authorized; 42,773,914 and
      42,019,426 shares issued and outstanding at June 30,
      2000 and September 30, 1999, respectively                                              43            42
Additional paid-in capital                                                              274,078       272,337
Accumulated deficit                                                                    (254,600)     (269,758)
Accumulated other comprehensive income                                                     (360)            1
                                                                                     ----------     ---------
      Total stockholders' equity                                                         22,661         6,122
                                                                                     ----------     ---------
                                                                                     $   39,207     $  26,638
                                                                                     ==========     =========




         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and nine months ended June 30, 2000 and 1999
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                  Three Months Ended June 30,         Nine Months Ended June 30,
                                                -------------------------------       --------------------------
                                                     2000              1999               2000            1999
                                                -------------    --------------       -------------    ---------

Contract and license fee revenues               $      --         $     199           $  23,751        $   1,099

Costs and expenses:
Cost of  revenues                                      24                --               2,075               --
Research and development                              814             8,891               3,090           31,590
Selling, general and administrative                 1,655             3,024               6,281            9,633
                                                ---------         ---------           ---------        ---------
    Total costs and expenses                        2,493            11,915              11,446           41,223

Income (loss) from operations                      (2,493)          (11,716)             12,305          (40,124)

Investment income, net                                510               528               1,303            1,861
Gain on sales of investment securities                 --                --               1,550               --
Minority interest                                      --             1,588                  --            6,344
                                                ---------         ---------           ---------        ---------

Net income (loss)                               $  (1,983)        $  (9,600)          $  15,158        $ (31,919)
                                                =========         =========           =========        =========

Net income (loss) per common share:
Basic                                           $   (0.05)        $   (0.23)          $    0.36        $   (0.76)
Diluted                                         $   (0.05)        $   (0.23)          $    0.35        $   (0.76)

Weighted average common shares outstanding:
Basic                                              42,730            41,914              42,390           41,873
                                                =========         =========           =========        =========
Diluted                                            42,730            41,914              43,803           41,873
                                                =========         =========           =========        =========



         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        INTERNEURON PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 2000 and 1999
                                   (Unaudited)
                             (Amounts in thousands)

                                                                               Nine months ended June 30,
                                                                               --------------------------
                                                                                   2000           1999
                                                                                ---------      ---------
Cash flows from operating activities:
     Net income (loss)                                                          $  15,158      $ (31,919)
     Adjustments to reconcile net income (loss) to net cash provided
        (used) by operating activities:
        Depreciation and amortization                                                 168            840
        Gain on sales of investment securities                                     (1,550)            --
        Gain on sales of property and equipment                                       (35)            --
        Minority interest in net loss of consolidated subsidiaries                     --         (6,344)
        Noncash compensation                                                        1,255          3,937
     Change in assets and liabilities:
        Accounts receivable                                                           517          1,187
        Insurance claim receivable                                                 (5,111)            --
        Prepaid and other assets                                                    1,550           (818)
        Accounts payable                                                             (153)          (536)
        Deferred revenue                                                            3,000             --
        Accrued expenses and other liabilities                                     (6,753)        (1,445)
                                                                                ---------      ---------
Net cash provided (used) by operating activities                                    8,046        (35,098)
                                                                                ---------      ---------

Cash flows from investing activities:
     Capital expenditures                                                              (8)          (284)
     Proceeds from sales of property and equipment                                     40             --
     Proceeds from sales of investment securities                                   1,756             --
     Purchases of marketable securities                                           (12,378)        (2,520)
     Proceeds from maturities and sales of marketable securities                    7,371         32,645
                                                                                ---------      ---------
Net cash provided (used) by investing activities                                   (3,219)        29,841
                                                                                ---------      ---------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                       478             49
     Net proceeds from issuance of stock by subsidiaries                               --            167
     Principal payments of capital lease obligations and notes payable                (61)          (555)
                                                                                ---------      ---------
Net cash provided (used) by financing activities                                      417           (339)
                                                                                ---------      ---------

Net change in cash and cash equivalents                                             5,244         (5,596)
Cash and cash equivalents at beginning of period                                   19,354         39,330
                                                                                ---------      ---------

Cash and cash equivalents at end of period                                      $  24,598      $  33,734
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

     Interneuron is a biopharmaceutical company engaged in the development and commercialization of a portfolio of products and product candidates for panic/anxiety disorder, overactive bladder, liver disease, prevention of HIV infection, stroke and other disorders.

B.   Basic and Diluted Income (Loss) Per Share
     -----------------------------------------

The following table sets forth the computation of basic and diluted income
(loss) per common share:

                                          Three Months Ended June 30,            Nine Months Ended June 30,
                                       ---------------------------------       ------------------------------
                                           2000                 1999               2000             1999
                                       ------------         -----------        -----------      -------------
Numerator for basic and diluted
 income (loss) per share:
   Net income (loss)                   $(1,983,000)         $(9,600,000)       $15,158,000      $(31,919,000)
                                       ===========          ===========        ===========      =============

Denominator for basic income (loss)
 per share:
   Weighted average shares outstanding  42,730,000           41,914,000         42,390,000        41,873,000
                                       ===========          ===========        ===========      ============

Denominator for diluted income (loss)
 per share:
   Weighted average shares outstanding  42,730,000           41,914,000         42,390,000        41,873,000
   Dilutive effect of:
   Shares issuable in connection with
      stock option plans                        --                   --             34,000                --
   Shares issued or issuable in
      connection with restricted
      stock awards                              --                   --            757,000                --
   Shares issuable in connection with
      convertible preferred stock               --                   --            622,000                --
                                       -----------          -----------        -----------      ------------
   Weighted average shares
    outstanding - diluted               42,730,000           41,914,000         43,803,000        41,873,000
                                       ===========          ===========        ===========      ============

Net income (loss) per common share -
    Basic                                   $(0.05)              $(0.23)             $0.36            $(0.76)
                                       ===========          ===========        ===========      ============
    Diluted                                 $(0.05)              $(0.23)             $0.35            $(0.76)
                                       ===========          ===========        ===========      ============

      During the three month period ended June 30, 2000, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 9,535,150 shares of Common Stock at prices ranging from $2.38 to $20.13 with expiration dates ranging up to April 5, 2010; and (ii) warrants to purchase 812,500 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006. Additionally, during the three month period ended June 30, 2000, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 187,801 shares of Common Stock at prices ranging from $1.53 to $1.88 with expiration dates ranging up to June 6, 2007; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iii) unvested Restricted Stock Awards of 450,000 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

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

      During the nine month period ended June 30, 2000, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 6,326,979 shares of Common Stock at prices ranging from $3.56 to $20.13 with expiration dates ranging up to March 9, 2010; (ii) warrants to purchase 812,500 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999.

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

C.   Comprehensive Income (Loss)
     ---------------------------

Comprehensive income (loss) for the three and nine month periods ended June 30, 2000 and 1999, respectively, is as follows:

                                           Three Months Ended June 30,                  Nine Months Ended  June 30,
                                       ------------------------------------         ---------------------------------
                                           2000                    1999                2000                 1999
                                       -----------              -----------         -----------          ------------

    Net income (loss)                  $(1,983,000)             $(9,600,000)        $15,158,000          $(31,919,000)
    Change in unrealized net
      gain or loss on investments       (1,514,000)                 (11,000)           (361,000)              (32,000)
                                       -----------              -----------         -----------          ------------
    Comprehensive income (loss)        $(3,497,000)             $(9,611,000)        $14,797,000          $(31,951,000)
                                       ===========              ===========         ===========          ============

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

     Interneuron is named, together with other pharmaceutical companies, as a defendant in approximately 2,500 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. As a result of the District Court's rejection of the proposed settlement agreement, the ongoing Redux-related litigation is proceeding against the Company. The existence of such litigation, including the time and expenses associated with the litigation, may materially adversely affect the Company's business, including its ability to obtain sufficient financing to fund operations. Although the Company is unable to predict its expense, or the outcome of, any such litigation, such outcome may materially adversely affect the Company's future business, results of operations and financial condition.

     On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed interpleader actions against Les Laboratoires Servier ("Servier") and the Company in the District Court. Insurance policies issued by the insurers to the Company have an aggregate limit of $40,000,000 in three tiers: a primary level of $20,000,000, then $5,000,000 in excess of $20,000,000 and a third tier of $15,000,000 in excess of $25,000,000. The insurers allege that the Company has asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation, and Servier, as an additional insured under these policies, has asserted its right to claim against these policies. The insurers have deposited the available proceeds up to the limits of their policies (the "Deposited Funds"), which is subject to ongoing claims by the Company and Servier, into the registry of the District Court. On May 3, 2000, the Company moved to dismiss such actions as moot in light of the District Court's rejection of the Company's proposed settlement and the dismissal of the Company's petition to appeal from such order. If the District Court dismisses the interpleader actions the Deposited Funds should be returned to the insurers and be available to the Company and Servier to pay claims under these policies.

      Reflected in insurance claim receivable at June 30, 2000 is $5,111,000 which the Company paid through June 30, 2000 to the group of law firms defending the Company in the Redux-related product liability litigation (see "Part II, Item 1. Legal Proceedings"). The Company is currently paying these law firms' fees while the Deposited Funds are at the District Court. The Company currently intends to pay such fees until the Company can be reimbursed out of the Deposited Funds. The Company cannot predict the outcome of the interpleader actions. If the actions are dismissed and the Deposited Funds returned to the insurance companies, it is expected that the insurance companies will resume paying the Company's litigation expenses and reimburse the Company for litigation expenses previously paid by the Company. If the actions are not dismissed, Interneuron will seek an order from the District Court determining its right to the Deposited Funds. The Company expects to be reimbursed for these advances.

     On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of American Home Products Corp.'s ("AHP") product liability litigation related to Redux and Pondimin. The Company is not a released party under this settlement.

     On January 24, 2000, the Company announced that it filed a complaint against AHP in the Superior Court of the Commonwealth of Massachusetts. The complaint seeks unspecified but substantial damages and attorneys' fees pursuant to common and statutory law for AHP's knowing and willful deceptive acts and practices, fraud and misrepresentations and breach of contract. AHP has filed an answer to such complaint. The Company cannot predict its costs relative to this litigation or the duration or the outcome of the proceedings.

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

E.   Agreements:
     ----------

     In November 1999, the Company licensed exclusive U.S. rights from Madaus AG ("Madaus") to develop and market trospium chloride, an orally-administered prescription drug product currently marketed as a treatment for overactive bladder (urinary incontinence) in several European countries. In exchange, the Company has agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. The Company is responsible for all clinical development and regulatory activities and costs related to the compound in the U.S.

      In December 1999, the Company entered into an agreement with Takeda Chemical Industries, Ltd. ("Takeda"), and effective as of April 2000, the Company and Takeda amended such agreement, under which the Company licensed to Takeda exclusive U.S. and Canadian commericalization rights to citicoline (the "Takeda Agreement") in exchange for $13,000,000 received to date in licensing and other guaranteed payments, up to $60,000,000 in payments contingent upon the achievement of future regulatory milestones in the U.S. and Canada, and royalties on net sales. Takeda also agreed to fulfill the royalty payment obligations of Interneuron to Ferrer Internacional, S.A. ("Ferrer"), pursuant to Interneuron's agreement with Ferrer, and to fund any future Phase 4 studies of citicoline in stroke and Phase 3 studies for additional indications. The Takeda Agreement also provides an option to Takeda to negotiate a license for any one alternative Interneuron compound, excluding pagoclone and trospium, in the event Takeda decides to terminate the citicoline license following a review of the results of the 899-person Phase 3 clinical trial. In the nine months ended June 30, 2000, the Company recognized $10,000,000 of the Takeda payments as license fee revenue and $3,000,000 related to the technology option as deferred revenue.

     In December 1999, the Company entered into an agreement with the Warner-Lambert Company, now Pfizer Inc. ("Pfizer"), under which it licensed to Pfizer exclusive worldwide rights to commercialize pagoclone (the "Pfizer Agreement"). Under the Pfizer Agreement, in December 1999 the Company received $13,750,000 which was recognized as license fee revenue in the nine months ended June 30, 2000, and the Company is entitled to receive up to $60,000,000 in additional payments contingent upon the achievement of clinical and regulatory milestones. Pfizer also agreed to pay Interneuron royalties on net sales. Under the Pfizer Agreement, Pfizer is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone for all indications on a worldwide basis. Under the Company's agreement with Rhone-Poulenc Rorer, now Aventis S.A. ("Aventis"), the Company paid to Aventis in January 2000 approximately $2,050,000 of the payment received by the Company from Pfizer which was reflected as cost of revenue in the nine months ended June 30, 2000.

     In June 2000, the Company licensed exclusive worldwide rights from HeavenlyDoor.com, Inc., formerly Procept, Inc. ("HDCI"), to develop and market PRO 2000, a candidate topical microbicide used to prevent infection by the human immunodeficiency virus (HIV) and other sexually transmitted pathogens, in exchange for an up front payment of $500,000, which was charged to research and development expense, as well as future milestone payments and royalties on net sales. The Company is responsible for all remaining development and commercialization activities for PRO 2000.

F.   Recent Accounting Pronouncements:
     --------------------------------

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," ("SAB 101"), which clarifies the SEC's views related to revenue recognition and disclosure. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 and is presently determining the effect it will have on its financial statements.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation No. 44"), which provides guidance for issues that have arisen in applying Accounting Principles Board Statement No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). This Interpretation is generally effective for transactions occurring after July 1, 2000 except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. The Company believes that this interpretation will not have a material impact on net financial results.

G.   Other:
     -----

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

Item 2.  Management's Discussion and Analysis of Financial Conditions and
         ----------------------------------------------------------------
         Results of Operations:
         ----------------------

     Statements in this Form 10-Q that are not statements or descriptions of historical facts are "forward- looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by the Company or its representatives include, without limitation, statements regarding the Redux-related litigation, the Company's ability to successfully develop, obtain regulatory approval for and commercialize any products, to enter into corporate collaborations or obtain sufficient additional capital to fund operations, and are based on a number of assumptions. The words "believe," "expect," "anticipate," "intend," "estimate" or other expressions which are predictions of, or indicate, future events and trends and which do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, the Company's Annual Report on Form 10-K for its fiscal year ended September 30, 1999. These risk factors include, but are not limited to, risks relating to the Redux-related litigation by and against the Company, uncertainties relating to clinical trials, regulatory approval and commercialization of any products; need for additional funds and corporate partners; substantial losses from operations and expected future losses; minimal revenues; product liability; dependence on third parties for manufacturing and marketing; competition; government regulation; contractual arrangements; patents and proprietary rights; dependence on key personnel; uncertainty regarding pharmaceutical pricing and reimbursement and other risks. The forward-looking statements represent the Company's judgment and expectations as of the date of this report. The Company assumes no obligation to update any such forward-looking statements.

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

General
-------

Redux

     On September 27, 1999, the Company announced that the District Court rejected a proposed agreement among the Company and the PMC to settle all product liability litigation and claims against the Company related to Redux. The District Court found that the proposed settlement did not meet the requirements for limited fund class actions, as described by the Supreme Court in its June 23, 1999 decision in Ortiz. The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling and on April 13, 2000 moved to dismiss such petition. Such motion was granted on April 25, 2000.

      Interneuron is named, together with other pharmaceutical companies, as a defendant in approximately 2,500 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. As a result of the District Court's rejection of the proposed settlement agreement, the ongoing Redux-related litigation is proceeding against the Company. The existence of such litigation, including the time and expenses associated with the litigation, may materially adversely affect the Company's business, including its ability to obtain sufficient financing to fund operations. Although the Company is unable to predict the outcome of any such litigation, such outcome may materially adversely affect the Company's future business, results of operations and financial condition.

     On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed interpleader actions against Servier and the Company in the District Court. Product liability insurance policies issued by the insurers to the Company have an aggregate limit of $40,000,000 in three tiers: a primary level of $20,000,000, then $5,000,000 in excess of $20,000,000 and a third tier of $15,000,000 in excess of $25,000,000. The insurers allege that the Company has asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation, and Servier, as an additional insured under these policies, has asserted its right to claim against these policies. The insurers have placed the Deposited Funds at the registry of the District Court. On May 3, 2000, the Company moved to dismiss such actions as moot in light of the District Court's rejection of the Company's proposed settlement and the dismissal of the Company's petition to appeal from such order. If the District Court dismisses the interpleader actions, the Deposited Funds should be returned to the insurers and be available to the Company and Servier to pay claims under these policies.

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

Pagoclone

    In December 1999, the Company entered into the Pfizer Agreement, under which it licensed to Pfizer exclusive worldwide rights to develop and commercialize pagoclone. Pursuant to the Pfizer Agreement, in December 1999 the Company received $13,750,000 and the Company is entitled to receive up to $60,000,000 in additional payments contingent upon the achievement of clinical and regulatory milestones. Pfizer also agreed to pay Interneuron royalties on net sales. Under the Pfizer Agreement, Pfizer is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone for all indications on a worldwide basis. Under the Company's agreement with Aventis, Aventis is entitled to receive a portion of certain of the payments to be received by the Company from Pfizer. In the nine months ended June 30, 2000, the Company recognized $13,750,000 received from Pfizer in December 1999 as contract and license fee revenue and $2,050,000 paid to Aventis in January 2000 as cost of revenues.

Trospium

     In November 1999, the Company licensed exclusive U.S. rights from Madaus to trospium chloride, an orally-administered prescription drug product for treatment for overactive bladder (urinary incontinence) in several European countries. In exchange, the Company has agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. The Company is responsible for all clinical development and regulatory activities and costs related to the compound in the U.S. The Company currently intends to file an Investigative New Drug Application ("IND") in 2000 and initiate a Phase 3 clinical trial in the first quarter of calendar 2001. The Company does not have adequate current funds to market trospium and will require additional capital and/or a collaborative partner for the marketing of trospium.

IP501

    The Company has an exclusive option to negotiate a license to a compound designated as IP501 for the treatment and prevention of liver diseases, following the Company's review of data from an ongoing Phase 3 clinical trial of this compound sponsored by the Veterans Administration. The most recent progress update from this government-sponsored study indicates that results are expected to be available by the end of 2000. The primary endpoint of the study is improvement in liver histology, or condition, among drug-treated pre-cirrhotic patients compared with placebo patients, as measured by serial liver biopsies.

PRO 2000

    In June 2000, the Company licensed exclusive worldwide rights from HDCI to develop and market PRO 2000, a candidate topical microbicide used to prevent infection by the human immunodeficiency virus (HIV) and other sexually transmitted pathogens, in exchange for an up front payment of $500,000, which was charged to research and development expense, as well as future milestone payments and royalties on net sales. The Company is responsible for all remaining development and commercialization activities for PRO 2000. PRO 2000 is currently in a Phase 1/2 clinical trial in the U.S. and South Africa, sponsored by the National Institute of Infections Diseases. In addition, two Phase 1 clinical trials with PRO 2000 have been completed, demonstrating its tolerability in healthy, sexually abstinent women and preliminary results are expected shortly. One of these trials was supported by the Medical Research Council of the United Kingdom (MRC).

Citicoline

     On January 10, 2000, the Company announced that a preliminary analysis of the 899-patient Phase 3 clinical trial with citicoline failed to meet its primary endpoint, a measure of improvement in neurological function among patients suffering from moderate to severe ischemic stroke. The pre-specified, primary outcome measurement of the trial was the comparison of the percentages of patients treated with citicoline or placebo who achieved at least a 7-point improvement on the National Institutes of Health Stroke Scale ("NIHSS") scores from enrollment through the combined 12-week treatment and follow-up period. Secondary outcomes included additional comparisons of neurological function and infarct volume measurements among citicoline and placebo patients at the end of the study.

     Although improvement in the primary outcome measurement was not achieved, certain secondary endpoints were positive. At the end of the 12-week trial period, a statistically significantly higher proportion of citicoline-treated patients achieved complete or near-complete recovery of neurological function compared to placebo-treated patients, as measured by the Rankin Scale. Likewise, at the same time point, NIHSS scores indicated a strongly positive trend in the number of citicoline-treated patients who achieved full neurological recovery. Although not statistically significant, a higher percentage of citicoline-treated patients achieved reduction in the size of their cerebral infarct compared to placebo- treated patients. In addition, findings from this study indicate that there were no significant adverse safety issues associated with citicoline.

     In December 1999, the Company entered into, and in April 2000 amended, the Takeda Agreement under which the Company licensed to Takeda exclusive U.S. and Canadian commercialization rights to citicoline in exchange for $13,000,000 in licensing and other guaranteed payments, all of which has been received to date, up to $60,000,000 in payments contingent upon the achievement of future regulatory milestones in the U.S. and Canada, and royalties on net sales. Takeda also agreed to fulfill the royalty payment obligations of Interneuron to Ferrer, pursuant to Interneuron's agreement with Ferrer, and to fund any future Phase 4 studies of citicoline in stroke and Phase 3 studies for additional indications.

     The Takeda Agreement also provides an exclusive option to Takeda to negotiate a license for any one alternative Interneuron compound, excluding pagoclone and trospium, in the event Takeda decides to terminate the citicoline license following a review of the 899-person Phase 3 clinical trial. If Takeda exercises such exclusive option, Takeda has the right until April 1, 2001 to negotiate a license for the chosen compound and an additional six month period during which the Company must provide Takeda with a right of first refusal for any licensing arrangement the Company may wish to offer a third party. If Takeda exercises its option, all rights to citicoline will be returned to the Company.

     In the nine month period ended June 30, 2000, the Company recognized $10,000,000 as license fee revenue from Takeda and $3,000,000 related to the option as deferred revenue.

Sarafem(TM)

     In June 1997, The Company licensed to Eli Lilly & Company ("Lilly") worldwide, exclusive rights to Interneuron's patent covering the use of fluoxetine to treat certain conditions and symptoms associated with premenstrual syndrome. Lilly has received approval for fluoxetine to treat premenstrual dysphoric disorder ("PMDD") and will market the drug under the trade name Sarafem. The agreement provides for milestone payments and royalties based on net sales. The maximum aggregate royalty payments to Interneuron in any calendar year ranges from three to five million dollars and are conditioned upon the achievement of net sales above an annually escalating baseline. Royalties to the Company will terminate at the end of the first two consecutive quarters in which 70% or less of total Prozac prescriptions are "dispensed as written." Based on a recent federal court of appeals ruling, Lilly's composition of matter patent on fluoxetine will expire in the summer of 2001. Lilly has announced their intention to appeal the decision. If Lilly's appeal is not successful, potential royalty payments to the Company under this agreement may expire in early 2002.

    Results of Operations
    ---------------------

    For the nine month period ended June 30, 2000, the Company had net income of $15,158,000 compared to a net loss of $31,919,000 for the nine month period ended June 30, 1999. This substantial change from net loss to net income is primarily the result of $23,750,000 of contract and license fee revenue from the Takeda and Pfizer Agreements entered into in December 1999, the substantial reduction of costs in fiscal 2000 related to the Phase 3 citicoline clinical trial that ended in January 2000 and the absence in fiscal 2000 of the results of operations of Incara Pharmaceuticals Corp. ("Incara") which resulted in net losses in fiscal 1999. In July 1999, the Company exchanged its majority position in Incara for a majority position in CPEC LLC, after which the Company no longer consolidates the results of

Incara's operations. Additionally, in the nine month period ended June 30, 2000, the Company recorded a gain on sales of Incara stock and a credit to research and development expenses for costs previously accrued relative to the Phase 3 citicoline clinical trial which were determined to be unnecessary. The Company expects to report losses for its consolidated operations for the balance of fiscal 2000.

    The Company had no contract and license fee revenue in the three month period ended June 30, 2000 compared to $199,000 in the three month period ended June 30, 1999 and $23,751,000 in contract and license fee revenue in the nine month period ended June 30, 2000 compared to $1,099,000 of contract and license fee revenue the nine month period ended June 30, 1999. Contract and license fee revenue in fiscal 2000 included $10,000,000 received from Takeda pursuant to the Takeda Agreement and $13,750,000 received from Pfizer pursuant to the Pfizer Agreement. Contract and license fee revenue in fiscal 1999 consisted primarily of a milestone payment received by the Company from Lilly relating to the development of Lilly's drug, fluoxetine (Prozac(R), Sarafem(TM)) for the treatment of PMDD and contract revenue at Incara. In July 2000, Lilly received approval from the FDA to market Sarafem to treat PMDD in the U.S. As a result, in August 2000 the Company has received from Lilly a $1,000,000 milestone payment and expects to receive royalties on future net sales of Sarafem. Based on a recent federal court of appeals ruling, Lilly's composition of matter patent on fluoxetine will expire in the summer of 2001. Lilly has announced their intention to appeal the decision. If Lilly's appeal is not successful, potential royalty payments to the Company under this agreement may expire in early 2002.

    Cost of revenues of $2,075,000 in the nine month period ended June 30, 2000 consists of $2,050,000 paid to Aventis in January 2000 for their portion of the initial payment received by the Company from Pfizer and $24,000 recorded in the three month period ended June 30, 2000 to fully reserve for the remaining AnatoMark inventory.

    Research and development expense decreased $8,077,000, or 91%, to $814,000 in the three month period ended June 30, 2000 compared to $8,891,000 in the three month period ended June 30, 1999 and decreased $28,500,000, or 90%, to $3,090,000 in the nine month period ended June 30, 2000 from $31,590,000 in the nine month period ended June 30, 1999. These decreases were substantially due to the absence in fiscal 2000 of Incara expenses. Also, in the fiscal 2000 periods the Company incurred less expense related to citicoline due to the completion of the 899-person Phase 3 citicoline clinical trial at the end of the first quarter of fiscal 2000 and reduced expenses related to pagoclone. Contributing to the decrease in research and development expense in the fiscal 2000 periods were approximately $1,800,000 of credits recorded in the nine month period ended June 30, 2000, approximately $450,000 of which were recorded in the three month period ended June 30, 2000, reflecting the reversal of costs accrued relative to the Phase 3 citicoline clinical trial which were determined to be unnecessary and for a reversal of expense accrued and related to pagoclone development which was determined to be unnecessary subsequent to the Pfizer Agreement.

    Selling, general and administrative expense decreased $1,369,000, or 45%, to $1,655,000 in the three month period ended June 30, 2000 from $3,024,000 in the three month period ended June 30, 1999 and decreased $3,352,000, or 35%, to $6,281,000 in the nine month period ended June 30, 2000 from $9,633,000 in the nine month period ended June 30, 1999. These decreases were primarily due to the absence in the fiscal 2000 periods of Incara expenses and diminished charges for restricted stock awards granted pursuant to the Company's 1997 Equity Incentive Plan partially offset by increased legal costs. Additionally, personnel-related costs decreased in the fiscal 2000 periods as a result of workforce reductions in fiscal 2000.

    Investment income, net decreased $18,000, or 3%, to $510,000 in the three month period ended June 30, 2000 from $528,000 in the three month period ended June 30, 1999 and decreased $558,000, or 30%, to $1,303,000 in the nine month period ended June 30, 2000 from $1,861,000 in the nine month period ended June 30, 1999. The decrease in the three month period is primarily due to the absence in fiscal 2000 of Incara investment income, net while Interneuron's average invested cash balances were slightly higher. The decrease in the nine month period is primarily due to the absence in fiscal 2000 of Incara investment income, net, and lower average invested cash balances at Interneuron.

    Gain on sales of investment securities of $1,550,000 in the nine month period ended June 30, 2000 resulted from the Company's sale of 288,000 shares of Incara stock.

    Minority interest in fiscal 1999 was attributed to the consolidation of Incara. As described above, Incara's results of operations are not consolidated with the Company's in fiscal 2000.

    Liquidity and Capital Resources
    -------------------------------

    Cash, Cash Equivalents and Marketable Securities

    At June 30, 2000, the Company had consolidated cash, cash equivalents and marketable securities of $32,062,000 compared to $21,811,000 at September 30, 1999. This increase is primarily due to approximately $25,250,000 received from Takeda and Pfizer pursuant to the Takeda and Pfizer Agreements less net amounts used to fund operations in the nine month period ended June 30, 2000, including approximately $5,111,000 paid to the group of law firms defending the Company in the Redux-related product liability litigation and which the Company expects to be reimbursed by its product liability insurers (see "Analysis of Cash Flows" below and Part II, Item 1. Legal Proceedings).

    While the Company believes it has sufficient cash for currently planned expenditures through fiscal 2001 based on certain assumptions relating to operations and other factors, excluding any settlements of the Redux-related litigation by and against the Company, it will require additional funds after such time. The Company is evaluating its ongoing business strategy and investigating other potential business opportunities, and has reduced its overhead and expenditures. In February 2000, the Company reduced its workforce by 11 people. This reduction and additional attrition has brought the Company's workforce to 18 employees as of June 30, 2000. The Company will require additional funds for the development and commercialization of PRO 2000, trospium and its other compounds and technologies, as well as any new businesses, products or technologies acquired or developed in the future. The Company has no commitments or arrangements to obtain such funds. If such funds are not available, the Company will be required to further reduce its operations and delay development and regulatory efforts. As a result of the uncertainties and costs associated with the Redux-related litigation, including the fact that no settlement agreements exist or are pending and the stays of pending and future product liability litigation and claims against the Company have been vacated by the court, market conditions and other factors generally affecting the Company's ability to raise capital, there can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements or that any financing will be available on terms favorable or acceptable, or at all.

    Product Development

    There can be no assurance that results of any on-going current or future preclinical or clinical trials will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with cGMP or successfully marketed in a timely manner, or at all, or that the

Company will have sufficient funds to commercialize any of its products, any of which events could materially adversely affect the Company.

    Analysis of Cash Flows

    Cash provided from operating activities during the nine months ended June 30, 2000 of $8,046,000 consisted primarily of net income and an increase in deferred revenue offset by payments relating to the Company's temporary funding of Redux-related product liability defense costs (discussed below) and a reduction of accrued expenses and other liabilities from payments of and adjustments to clinical development costs.

    Cash used by investing activities during the nine months ended June 30, 2000 of $3,219,000 consisted primarily of proceeds from the sale of Incara stock and net proceeds from maturities and sales of marketable securities.

    Reflected in insurance claim receivable at June 30, 2000 is $5,111,000 which the Company paid through June 30, 2000 to the group of law firms defending the Company in the Redux-related product liability litigation (see "Part II, Item 1. Legal Proceedings"). The Company is currently paying these law firms' fees at the rate of approximately $2,600,000 per quarter while the Deposited Funds are at the District Court. The Company currently intends to pay such fees until the Company can be reimbursed out of the Deposited Funds. The Company cannot predict the outcome of the interpleader actions. If the actions are dismissed and the Deposited Funds returned to the insurance companies, it is expected that the insurance companies will resume paying the Company's litigation expenses and reimburse the Company for litigation expenses previously paid by the Company. If the actions are not dismissed, Interneuron will seek an order from the District Court determining its right to the Deposited Funds. The Company expects to be reimbursed for these advances.

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

    Investment in Incara:

    In March 2000, the Company received from Incara approximately 488,000 shares of Incara common stock valued at approximately $1,600,000 as the third and final installment for the sale of Transcell Technologies, Inc. to Incara in May 1998. As of June 30, 2000, the Company owned 482,000 shares of Incara common stock. The Company's investment in Incara at June 30, 2000 is valued at $1,265,000 using Incara's fair market value as of the close of business on June 30, 2000 of approimately $2.63 per share. As of the close of business on August 1, 2000, the fair market value of Incara's common stock was approximately $2.09 per share.

    Recent Accounting Pronouncements:

     In December 1999, the SEC issued SAB 101 which clarifies the SEC's views related to revenue recognition and disclosure. In June 2000, the SEC isued SAB 101B which delays the implementation date of SAB 101. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 and is presently determining the effect it will have on its financial statements.

     In March 2000, the FASB issued Interpretation No. 44 which provides guidance for issues that have arisen in applying APB No. 25. This Interpretation is generally effective for transactions occurring after July 1, 2000 except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. The Company believes that this interpretation will not have a material impact on net financial results.

    Other:

    In November 1998, pursuant to an agreement with Servier to resolve a withholding tax issue on Redux- related payments to Servier, the Company paid to the U.S. Internal Revenue Service approximately $1,700,000 for withholding tax and interest. Servier agreed to reimburse the Company for a portion of the withholding taxes upon Servier's receipt of a related tax refund from the French tax authorities. In May 2000, the Company received reimbursement for the withholding taxes it sought from Servier.

    Call options held by Swiss Bank Corporation, London Branch for the purchase of 1,000,000 shares of the Company's Common Stock at an exercise price of $36.00 per share on each of December 30 and 31, 1999 expired without exercise.

    General:

    The Company's current business strategy includes evaluation of various technologies, product or company acquisitions, licensing and/or financing opportunities and Interneuron engages from time to time in discussions relating to such opportunities. The Company is evaluating and exploring new strategic business opportunities which could result in a reallocation of management and financial resources. Any such initiatives may involve the issuance of securities, which would dilute existing stockholders, and/or financial commitments for licensing fees and/or to fund product development or debt financing, any of which may adversely affect the Company's consolidated financial condition or results of operations. The Company's in-licensing agreements generally require the Company to undertake general or specific development efforts or risk the loss of the license and/or incur penalties.

    PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings
              -----------------

    Product Liability Litigation: Subsequent to the market withdrawal of Redux
    -----------------------------
in September 1997, the Company has been named, together with other pharmaceutical companies, as a defendant in approximately 2,500 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiffs' allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen-phen"), causes, among other things, primary pulmonary hypertension ("PPH"), valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings.

    On September 25, 1998, the District Court preliminarily approved a proposed settlement agreement relating to a proposed settlement of all product liability litigation and claims against Interneuron related to Redux, which was later rejected by the District Court as described below. The District Court also conditionally certified a limited fund class action and, thereafter, issued stays halting all Redux product liability litigation against the Company, pending and future, in federal and state courts. The District Court conducted a fairness hearing in the second quarter of fiscal 1999 regarding the proposed settlement agreement.

    Following a decision from the Supreme Court overturning a putative "limited fund" class action settlement relating to asbestos litigation in Ortiz, the District Court, on September 27, 1999, rejected the settlement agreement, finding that it did not meet the requirements for limited and class actions described by the Supreme Court. The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling. On April 13, 2000, the Company moved to dismiss such petition and such motion was granted on April 25, 2000.

    On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP's product liability litigation related to Redux and Pondimin. The Company is not a released party under this settlement.

    On January 24, 2000, the Company announced that it has filed a complaint against AHP in the Superior Court of the Commonwealth of Massachusetts. The complaint seeks unspecified but substantial damages and attorney's fees pursuant to common and statutory law for AHP's knowing and willful deceptive acts and practices, fraud and misrepresentations and breach of contract. AHP has filed an answer to such complaint. The Company cannot predict its costs relative to this complaint, or the duration or the outcome of the proceedings.

    Interpleader Litigation: On November 20, 1998, December 30, 1998 and
    ------------------------
February 5, 1999, the Company's three product liability insurers filed interpleader actions against Servier and the Company in the District Court, pursuant to the federal interpleader statute. The aggregate limits of the three commercial excess insurance policies issued by the insurers to the Company is $40,000,000 in tiers of $20,000,000, $5,000,000 in excess of $20,000,000, and
$15,000,000 in excess of $25,000,000. The insurers allege that the Company has asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation, and Servier, as an additional insured under these policies, has asserted its right to claim against these policies. The insurers have placed the Deposited Funds which are subject to ongoing claims by the Company and Servier, at the registry of the District Court. On May 3, 2000, the Company moved to dismiss such actions as moot, in light of the District Court's rejection of the Company's proposed settlement and the dismissal of the Company's petition from such order. If the District Court dismisses the Interpleader Action, the Deposited Funds should be returned to the insurers and be available to the Company and Servier to pay claims under these policies.

    Securities Litigation: The Company and certain present or former directors
    ----------------------
and/or officers of the Company were named as defendants in several lawsuits, purporting to be class actions, filed in Massachusetts Federal Court by alleged purchasers of the Company's Common Stock, claiming violation of the federal securities laws. On February 2, 2000, the Massachusetts Federal Court entered the Final Judgment, which, among other things, granted final judgment to and an approval of the settlement of the lawsuits on a class-wide basis, covering a class period of March 24, 1997 to July 8, 1997. No appeal was taken from the Final Judgment. The settlement amount was entirely funded by insurance proceeds.

    General: Pursuant to agreements between the parties, under certain
    --------
circumstances, the Company may be required to indemnify Servier, Boehringer Ingelheim Pharmaceuticals, Inc. and AHP, and the Company may be entitled to indemnification by AHP, against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company.

    Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to be required to devote significant management time and resources to these legal actions. In the absence of a settlement and in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. Even if a settlement is reached, the terms of such settlement may include cash and/or the issuance of the Company's securities, which may materially adversely affect the Company's financial condition and results of operations and result in dilution to the Company's stockholders. The uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note D of Notes to Unaudited Consolidated Financial Statements.

     Item 6.      Exhibits and Reports on Form 8-K
                  --------------------------------
     (a) Exhibits

         10.117   - License Agreement by and between HeavenlyDoor.com, Inc.
                        and Interneuron Pharmaceuticals, Inc.
                        dated June 14, 2000 (1)
         27       -  Financial Data Schedule
    --------------------------------------
           (1)    Confidential treatment requested.

     (b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three month period ended June 30, 2000.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERNEURON PHARMACEUTICALS, INC.

    Date: August 11, 2000           By: /s/ Glenn L. Cooper
                                        __________________________________
                                    Glenn L. Cooper, M.D., President, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

    Date: August 11, 2000           By: /s/ Michael W. Rogers
                                        __________________________________
                                    Michael W. Rogers, Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer)

    Date: August 11, 2000           By: /s/ Dale Ritter
                                        __________________________________
                                    Dale Ritter, Senior Vice President, Finance
                                    (Principal Accounting Officer)