Form 10-K405
period 2000-09-30
INTERNEURON PHARMACEUTICALS INC
filed 2000-12-21
CIK 854222

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the fiscal year ended September 30, 2000 or

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transition period from     to

                          Commission File No. 0-18728

                       Interneuron Pharmaceuticals, Inc.
            (Exact name of registrant as specified in its charter)

                               ----------------

               Delaware                              04-3047911
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

         One Ledgemont Center,                          02421
           99 Hayden Avenue,                         (Zip Code)
             Lexington, MA
    (Address of principal executive
               offices)

      Registrant's telephone number, including area code: (781) 861-8444

       Securities registered pursuant to Section 12(b) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES [X]   NO [_]


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting and non-voting common equity (excluding preferred stock convertible into and having voting rights on certain matters equivalent to 622,222 shares of Common Stock) held by non-affiliates of the registrant was approximately $42,750,000, based on the last sales price of the Common Stock as of December 14, 2000. Shares of Common Stock held by each executive officer and director, by each person who beneficially owns 10% or more of the outstanding Common Stock, and individuals or entities related to such persons have been excluded. This determination of affiliate status may not be conclusive for other purposes.

  As of December 14, 2000, 42,780,492 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement for the fiscal year ended September 30, 2000 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Note Regarding Forward Looking Statements

  Statements in this Form 10-K that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These forward-looking statements and other forward-looking statements made by the Company or its representatives include, without limitation, statements regarding the Redux-related litigation, the Company's ability to successfully develop, obtain regulatory approval for and commercialize any products, to enter into corporate collaborations or obtain sufficient additional capital to fund operations, and are based on a number of assumptions. The words "believe," "expect," "anticipate," "intend," "plan," "estimate" or other expressions which are predictions of or indicate future events and trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-K. These factors include, but are not limited to, risks relating to the Redux-related litigation; uncertainties relating to clinical trials, regulatory approval and commercialization of the Company's products; the early stage of products under development; need for additional funds and corporate partners; history of operating losses and expectation of future losses; product liability; dependence on third parties for manufacturing and marketing; competition; government regulation; risks associated with contractual arrangements; limited patents and proprietary rights; dependence on key personnel; uncertainty regarding pharmaceutical pricing and reimbursement and other risks. The forward-looking statements represent the Company's judgment and expectations as of the date of this Report. The Company assumes no obligation to update any such forward-looking statements. See "Risk Factors."

  Unless the context indicates otherwise, "Interneuron" and the "Company" refer to Interneuron Pharmaceuticals, Inc. and "Common Stock" refers to the common stock, $.001 par value per share, of Interneuron.

ITEM 1. Business.

(a) General Description of Business:

  Interneuron is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late stage clinical development. The Company is currently developing or has certain rights to five compounds in clinical development: pagoclone for panic and generalized anxiety disorders, trospium for overactive bladder, IP 501 for cirrhosis of the liver, citicoline for ischemic stroke, and PRO 2000 for the prevention of sexually transmitted diseases and human immunodeficiency virus ("HIV") infection. In addition, the Company has other compounds in earlier stages of development, including PACAP (pituitary adenylate cyclase activating polypeptide) for respiratory diseases, diabetes, stroke and other neurodegenerative diseases.

  The Company seeks to acquire, develop and commercialize a portfolio of pharmaceutical products for a range of therapeutic indications. The key elements to Interneuron's business strategy include: 1) identifying products with broad applications and large, unsatisfied markets, 2) acquiring clinical and late pre-clinical stage compounds with defined pathways to the clinic and to market, 3) focusing on products with clinical data or market experience outside the U.S., 4) adding value to acquired products through clinical testing and regulatory review activities and competencies, and 5) commercializing products independently or through selective corporate partnerships that will help ensure the timely penetration of target markets. The Company's strategy is both systematic and opportunistic across a range of products arising from a variety of partners including biopharmaceutical, regional pharmaceutical, and multi-national pharmaceutical firms, as well as academic and government institutions. Within these relationships, Interneuron attempts to leverage its capabilities, expertise, resources, and shared commitment to maximize the potential of each therapeutic product.

  The Company's lead product, pagoclone, is in development for the treatment of panic and generalized anxiety disorders. In December 1999, the Company entered into an agreement with the Warner-Lambert Company, now Pfizer Inc. ("Pfizer"), under which it licensed to Pfizer exclusive worldwide rights to develop and commercialize pagoclone (the "Pfizer Agreement"). The Company has received $16,750,000 to date under the Pfizer Agreement, and Interneuron is entitled to receive up to an additional $57,000,000 in payments contingent upon the achievement of clinical and regulatory milestones, as well as royalties on net sales. In August 2000, Pfizer began its clinical program for pagoclone in panic disorder.

  In November 1999, the Company obtained an exclusive U.S. license to trospium, a prescription drug product currently marketed as a treatment for overactive bladder in Europe. In May 2000, the Company met with the United States Food and Drug Administration ("FDA") to discuss the existing European clinical efficacy trials and safety database for trospium and to seek guidance on criteria for approvability of the compound. Based on its conversations with the FDA, the Company intends to conduct a standardized electrocardiograpic safety study which is recommended by the FDA for drugs in the pharmacological class of trospium. Additionally, based upon those discussions with the FDA, the Company believes that, in combination with the existing efficacy and safety data on trospium, a single, successful 300-400 patient Phase 3 trial will be necessary and sufficient for submission of an New Drug Application ("NDA"). On December 12, 2000, the Company filed an Investigational New Drug application ("IND") for trospium and expects to conduct its safety study in the second quarter of fiscal 2001. Assuming positive results from this study, the Company expects to begin its Phase 3 trial in fiscal 2001.

  The Company has an option to negotiate an exclusive license to a compound known as IP 501 for the treatment and prevention of cirrhosis of the liver caused by alcohol and hepatitis viruses. IP 501 is currently being studied in a recently completed 800-patient Phase 3 clinical trial sponsored by the Department of Veterans Affairs (the "Veterans Administration"). The Company expects the Veterans Administration to complete their analysis of the data in the first quarter of calendar 2001.

  In December 1999, the Company licensed exclusive rights to commercialize citicoline, a drug for the treatment of ischemic stroke, in the United States and Canada to Takeda Chemical Industries, Ltd. ("Takeda") (the "Takeda Agreement"). In exchange, the Company received $13,000,000 in licensing and other payments and was entitled to receive an additional $60,000,000 in payments contingent upon the achievement of regulatory milestones, as well as royalties on net sales. In January 2000, the Company announced that a preliminary analysis of the 899-patient Phase 3 clinical trial with citicoline failed to meet its primary endpoint, a measure of improvement in neurological function among patients suffering from moderate to severe ischemic stroke, although a number of secondary endpoints were positive. Takeda recently notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. Therefore, the Company has reacquired all rights to this compound. In addition, Takeda has indicated that it will exercise its option under the Takeda Agreement to negotiate a license of another one of the Company's compounds. The Company does not intend to further develop citicoline unless it is able to find another partner to participate in such development.

  In June 2000, the Company licensed exclusive, worldwide rights from HeavenlyDoor.com, Inc., formerly Procept, Inc. ("HDCI"), to develop and market PRO 2000, a candidate topical microbicide to prevent infection by HIV and other sexually transmitted pathogens. In October 2000, dosing and follow-up for a Phase 1/Phase 2 clinical trial of PRO 2000 was completed by the National Institutes of Health ("NIH") at sites in the U.S. and South Africa. No serious adverse events were reported and a full analysis of the data by the NIH is ongoing. Additional government funded clinical testing is planned for 2001.

  In July 2000, the Company and Eli Lilly and Company ("Lilly") announced that Lilly's drug, Sarafem(TM), was approved in the United States for the treatment of premenstrual dysphoric disorder ("PMDD"), a severe form of premenstrual syndrome ("PMS"). In 1997, the Company licensed to Lilly certain patents covering the use of fluoxetine hydrochloride for the treatment of symptoms associated with PMS. The Company has received up front and milestone payments under the Lilly license agreement and expects to receive royalties on net sales in the United States of fluoxetine for PMDD during the period of market exclusivity.

  On September 15, 1997, the Company announced a market withdrawal of its first prescription product, the weight loss medication Redux(TM) (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by American Home Products Corporation ("AHP"), the Company's licensee, in June 1996. Since the withdrawal of Redux, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions, some of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. To date, there have been no judgments against the Company, nor has Interneuron paid any amounts in settlement of any of these claims. Following the dismissal and the anticipated dismissal of Interneuron as a defendant in certain cases, the Company estimates that there will be approximately 2,300 active cases. In January 2000, the Company filed suit against AHP for fraud, misrepresentation and breach of contract, seeking unspecified but substantial damages.

  The Company was incorporated in Delaware in March 1990. The Company's executive offices are located at One Ledgemont Center, 99 Hayden Avenue, Lexington, Massachusetts 02421-7966.

(b) Financial Information about Industry Segments

  The Company operates in only one business segment.

(c) Narrative Description of Business

                                   PRODUCTS

  The following table summarizes the products under development by the Company or to which the Company has certain rights, including product name, indication/use, regulatory status and commercial rights held by the Company with respect to each product. For a more detailed description of each product, see product descriptions following the chart.

Product Name  Indication/Use                  Regulatory Status(*)     Commercial Rights
------------  --------------                  --------------------     -----------------
Pagoclone     Anxiety/Panic disorders         Phase 2/Phase 3 trial    Worldwide; licensed to Pfizer
                                              in panic disorder
                                              completed by
                                              Interneuron;
                                              Pfizer has initiated
                                              clinical trials


Trospium      Overactive bladder              Phase 3 expected to      United States
                                              begin in fiscal 2001



IP 501        Cirrhosis of the liver          Phase 3                  Option to negotiate an
                                                                       exclusive license for the U.S.,
                                                                       Canada, Japan and Korea

Citicoline    Ischemic stroke                 Phase 3                  United States and Canada


PRO 2000      Prevention of HIV and           Phase 1/Phase 2          Worldwide
              sexually transmitted diseases


PACAP         Respiratory diseases, diabetes, Pre-clinical             Worldwide
              stroke and other
              neurodegenerative diseases

--------
* See "Government Regulation."

                                   PAGOCLONE

  General: Pagoclone is under development as a drug to treat panic and generalized anxiety disorders. Panic disorder is a severe anxiety condition characterized by panic attacks, acute episodes of anxiety comprised of distressing symptoms, such as breathing difficulty, sweating, heart palpitations, feeling dizzy or faint, and fear of losing control. Generalized anxiety disorder is a condition characterized by excessive anxiety and worry most days for at least six months about a variety of events or activities, such as work or family. Patients with generalized anxiety disorder experience persistent diffuse anxiety without the specific symptoms that characterize phobic disorders, panic disorders, or obsessive-compulsive disorders. There are approximately 2.5 million patients in the U.S. with panic disorder and over 20 million patients with anxiety disorders. Anxiety disorders, including panic disorder, are believed to be associated with excessive neuronal activity resulting from a decrease in the function of the major inhibitory neurotransmitter called GABA (gamma amino butyric acid).

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

  Current pharmacological treatments for anxiety and panic disorders generally include benzodiazepines, serotonin agonists and selective serotonin reuptake inhibitors. Traditional side effects seen with these classes of anti-anxiety drugs include sedation, lack of mental acuity, withdrawal and rebound anxiety related to the benzodiazepine class of drugs, and agitation, insomnia and sexual dysfunction related to serotonin reuptake inhibitors.

  Pfizer Agreement: In December 1999, the Company entered into the Pfizer Agreement under which the Company licensed to Pfizer exclusive, worldwide rights to develop and commercialize pagoclone. To date under the Pfizer Agreement, the Company has received $16,750,000, including an up-front payment of $13,750,000, and is entitled to receive up to an additional $57,000,000 in payments contingent upon the achievement of clinical and regulatory milestones. Pfizer will also pay Interneuron royalties on net sales if pagoclone is commercialized. Under the Pfizer Agreement, Pfizer is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis. See "Agreements" and "Risk Factors--We will depend on Pfizer to develop, manufacture and market pagoclone."

  Ongoing Development: In August 2000, Pfizer initiated clinical trials with pagoclone for panic disorder. The Company received a $3,000,000 milestone payment upon initiation of the panic disorder trial. Pfizer has advised the Company that it is preparing to begin its clinical program with pagoclone in generalized anxiety disorder.

  Phase 2/3 Clinical Trial: In August 1998, the Company announced results of its Phase 2/3 trial showing that treatment with pagoclone statistically significantly reduced the frequency of panic attacks among patients suffering from panic disorder. In addition, pagoclone was well-tolerated by these patients, with no evidence of sedation and no apparent withdrawal symptoms in this study, which included a tapering-off period.

  The double-blind, placebo-controlled, parallel group study involved 277 patients at six clinical sites in the United States. Patients were enrolled in the study following confirmed diagnoses of panic disorder. The number of attacks experienced by each patient during a two-week screening period prior to enrollment represented the baseline for subsequent comparison of panic attack frequency. Following the screening period, patients were randomized to receive one of three doses of pagoclone orally (.15 milligrams/day, .30 milligrams/day or .60 milligrams/day) or placebo for eight weeks. The primary outcome measurement was the change from baseline in the number of panic attacks seen at the eight week time point. This primary analysis, conducted on an LOCF basis, showed that patients in the .15 milligrams/day group experienced a 43% reduction in the number of panic attacks relative to patients on placebo (p=0.141), that patients in the .30 milligrams/day group experienced a 70% reduction relative to patients on placebo (p=0.021), and that patients in the .60 milligrams/day group experienced a 52% reduction (p=0.098) relative to patients on placebo.

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

  Licensing and Proprietary Rights: In February 1994, the Company licensed from Rhone-Poulenc Rorer, S.A., now Aventis, S.A. ("Aventis") exclusive worldwide rights to pagoclone, subject to Aventis' option to obtain a sublicense in France, a patented compound, in exchange for license fees, milestone payments and royalties based on net sales. Aventis is entitled to receive a portion of the payments to be received by the Company under the Pfizer Agreement. See "Agreements" and "Patents and Proprietary Rights-- Pagoclone."

                                   TROSPIUM

  General: Trospium is under development as a drug to treat overactive bladder, the most common cause of urinary incontinence in the elderly. According to a recent report of the American Urological Association, approximately 17 million Americans, 85 percent of whom are women, suffer from bladder control problems, which can lead to overactive bladder. According to the SCRIP report dated July 10, 1998, approximately 20 percent of overactive bladder patients are currently treated with pharmacotherapy. Economic costs related to diagnosis and treatment of overactive bladder are estimated to exceed $26 billion, as stated in the Journal of the American Medical Association report on December 16, 1998.

  Trospium belongs to a class of compounds known as muscarinic receptor antagonists. These compounds relax smooth muscle tissue, such as that found in the bladder. Pre-clinical data with trospium suggests that it does not enter the central nervous system and thus may have a side effect profile preferable to currently available agents. In addition, clinical data and commercial experience reflect favorable efficacy and safety profiles. Trospium is currently marketed in several European countries, including Germany, Spain, Austria, and Switzerland, and was recently approved for sale in Britain, France, and Italy.

  Development Strategy: In May 2000, the Company met with the FDA to discuss the existing European clinical efficacy trials and safety database for trospium and to seek guidance on criteria for approvability of the compound. Based on its conversations with the FDA, the Company intends to conduct a standardized electrocardiograpic safety study which is recommended by the FDA for drugs in the pharmacological class of trospium. Additionally, based upon those discussions with the FDA, the Company believes that, in combination with the existing efficacy and safety data on trospium, a single, successful 300-400 patient Phase 3 trial will be necessary and sufficient for submission of an NDA. On December 12, 2000, the Company filed an IND for trospium and expects to conduct its safety study in the second quarter of fiscal 2001. Assuming positive results from this study, the Company expects to begin its Phase 3 trial in fiscal 2001.

  Licensing and Proprietary Rights: In November 1999, the Company licensed exclusive U.S. rights from Madaus AG ("Madaus") to market trospium (the "Madaus Agreement"). In exchange, the Company agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. Interneuron is responsible for all clinical development and regulatory activities and costs related to the compound in the U.S. There are no existing U.S. patents covering the use of orally-administered trospium to treat overactive bladder. The Company expects to rely on the provisions of the Waxman-Hatch Act to obtain a period of market exclusivity in the U.S., if the FDA approves trospium in the U.S. for the intended indication. The Madaus Agreement includes a license of the know-how relating to the European clinical trials of trospium. See "Patents and Proprietary Rights--Trospium" and "Government Regulation."

  Madaus Development: The current clinical database for trospium includes over 2,200 subjects and patients (over 1,300 treated with active drug). The database comprises two double-blind, placebo-controlled dose-ranging studies, five double-blind, placebo-controlled studies, one of which included an active-controlled treatment arm, and several comparative trials, one of which was a long-term comparative 52-week study on safety, tolerability, and efficacy. Many of these studies assessed the relative efficacy of trospium on urodynamic measurements such as bladder capacity and compliance, maximum detrusor pressure, and residual urine, in addition to micturition diary data. In addition to this clinical database, over 8,000 patients have been followed in post-marketing trials. To supplement the clinical database, Interneuron will also utilize Madaus' extensive pharmacology, toxicology and pharmacokinetic studies, including acute, subacute, chronic, carcinogenicity, genotoxicity, and reproduction studies, as well as numerous pre-clinical and clinical biopharmaceutic studies.

                                  CITICOLINE

  General: Citicoline is under development as a treatment for ischemic stroke. An ischemic stroke occurs when brain tissue dies or is severely damaged as the result of interrupted blood flow caused by a clogged artery which deprives an area of the brain of blood and oxygen, commonly known as an infarct. This loss of blood flow and oxygen causes, among other events, a breakdown of brain cell membranes, and places the surrounding tissue, the penumbra, at risk for death, leading to an extension of the size of infarct believed to result from the release and oxidation of such compounds as free fatty acids. This release is likely caused in part by the inappropriate release of glutamate and other neurotransmitters.

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

  Takeda Agreement: In December 1999, the Company entered into the Takeda Agreement under which the Company licensed to Takeda exclusive rights to commercialize citicoline in the U.S. and Canada. Under the Takeda Agreement, the Company received $13,000,000 in licensing and other payments and was entitled to receive up to $60,000,000 in payments contingent upon the achievement of regulatory milestones, as well as royalties on net sales. Takeda recently notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. Therefore, the Company has reacquired all rights to this compound. In addition, Takeda has indicated that it will exercise its option under the Takeda Agreement to negotiate a license of another one of the Company's compounds. The Company does not intend to further develop citicoline unless it is able to find another partner to participate in such development. See "Agreements" and "Risk Factors--We may not be able to collaborate with third parties to commercialize certain other products due to the existence of the Takeda option."

  ECCO 2000 Phase 3 Trial: In June 1998, the Company commenced a Phase 3 clinical trial, known as ECCO 2000 (Effects of Citicoline on Clinical Outcome--2000 mg.), with citicoline. This multi-center trial, which included 899 patients with ischemic stroke at more than 170 hospitals in the U.S. and Canada, compared the neurological function of citicoline-treated patients with that of placebo patients at 12 weeks following stroke. Patients were treated with citicoline, 2000 milligrams daily, for six weeks, with a six week follow-up period.

  On January 10, 2000, the Company announced that the ECCO 2000 trial failed to meet its primary endpoint, a measure of improvement in neurological function among patients suffering from moderate to severe ischemic stroke. The pre-specified, primary outcome measurement of the trial was the comparison of the percentages of patients treated with citicoline or placebo who achieved at least a 7-point improvement on the National Institutes of Health Stroke Scale ("NIHSS") scores from baseline to endpoint. Secondary outcomes included additional comparisons of neurological function and infarct volume measurements among citicoline and placebo patients at the end of the study.

  Although improvement in the primary outcome measurement was not achieved, other measures were found to be statistically significant in favor of citicoline. A pre-specified Overall Response Outcome measured by a global test of multiple outcomes had a significantly (p less than or = 0.03) higher odds of a favorable outcome in the citicoline-treated patients than in the placebo group. This statistical test combines correlated outcomes including the Barthel Index (measure of functional outcome), Modified Rankin Scale (measure of global outcome) and NIHSS (measure of neurological function) to measure overall recovery from stroke. While not a pre-specified endpoint, the standard analyses used in stroke research, using the Modified Rankin Scale score of 0 or 1 (full recovery) trended in favor of citicoline at week 1 (p less than or = 0.08) and reached significance (p less than or = 0.03) at Week 12 with 26% of the citicoline-treated patients achieving full recovery as compared to 20% of the placebo-treated patients. Diffusion-weighted MR Imaging was collected in a pre-specified substudy to evaluate the effect of treatment on infarct volume. Citicoline treatment was associated with a significant 1.3% average increase in lesion volume compared to a 30.1% average increase in the placebo group. Though not significant, a reduction in lesion volume from baseline to Week 12 was observed in 67% of citicoline and 54% of placebo-treated patients. In addition, findings from the study indicate that there were no significant adverse safety issues associated with citicoline.

  Regulatory Review: The Company had submitted an NDA for citicoline to the FDA in December 1997. Data in the NDA included the results of two Phase 3 clinical trials conducted by the Company in the U.S., a Japanese Phase 3 clinical trial conducted by Takeda and supportive clinical and post-marketing data from more than 30 countries where citicoline has already been approved. The NDA was accepted for filing and was assigned priority and fast-track review status. However, based on the results of a subsequent 100-patient Phase 3 trial which failed to meet its primary endpoint of reducing infarct size among patients taking citicoline versus those taking placebo, the Company withdrew its NDA in April 1998.

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

  Review of Pivotal Phase 2/3 Trial: Interneuron's initial pivotal study of citicoline in stroke was reported in 1996. Findings from that trial were published in Neurology in July 1997. The Company designates a trial as a Phase 2/3 if it is a well-controlled trial which the Company may utilize, depending upon results, as either a pivotal or supporting trial in an NDA submission.

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

  Manufacturing and Marketing: As a result of Takeda's termination of the Takeda Agreement, and in the event citicoline is further developed, the Company will be dependent upon third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing in accordance with current U.S. Good Manufacturing Practices ("cGMP") regulations, and will be dependent on third parties for the marketing and distribution of citicoline. Supplies of citicoline finished product used for clinical purposes have been produced on a contract basis by third party manufacturers. The Company's license and supply agreement with Ferrer Internacional, S.A. ("Ferrer") dated January 1993 as amended in June 1998 (the "Ferrer Agreement"), requires the purchase from Ferrer of citicoline bulk compound for commercial purposes. If such conditions permit the purchase of bulk compound from a third party, the Company entered into an agreement with a manufacturer to supply citicoline bulk compound for commercial purposes. See "Risk Factors--We will depend on third parties to commercialize our products."

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

  In June 1998, the Company amended the Ferrer Agreement to extend to January 31, 2002 the date upon which Ferrer may terminate the Ferrer Agreement if FDA approval of citicoline is not obtained. The Ferrer Agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and that such approval has not been obtained for reasons beyond the Company's control.

  In September and October 1998, two U.S. patents were granted to the Company relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In June 1998, the Company licensed worldwide rights (outside the U.S. and Canada) to corresponding foreign patent applications to Ferrer. In exchange, the Company will be entitled to royalties from Ferrer on certain exports and sales of the solid oral form of citicoline in certain countries upon its approval in each country in the territory licensed to Ferrer. In February 1999, a third U.S. patent was granted to the Company relating to the use of citicoline in the protection of brain tissue.

  In May 2000, the Company was awarded a U.S. patent, including claims directed to a composition of matter, for a "hyperhydrated" form of citicoline. It is believed that solid forms of citicoline, including tablets, have greater stability when this hyperhydrated form of citicoline is present. The normal term of this patent does not expire until 2018. The Company is also pursuing foreign counterparts of this patent in Canada, China, all European countries subscribing to the European Patent Convention, Hungary, Japan, Mexico and Norway.

  In addition to any proprietary rights provided by such patents, the Company anticipates that citicoline would be entitled to market exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly referred to as the "Waxman-Hatch Act"). See "Agreements" and "Government Regulation."

                                   PRO 2000

  General: PRO 2000 is under development as a topical microbicide to prevent the sexual transmission of HIV and certain other disease-causing viruses and bacteria. HIV infection usually leads to AIDS, a life-threatening impairment of the immune system. The World Health Organization estimates that 4.7 million new adult HIV infections were acquired worldwide in 1999, the majority through heterosexual intercourse. Heterosexual contact has also become the most common route of HIV infection in U.S. women. Other sexually transmitted diseases ("STDs") such as genital herpes, chlamydia and gonorrhea can lead to serious complications, especially in women, and can increase the risk of HIV infection. Based on estimates by The Kaiser Family Foundation and The World Health Organization, there are 15 million new STD cases each year in the U.S. and more than 340 million worldwide. Topical microbicides represent a new class of protective substances that are designed to be applied vaginally before sexual contact. Topical microbicides have the potential to offer an appealing, female-controlled alternative to condoms, the only products currently known to prevent HIV transmission.

  The Company believes that PRO 2000 is ideally suited for use as a topical microbicide. Laboratory studies have shown that the drug is active against HIV, herpes simplex virus, chlamydia and the bacteria that cause gonorrhea. Moreover, in government-sponsored tests, vaginally applied PRO 2000 was shown to be efficacious in a mouse model for genital herpes infection and a monkey model for vaginal HIV infection. The product is also highly stable, odorless and virtually colorless. PRO 2000 differs significantly from nonoxynol-9-containing spermicides, which have failed to provide protection against HIV infection in previous human clinical trials.

  Development Program: In October 2000, dosing and follow-up for a Phase 1/Phase 2 clinical trial of PRO 2000 vaginal gel was completed by the NIH at sites in the U.S. and South Africa. This study was designed to assess safety and acceptability in healthy, sexually active women and HIV-infected, sexually abstinent women. No serious adverse events were reported, and a full analysis of the data is underway. Previous Phase 1 studies conducted in Europe (with support from the Medical Research Council of the United Kingdom) showed a promising safety and acceptability profile for the drug in healthy, sexually abstinent women. Phase 1 studies to evaluate the safety of male exposure are planned for early 2001, and a European Commission-funded Phase 2 safety trial in at-risk African women is scheduled to begin later in the year.

  Licensing and Proprietary Rights: In June 2000, the Company licensed exclusive, worldwide rights from HDCI to develop and market PRO 2000 in exchange for an up-front payment of $500,000, as well as future milestone payments and royalties on net sales. The Company is responsible for all remaining development and commercialization activities for PRO 2000. The Company holds an exclusive license to all intellectual property relating to PRO 2000, including four issued U.S. patents: one covering the composition of matter, two covering the use of PRO 2000 to prevent or treat HIV infection, and one covering the use of PRO 2000 to prevent pregnancy. A similar contraception patent has also issued in South Africa. Composition and use claims are under review in several other territories, including Europe, Canada, and Japan. See "Agreements" and "Patents and Proprietary Rights--PRO 2000."

                       OTHER PRODUCTS UNDER DEVELOPMENT

  The Company is developing or has rights to a number of other products in varying stages of development. These include the following:

  IP 501: During 1997, the Company obtained an option to negotiate an exclusive license to a compound (designated by the Company as IP 501) for the treatment and prevention of cirrhosis of the liver caused by alcohol and hepatitis viruses. The option grants Interneuron the right to negotiate an exclusive license in the United States, Canada, Japan and Korea to an issued U.S. patent and pending Canadian and Japanese counterparts, following Interneuron's review of data from a recently completed government-sponsored Phase 3 clinical trial. Interneuron's rights to this compound are subject to the negotiation and execution of a definitive license agreement on terms to be agreed upon by the parties. This orally-administered compound is being studied in a Phase 3 clinical study sponsored by the Veterans Administration. The trial is complete and the Company is expecting results in the first quarter of calendar 2001. The primary endpoint of the study is improvement in liver histology, or condition, among drug-treated pre-cirrhotic patients compared with placebo patients, as measured by serial liver biopsies. If the trial is successful and the Company is able to conclude a definitive licensing agreement to obtain IP 501, the Company will be required to complete substantial additional development work prior to filing an NDA for the compound. See "Agreements."

  PACAP: In April 1998, Interneuron licensed from Tulane University exclusive worldwide rights to a U.S. patent and U.S. and foreign patent applications owned by Tulane relating to a novel neuropeptide known as PACAP (pituitary adenylate cyclase activating polypeptide). Limited pre-clinical data suggests the potential of PACAP as a treatment for respiratory diseases, diabetes, stroke and other neurodegenerative diseases. The Company is conducting pre-clinical testing with PACAP and, depending upon the results, will determine whether to conduct further studies.

  LidodexNS(TM): In December 1996, the Company entered into an agreement with Endo Pharmaceuticals Holdings Inc., formerly Algos Pharmaceutical Corporation ("Endo"), for the development and commercialization of LidodexNS, a combination of lidocaine and dextromethorphan, which may offer the potential for relief of acute migraine headache through intranasal administration. The Company has conducted and is evaluating certain pre-clinical studies, and is determining whether to proceed with further development of LidodexNS.

  The Company does not have sufficient funds to commercialize any of the foregoing products under development. Depending upon ongoing pre-clinical or clinical test results, the Company may discontinue or defer development of any or all of these potential products or seek a corporate collaboration in which a third party assumes responsibility and funding for drug development, manufacturing and marketing for any or all of them. See "Risk Factors--We will rely on third parties to commercialize our products" and "Our failure to acquire and develop additional product candidates will impair our ability to grow."

                                 SUBSIDIARIES

  In the past, the Company had four subsidiary companies: Progenitor, Inc. ("Progenitor"), Transcell Technologies, Inc. ("Transcell"), InterNutria, Inc. ("InterNutria") and Incara Pharmaceuticals Corporation ("Incara"), formerly Intercardia, Inc. Progenitor discontinued operations in December 1998 and InterNutria discontinued operations in September 1998. Transcell was merged into Incara in May 1998. In July 1999, the Company reduced its ownership of Incara and increased its ownership interest in CPEC LLC ("CPEC"), previously a majority-owned subsidiary of Incara, as described below.

  CPEC: On July 15, 1999, the Company entered into agreements and transactions (the "CPEC Exchange Transactions") that resulted in Interneuron owning 65 percent of CPEC, which was developing BEXTRA(TM) (bucindolol), a non-selective beta-blocker with mild vasodilating properties, for congestive heart failure. In exchange, Interneuron returned to Incara approximately 4.2 million of the
4.5 million shares of Incara common stock owned by Interneuron. As a result of the CPEC Exchange Transactions, the Company and Incara assumed 65 percent and 35 percent, respectively, of CPEC's funding requirements for any future development of BEXTRA in the U.S. and Japan and would be entitled to 65 percent and 35 percent, respectively, of the profits and available cash of CPEC. CPEC does not currently intend to conduct any further development work on BEXTRA.

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

  To the extent the Company enters into collaborative arrangements with pharmaceutical and other companies for the manufacturing or marketing of products, these collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances, and for commercial-scale manufacturing and marketing. These collaborators are expected to be granted exclusive or semi-exclusive rights to sell specific products in exchange for license fees, milestone payments, royalties, equity investments or other financial consideration. Accordingly, the Company will be dependent on such third parties for the manufacturing and marketing of products subject to the collaboration. There can be no assurance the Company will be able to obtain or retain third-party manufacturing and marketing collaborations on acceptable terms, or at all, which may delay or prevent the commercialization of products under development. Such collaborative arrangements could result in lower revenues and profit margins than if the Company marketed a product itself. In the event the Company determines to establish its own manufacturing or marketing capabilities, it would require substantial additional funds. See "Risk Factors--We will rely on third parties to commercialize our products."

  Citicoline: As a result of Takeda's termination of the Takeda Agreement, and in the event citicoline is further developed, the Company will be dependent upon third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing in accordance with cGMP regulations, and will be dependent on third parties for the marketing and distribution of citicoline. Supplies of citicoline finished product used for clinical purposes have been produced on a contract basis by third party manufacturers. The Ferrer Agreement requires the purchase from Ferrer of citicoline bulk compound for commercial purposes. If such conditions permit the purchase of bulk compound from a third party, the Company entered into an agreement with a manufacturer to supply citicoline bulk compound for commercial purposes. See "Risk Factors--We will depend on third parties to commercialize our products."

  Pagoclone: Under the Pfizer Agreement, Pfizer is responsible for the manufacturing and marketing of pagoclone. The Company will be dependent upon Pfizer for manufacturing bulk compound and finished product and packaging in accordance with cGMP regulations, and will be dependent on Pfizer for the marketing and distribution of pagoclone. Any pagoclone manufacturing facilities will be subject to FDA inspections. See "Risk Factors--We will depend on Pfizer to develop, manufacture and market pagoclone."

  Trospium: Under the Madaus Agreement, Interneuron is responsible for all clinical development and regulatory activities and costs related to trospium in the U.S. Interneuron anticipates that Madaus will manufacture the product, provided that it can deliver acceptable product to satisfy the U.S. market requirements. Interneuron has the option to seek a second source supplier to satisfy these requirements in the event that Madaus is unable to do so. Interneuron is responsible for the commercialization and marketing of trospium in the U.S. either independently or through marketing partners.

  PRO 2000: The Company is responsible for providing adequate amounts of PRO 2000 for use in government-sponsored clinical trials. It will be dependent upon third-party contractors for the manufacture and delivery of these supplies in accordance with cGMP regulations. The Company intends to seek a partner for commercial manufacture, marketing and distribution of the product.

                                  COMPETITION

  General: The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical companies and specialized biotechnology companies, are engaged in marketing or development of products and therapies similar to those being pursued by the Company. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and significantly greater experience in conducting clinical trials and other regulatory approval procedures and manufacturing and marketing pharmaceutical products than the Company. In the event the Company or its licensees market any products, they will compete with companies with well-established distribution networks and market position. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in the Company's competitors.

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

  Colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with those of the Company. In addition, these institutions may compete with the Company in recruiting qualified scientific personnel. The Company expects technological developments in its fields of product development to occur at a rapid rate and expects competition to intensify as advances in these fields are made. See "Risk Factors--Our products may be unable to compete successfully with other products."

  Pagoclone: Current pharmacological treatments for anxiety and panic disorders generally include benzodiazepines, such as Valium and Xanax, serotonin agonists such as BuSpar, and selective serotonin reuptake inhibitors such as Paxil, Zoloft, Prozac, and Effexor. Traditional side effects seen with these classes of anti-anxiety drugs include sedation, lack of mental acuity, withdrawal and rebound anxiety related to the benzodiazepine class of drugs, and agitation, insomnia and sexual dysfunction related to serotonin reuptake inhibitors. The results of the Company's Phase 2/3 trial including 277 patients indicated that pagoclone was well tolerated, with no evidence of sedation and no apparent withdrawal symptoms. In addition, the Company is aware of competitors which market certain prescription drugs for indications other than anxiety who are planning to seek an expansion of labeling to include anxiety as an indication. The Company is aware that other companies are developing compounds for anxiety that are in pre-clinical or clinical development.

  Trospium: Current therapy for overactive bladder includes anticholinergics, such as Detrol by Pharmacia & Upjohn Company, Inc. and Ditropan and Ditropan XL by ALZA Corporation. In addition, the Company is aware of other companies evaluating in pre-clinical and clinical development specific antimuscaranics and antispasmodics for overactive bladder. Pre-clinical data with trospium suggests that it does not enter the central nervous system and thus may have a side effect profile preferable to currently available agents. In addition, clinical data and commercial experience reflect favorable efficacy and safety profiles.

  Citicoline: Activase, marketed by Genentech, Inc. for the treatment of acute ischemic stroke within three hours of symptom onset, is the first therapy to be indicated for the management of stroke. Activase is a genetically engineered version of the naturally occurring tissue plasminogen activator (t-
PA). The Company is aware of certain drugs under development for stroke that did not achieve positive results in announced clinical trials and other drugs under development for stroke that are currently in clinical trials, including clomethiazole by AstraZeneca Pharmaceuticals, Gavestinel by Glaxo Wellcome plc, Ancrod by BASF Pharma/Knoll AG, ReoPro by Lilly Research Laboratories/Centocor, Inc., BMS204352 by Bristol-Myers Squibb Company, pro-urokinase by Abbott Laboratories, Repinotan by Bayer and LeukArrest by ICOS Corp.

  PRO 2000: No comparable product to prevent sexually transmitted infections has been approved for use in the U.S., Europe or Japan. Marketed vaginal spermicides containing the detergent nonoxynol-9 have been found to be ineffective at reducing HIV transmission, and may actually increase the risk of infection. Approximately 60 new substances are being evaluated for this indication, but the Company believes only a few have reached the stage of development of PRO 2000. These include BufferGel by Reprotect, LLC, Savvy by Biosyn, Inc., Emmelle by ML Laboratories, PLC, Carraguard by The Population Council, and cellulose sulfate gel by The CONRAD Program.

                                  AGREEMENTS

  Pagoclone: In December 1999, the Company entered into an agreement with the Warner-Lambert Company (now Pfizer) under which the Company licensed to Pfizer exclusive, worldwide rights to develop and commercialize pagoclone. To date under the Pfizer Agreement, the Company has received $16,750,000, including an up-front payment of $13,750,000, and is entitled to receive up to an additional $57,000,000 in payments contingent upon the achievement of clinical and regulatory milestones, as well as royalties on net sales. Under the Pfizer Agreement, Pfizer is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis. Pfizer has the right to terminate the Pfizer Agreement on not less than six months written notice to Interneuron and in certain other circumstances. The parties have also agreed to indemnify one another under certain circumstances.

  In February 1994, the Company licensed from Aventis exclusive, worldwide rights for the manufacture, use and sale of pagoclone under patent rights and know-how related to the drug, except that Interneuron granted Aventis an option to sublicense from Interneuron, under certain conditions, rights to market pagoclone in France. In exchange, the Company paid Aventis a license fee and agreed to make milestone payments based on clinical and regulatory developments, and to pay royalties based on net sales. This license agreement may be terminated in certain circumstances such as material breach or insolvency. Unless earlier terminated, the license ends with respect to each country in the territory upon the expiration of the last to expire applicable patent in that country. The Company agreed to conduct at its expense and be responsible for all clinical trials with respect to pagoclone and all related products for use in clinical trials. The license grants the Company the right to grant sublicenses on a worldwide basis, subject to Aventis' written approval of the sublicensee, which approval shall not be unreasonably withheld. In connection with the Pfizer Agreement, Aventis consented to the sublicense to Pfizer and Interneuron and Aventis amended certain provisions of the agreement between Aventis and Interneuron. In connection with Aventis' consent, Interneuron agreed that in the event Aventis exercises its option to sublicense pagoclone in France, Interneuron has an obligation to supply Aventis with all of its requirements for pagoclone, and Pfizer has agreed to assume such obligation as long as the Pfizer Agreement remains in effect. Interneuron agreed to indemnify Aventis against claims and other damages resulting from the testing, manufacture, use and sale of pagoclone and is required to maintain product liability insurance.

  Trospium: In November 1999, the Company entered into the Madaus Agreement under which it licensed from Madaus exclusive U.S. rights to develop and market trospium, an orally-administered prescription drug product currently marketed as a treatment for overactive bladder in Europe. In exchange, the Company has agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. Interneuron is responsible for all clinical development and regulatory activities and costs related to the compound in the United States. Pursuant to the Madaus Agreement, Madaus is required to manufacture the product, provided certain conditions are met.

  Citicoline: In December 1999, the Company entered into the Takeda Agreement under which the Company licensed to Takeda exclusive rights to commercialize citicoline in the U.S. and Canada. Under the Takeda Agreement, the Company received $13,000,000 in licensing and other payments, and was entitled to receive up to $60,000,000 in payments contingent upon the achievement of regulatory milestones in the U.S. and Canada, as well as royalties on net sales.

  Takeda recently notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. Therefore, the Company has reacquired all rights to this compound. Takeda has indicated that it will exercise its option under the Takeda Agreement to negotiate a license in the U.S. and Canada for a back-up compound from the Company. The compounds which are currently available for consideration by Takeda are IP 501, PRO 2000, PACAP, and LidodexNS. Takeda shall have until April 1, 2001 (the "Negotiation Period") to evaluate and select a back-up compound and to negotiate the terms of a license agreement with respect to such compound with the Company. In the event that the parties are unable to enter into a license agreement upon completion of the Negotiation Period, for a period of six months following the end of the Negotiation Period, the Company may not offer the compound selected by Takeda to any other party on terms more favorable than those offered to Takeda without first re-offering such compound to Takeda on such new terms. "See Risk Factors--We may not be able to collaborate with third parties to commercialize certain other products due to the existence of the Takeda option."

  The Company granted to Takeda a security interest in its patents relating to citicoline, and in the event Takeda licenses a back-up compound, the Company agreed to grant Takeda a security interest in the patents relating to such back-up compound. The security interest would be released if the Company achieves certain financial criteria.

  In January 1993, the Company entered into the Ferrer Agreement, granting the Company the exclusive right to make, use and sell any products or processes developed under patent rights relating to certain uses of citicoline in exchange for an up-front license fee and royalties based on sales. The Company's license includes patent and know-how rights in the U.S. and know-how rights in Canada, and is for a period co-extensive with Ferrer's license from the Massachusetts Institute of Technology ("MIT"). The Ferrer Agreement provides that Ferrer may terminate the agreement under certain circumstances, including the insolvency or bankruptcy of Interneuron, in the event more than 50% of the ownership of Interneuron is transferred to a non-affiliated third party or in the event FDA approval of citicoline is not obtained by January 31, 2002. The Ferrer Agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control. The Ferrer Agreement requires Interneuron to use diligent efforts to obtain regulatory approval.

  In June 1998, the Company licensed to Ferrer worldwide rights, except in the U.S. and Canada, to the Company's patent rights relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In exchange, the Company will be entitled to royalties from Ferrer on certain exports to, and sales of, the solid oral form of citicoline in certain countries upon its approval in each country. See "Patents and Proprietary Rights--Citicoline."

  PRO 2000: In June 2000, the Company licensed exclusive worldwide rights from HDCI to develop and market PRO 2000, a candidate topical microbicide used to prevent infection by HIV and other sexually transmitted pathogens, in exchange for an up front payment of $500,000, future milestone payments, and royalties on net sales. The Company is responsible for all remaining development and commercialization activities for PRO 2000.

  IP 501: In March 1997, the Company obtained an option to negotiate an exclusive license to a compound (designated by the Company as IP 501) for the treatment and prevention of cirrhosis of the liver caused by alcohol and hepatitis viruses from Dr. Charles S. Lieber. The option grants Interneuron the right to negotiate an exclusive license in the United States, Canada, Japan and Korea, to an issued U.S. patent and pending Canadian and Japanese counterparts, following Interneuron's review of data from a recently completed government-sponsored Phase 3 clinical trial. Interneuron's rights to this compound are subject to the negotiation and execution of a definitive license agreement on terms to be agreed upon by the parties. Dr. Lieber has the right to terminate the option agreement on the earlier of March 9, 2001 or 90 days from the date that final results of the Phase 3 trial are received by Interneuron.

  PACAP: In April 1998, the Company licensed from Tulane University exclusive, worldwide rights to a U.S. patent and U.S. and foreign patent applications owned by Tulane relating to a novel neuropeptide, known as PACAP (pituitary adenylate cyclase activating polypeptide). Limited pre-clinical data suggests the potential of PACAP as a treatment for respiratory diseases, diabetes, stroke and other neurodegenerative diseases. Under terms of the license, the Company paid Tulane an up-front licensing fee, and agreed to fund research over a two-year period, make additional payments based on the achievement of clinical and regulatory review milestones and to pay Tulane royalties on net sales of any product developed from this program.

  LidodexNS: In December 1996, the Company entered into an agreement with Endo for the development and commercialization of a combination pharmacological product known as LidodexNS, which may offer the potential for relief of acute migraine headache through intranasal administration. The agreement establishes a multi-stage development collaboration between Endo and Interneuron and licenses to Interneuron rights, co-exclusive with Endo, to manufacture and market the combined agent. This collaboration will include certain pre-clinical studies, clinical trials and regulatory review activities overseen by a joint steering committee. The companies agreed to share in the marketing and profits of LidodexNS.

  Sarafem: In June 1997, the Company licensed to Lilly worldwide, exclusive rights to Interneuron's patents for the use of fluoxetine to treat certain conditions and symptoms associated with PMS (the "Lilly Agreement"). In July 2000, Lilly received approval for fluoxetine to treat PMDD and has begun marketing the drug under the trade name Sarafem. The Lilly Agreement provides for milestone payments and royalties based on net sales in the United States. The maximum aggregate royalty payments to Interneuron in any calendar year ranges from approximately three to five million dollars and are conditioned upon the achievement of net sales in the United States above an annually escalating baseline. Royalties to the Company will terminate at the end of the first two consecutive quarters in which 70% or less of total Prozac prescriptions are "dispensed as written." Based on a recent federal court of appeals ruling, Lilly's composition of matter patent on fluoxetine will expire in the summer of 2001. Lilly has announced their intention to appeal the decision. If Lilly's appeal is not successful, potential royalty payments to the Company under the Lilly Agreement may expire in early 2002. The patent rights to the use of fluoxetine in treating PMS are licensed by the Company from MIT. MIT is entitled to a portion of all payments, including royalties, made to Interneuron by Lilly.

Redux Agreements (See Item 3. Legal Proceedings.)

  Servier Agreements: In February 1990, the Company and Les Labortoires Servier ("Servier") entered into agreements, subsequently amended (the "Servier Agreements"), granting the Company an exclusive right to market dexfenfluramine in the U.S. to treat obesity associated with abnormal carbohydrate craving. The agreements provide for royalties on net sales, with certain required minimum royalties. Servier has the right to terminate the license agreement upon the occurrence of certain events. Interneuron agreed to indemnify Servier under certain circumstances and Interneuron was required to name Servier as an additional insured on its product liability insurance policies. See "Risk Factors--The outcome of the Redux litigation could materially harm us" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Effective June 1996, the Company entered into a three-year copromotion agreement with Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), an AHP company (the "Copromotion Agreement"). The Copromotion Agreement provided for Interneuron to promote Redux to certain diabetologists, endocrinologists, bariatricians and weight management specialists, subject to certain restrictions, and receive payments from AHP for a portion of the Company's actual costs. Interneuron was also entitled to varying percentages of profit derived from sales generated by its sales force, after deducting certain costs.

  Under the AHP Agreements, under certain circumstances, the Company is required to indemnify AHP, and the Company is entitled to indemnification by AHP against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally relates to the activities and responsibilities of each company. See "Risk Factors--The outcome of the Redux litigation could materially harm us."

  Boehringer: In November 1995, the Company entered into a manufacturing agreement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") under which Boehringer agreed to supply, and the Company agreed to purchase, all of the Company's requirements for Redux capsules. The contract contained certain minimum purchase, insurance and indemnification commitments by the Company and required conformance by Boehringer to the FDA's Good Manufacturing Practices regulations.

                        PATENTS AND PROPRIETARY RIGHTS

  Pagoclone: Interneuron licensed from Aventis rights under U.S. and foreign patents and patent applications covering compositions of matter, processes, and metabolites of pagoclone. A U.S. composition of matter patent was issued in October 1990 and four related U.S. patents were issued in February and March 1996 and February and October 1997. Interneuron sublicensed to Pfizer worldwide rights to these patents.

  Trospium: The compound trospium is not covered by a composition of matter patent. Along with know how, Interneuron licensed from Madaus two U.S. patents, one of which relates to a process for manufacturing trospium and the other relates to the use of trospium to treat certain asthmatic conditions. These patents were issued in August 1989 and October 1988, respectively. The commercialization of trospium by the Company will not utilize these patents, and the Company intends to rely on the provisions of the Waxman-Hatch Act to obtain a period of market exclusivity in the U.S., if the FDA approves trospium in the U.S. for the intended indication, although there is no assurance that market exclusivity will be granted. The Waxman-Hatch Act establishes a period of time from the date of FDA approval of certain new drug applications during which the FDA may not accept or approve short-form applications for generic versions of the drug from other sponsors, although it may accept or approve long-form applications (that is, another NDA supported by pivotal studies) for such drug. The applicable period is five years in the case of drugs containing an active ingredient not previously approved.

  Citicoline: The compound citicoline is not covered by a composition of matter patent. Pursuant to the Ferrer Agreement, Interneuron licensed from Ferrer a U.S. patent covering the administration of citicoline to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine, which expires in 2003. As described in the licensed patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuro-muscular disorders and post-stroke rehabilitation. Although the claim of the licensed patent is broadly directed to the treatment of inadequate release of brain acetylcholine, there can be no assurance this patent will afford protection against competitors of citicoline to treat ischemic stroke.

  U.S. patents were issued to Interneuron in September and October 1998 and in February 1999 relating to use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. The Company licensed worldwide rights to these patents to Ferrer, except in the U.S. and Canada, in exchange for which the Company will be entitled to royalties from Ferrer on certain exports and sales of the solid oral form of citicoline in certain countries upon its approval in each country. Additional domestic and international patent applications have been filed by the Company.

  In addition to any proprietary rights provided by these patents, the Company intends to rely on the provisions of the Waxman-Hatch Act to obtain a period of marketing exclusivity in the U.S., if the FDA approves citicoline for marketing in the U.S., although there is no assurance market exclusivity will be granted. See "Risk Factors--We may depend on market exclusivity for trospium and other products."

  In May 2000, the Company was awarded a U.S. patent, including claims directed to a composition of matter, for a "hyperhydrated" form of citicoline. It is believed that solid forms of citicoline, including tablets, have greater stability when this hyperhydrated form of citicoline is present. The normal term of this patent does not expire until 2018. The Company is also pursuing foreign counterparts of this patent in Canada, China, all European countries subscribing to the European Patent Convention, Hungary, Japan, Mexico and Norway.

  PRO 2000: The Company holds an exclusive license to all intellectual property relating to PRO 2000, including four issued U.S. patents: one covering the composition of matter, two covering the use of PRO 2000 to prevent or treat HIV infection, and one covering the use of PRO 2000 to prevent pregnancy. A similar contraception patent has also issued in South Africa. Composition and use claims are under review in several other territories, including Europe, Canada, and Japan.

  IP 501: Interneuron has an option to negotiate an exclusive license to a U.S. patent issued on February 8, 1994, relating to a phospholipid found in lecithin (IP 501). Three claims of this patent relate to methods of preventing or treating liver cirrhosis in mammals by administering an effective amount of the compound. Japanese and Canadian counterparts are pending.

  PACAP: Under its agreement with Tulane University, the Company has rights under a U. S. patent and patent applications, owned by Tulane or co-owned by Tulane and Takeda, which are directed to PACAP polypeptides, their compositions and methods of use for the treatment or prevention of brain damage. The Company also has rights under a number of European, Canadian and Japanese counterparts of these domestic patents and patent applications, which counterparts were filed generally in 1990.

  General: There can be no assurance that patent applications filed by the Company or others, in which the Company has an interest as assignee, licensee or prospective licensee, will result in patents being issued or that, if issued, any of such patents will afford protection against competitors with similar technology or products, or could not be circumvented or challenged. In addition, certain products the Company is developing are not covered by any patents and, accordingly, the Company will be dependent on obtaining market exclusively under the Waxman-Hatch Act for such products. If the Company is unable to obtain strong proprietary rights protection of its products after obtaining regulatory clearance, competitors may be able to market competing generic products by obtaining regulatory clearance, by demonstrating equivalency to the Company's product, without being required to conduct the lengthy clinical tests required of the Company. Certain of the Company's agreements provide for reduced royalties in the event of generic competition. See "Risk Factors--We may depend on market exclusivity for trospium and other products."

  The products being developed by the Company may conflict with patents which have been or may be granted to competitors, universities or others. Third parties could bring legal actions against the Company claiming patent infringement and seeking damages or to enjoin manufacturing and marketing of the affected product or the use of a process for the manufacture of such products. If any such actions are successful, in addition to any potential liability for damages and attorneys fees in certain cases, the Company could be required to obtain a license, which may not be available, in order to continue to manufacture or market the affected product or use the affected process. The Company also relies upon unpatented proprietary technology and may determine in some cases that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurance can be made that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or disclose such technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. The Company may also conduct research on other pharmaceutical compounds or technologies, the rights to which may be held by, or be subject to, patent rights of third parties. Accordingly, if products based on such technologies are commercialized, such commercial activities may infringe such patents or other rights which would require the Company to obtain a license to such patents or other rights. See "Risk Factors--We have limited patent protection on our products."

                             GOVERNMENT REGULATION

  Therapeutics: The Company's products will require, prior to commercialization, regulatory clearance by the FDA and by comparable agencies in most foreign countries. The nature and extent of regulation differs with respect to different products. In order to test, produce and market certain therapeutic products in the United States, mandatory procedures and safety standards, approval processes, and manufacturing and marketing practices established by the FDA must be satisfied.

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

  Even after initial FDA or foreign health authority approval has been obtained, further studies, including Phase 4 post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or foreign regulatory authority will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, an application seeking approval of such changes may be required to be submitted to the FDA or foreign regulatory authority. See "Risk Factors--If we fail to comply with government regulations it could negatively affect our business."

  Patent Term Extension and Market Exclusivity: Under the Waxman-Hatch Act, a patent which claims a product, use or method of manufacture covering drugs and certain other products may be extended for up to five years to compensate the patent holder for a portion of the time required for development and FDA review of the product. The Waxman-Hatch Act also establishes periods of market exclusivity, which are various periods of time following approval of a drug during which the FDA may not approve, or in certain cases even accept, applications for certain similar or identical drugs from other sponsors unless those sponsors provide their own safety and effectiveness data.

  The Company believes that citicoline may be entitled to patent extension and that trospium and citicoline may be entitled to five years of market exclusivity under the Waxman-Hatch Act. However, there can be no assurance that the Company will be able to take advantage of either the patent term extension or marketing exclusivity provisions or that other parties will not challenge the Company's rights to such patent extension or market exclusivity.

  Other: The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, the Federal Trade Commission Act, and other federal and state statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of drug, biological, medical device and food products. Noncompliance with applicable requirements can result in, among other things, fines, recall or seizure of products, refusal to permit products to be imported into the U.S., refusal of the government to approve product approval applications or to allow Interneuron to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution. The FDA may also assess civil penalties for violations of the Federal Food, Drug, and Cosmetic Act involving medical devices. The Federal Trade Commission may assess civil penalties for violations of the requirement to rely upon a "reasonable basis" for advertising claims for non-prescription and food products.

               REDUX WITHDRAWAL (See Item 3. Legal Proceedings)

  On September 15, 1997, the Company announced a market withdrawal of its first prescription product, the weight loss medication Redux (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by AHP, the Company's licensee, in June 1996. Since the withdrawal of Redux, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions, some of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. To date, there have been no judgments against the Company, nor has Interneuron paid any amounts in settlement of any of these claims. Following the dismissal and the anticipated dismissal of Interneuron as a defendant in certain cases, the Company estimates that there will be approximately 2,300 active cases. In January 2000, the Company filed suit against AHP for fraud, misrepresentation and breach of contract seeking unspecified but substantial damages. For a more detailed description of the background and current status of the Company's legal proceedings regarding Redux, see Item 3. Legal Proceedings.

  Background; Regulatory Approval, Labeling and Safety Issues: Redux (dexfenfluramine) is chemically related to Pondimin (fenfluramine). Fenfluramine is a drug made up of two mirror-image halves--a "right-handed" half (d-isomer) and "left-handed" half (l-isomer)--and dexfenfluramine is the right-handed isomer of fenfluramine (the left-handed half is "levofenfluramine"). Dexfenfluramine alone is a separate drug from the combined dexfenfluramine/levofenfluramine molecule that is fenfluramine.

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

  The withdrawal of Redux was based on a preliminary analysis by the FDA of potential abnormal echocardiogram findings associated with certain patients taking Redux or the combination of fenfluramine with phentermine. These observations, presented to the Company in September 1997, indicated an incidence of approximately 30%. Although these observations reflected a preliminary analysis of pooled information and were difficult to evaluate because of the absence of matched controls and pretreatment baseline data for these patients, the Company believed it was prudent, in light of this information, to have withdrawn Redux from the market.

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

  Interneuron Sponsored Clinical Study: Preliminary results of a blinded, matched control group, multi-center clinical study sponsored by the Company and presented on November 10, 1998 at the Scientific Sessions of the American Heart Association showed a low overall incidence of FDA-defined cardiac valve abnormalities among 223 patients who took Redux for three months or longer when compared to 189 individuals who had not taken Redux. Final results were published in the November 23, 1999 issue of Circulation. No severe and very few moderate cases of valvular regurgitation were found in either Redux patients or non-Redux subjects. The incidence of cardiac valve abnormalities among Redux patients reported in this study, although statistically significant, was far less than some previously reported estimates.

  The average duration of Redux use among all Redux patients in this study was approximately seven months. The study was designed to evaluate the impact of long-term use of Redux alone upon the incidence of cardiac valve disease as defined by the FDA. Market research data indicates that more than 80% of patients who were prescribed Redux in the U.S. received drug therapy for 90 days or less and only approximately 6.5% of patients took Redux for six months or more.

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

  When the time from discontinuation of Redux treatment to echocardiogram was analyzed, there was a statistically significant difference in regurgitation rates in Redux patients versus controls for the less than 8.3 month group but not the greater than 8.3 month group, possibly indicating decreased prevalence over time after discontinuation. There was a significant interaction between Redux treatment and blood pressure at the time of echocardiogram, resulting in an increased prevalence of aortic regurgitation with higher blood pressure. This interaction did not exist for the control group. The Redux patients and controls had similar blood pressures at baseline, but the Redux patients had significantly higher post-echocardiogram blood pressures than did the controls. Finally, concomitant use of a drug with MAO (monoamine oxidase) inhibitory properties may be a factor contributing to the occurrence of regurgitation. Such drugs were contraindicated with the use of Redux.

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

  Patents and Proprietary Rights: The Servier Agreements granted the Company an exclusive license to sell dexfenfluramine in the U.S. under a patent covering the use of dexfenfluramine to treat abnormal carbohydrate craving, which was sublicensed by the Company to AHP. Use of dexfenfluramine for the treatment of abnormal carbohydrate craving was patented by Drs. Richard Wurtman and Judith Wurtman. Dr. Richard Wurtman was a consultant to and a director of Interneuron. This use patent was assigned to MIT and licensed by MIT to Servier, and pursuant to the Servier Agreements, was licensed to the Company.

                                   EMPLOYEES

  As of September 30, 2000, Interneuron had 18 full-time employees. None of the Company's employees is represented by a labor union and Interneuron believes its employee relations are satisfactory. The Company is highly dependent upon certain key personnel and believes its future success will depend in large part on its ability to retain such individuals and attract other highly skilled management, marketing and scientific personnel. See "Risk Factors--We depend upon key personnel and consultants."

ITEM 2. Properties

  The Company leases an aggregate of approximately 22,800 square feet of office space in Lexington, MA. The lease expires in April 2002 and provides for annual rent of approximately $387,000. The Company has guaranteed certain of Incara's lease obligations. See Note F of Notes to Consolidated Financial Statements.

ITEM 3. Legal Proceedings (See "Business--Redux Withdrawal")

  Product Liability Litigation: Subsequent to the market withdrawal of Redux in September 1997, the Company has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiffs' allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen-phen"), causes, among other things, PPH, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. To date, there have been no judgments against the Company, nor has Interneuron paid any amounts in settlement of any of these claims. Following the dismissal and the anticipated dismissal of Interneuron as a defendant in certain cases, the Company estimates that there will be approximately 2,300 active cases.

  Rejected Settlement: On September 27, 1999, the Company announced that the U.S. District Court for the Eastern District of Pennsylvania (the "District Court") rejected a proposed agreement among the Company and the Plaintiffs Management Committee ("PMC") in the Multidistrict Litigation to settle all product liability litigation and claims against the Company related to Redux. The District Court found that the proposed settlement did not meet the requirements for limited fund class actions, as described by the Supreme Court in its June 23, 1999 decision in Ortiz v. Fibreboard Corp. ("Ortiz"). The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling and on April 13, 2000 moved to dismiss such petition. The motion was granted on April 25, 2000. As a result of the District Court's rejection of the proposed settlement agreement, the ongoing Redux-related litigation is proceeding against the Company.

  On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP product liability litigation related to Redux and Pondimin. The Company is not a released party under this settlement.

  Interpleader Litigation: On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed interpleader actions against Servier and the Company in the District Court. Product liability insurance policies issued in three tiers by the insurers to the Company have an aggregate limit of $40,000,000. The insurers alleged that the Company asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation, and Servier, as an additional insured under these policies, asserted its right to claim against these policies. The insurers deposited the available proceeds up to the limits of their policies (the "Deposited Funds") which are subject to ongoing claims by the Company and Servier into the registry of the District Court. In October 2000, the District Court dismissed the interpleader actions and has issued or is expected to issue orders to return the Deposited Funds to the insurance companies. In January 2000, the Company commenced paying legal bills associated with the Redux litigation out of its own funds. It is expected that the insurance companies will resume paying the Company's litigation expenses and reimburse the Company for litigation expenses previously paid by the Company.

  Complaint Against AHP: On January 24, 2000, the Company announced it has filed a complaint against AHP in the Superior Court of the Commonwealth of Massachusetts. The complaint seeks unspecified but substantial damages and attorneys' fees pursuant to common and statutory law for AHP's knowing and willful deceptive acts and practices, fraud and misrepresentations and breach of contract. AHP has filed an answer to such complaint. The Company cannot predict its costs relative to this litigation or the duration or the outcome of the proceedings.

  Securities Litigation Settlement: The Company and certain present or former directors and/or officers of the Company were named as defendants in several lawsuits, purporting to be class actions, filed in the Massachusetts Federal Court by alleged purchasers of the Company's Common Stock, claiming violation of the federal securities laws. On February 2, 2000, the Massachusetts Federal Court entered the Final Judgment, which, among other things, granted final judgment to and an approval of the settlement of the lawsuits on a class-wide basis, covering a class period of March 24, 1997 to July 8, 1997. No appeal was taken from the Final Judgment. The settlement amount was entirely funded by insurance proceeds.

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

  Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to be required to devote significant management time and resources to these legal actions. In the absence of a settlement and in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. Even if a settlement is reached, the terms of such settlement may include cash and/or the issuance of the Company's securities, which may materially adversely affect the Company's financial condition and results of operations and result in dilution to the Company's stockholders. The uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors --The outcome of the Redux litigation could materially harm us" and Note G of Notes to Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

                              EXECUTIVE OFFICERS

  The following table sets forth the names and positions of the executive officers of the Company:

Name                      Age Position
----                      --- --------
Glenn L. Cooper, M.D. ..   47 President, Chief Executive Officer and Chairman
Mark S. Butler..........   54 Executive Vice President, Chief Administrative Officer
                              and General Counsel
Michael W. Rogers.......   40 Executive Vice President, Chief Financial Officer and Treasurer
Bobby W. Sandage, Jr.,     47 Executive Vice President, Research and Development
 Ph.D. .................      and Chief Scientific Officer

  Glenn L. Cooper, M.D. has been President, Chief Executive Officer and a director of the Company since May 1993 and Chairman since January 2000. Dr. Cooper was also Progenitor's President and Chief Executive Officer from September 1992 to June 1994. Prior to joining Progenitor, Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx Pharmaceuticals Corporation from August 1990. Dr. Cooper had been associated with Eli Lilly since 1985, most recently, from June 1987 to July 1990, as Director, Clinical Research, Europe, of Lilly Research Center Limited; from October 1986 to May 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from June 1985 to September 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories. Dr. Cooper is a director and Vice Chairman of Proneuron Biotechnologies, Inc., a private Israeli-based biotechnology company. Dr. Cooper received his M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and received his A.B. from Harvard College.

  Mark S. Butler joined the Company in December 1993 as Senior Vice President and, in December 1995, was appointed Executive Vice President, Chief Administrative Officer and General Counsel. Prior to joining the Company, Mr. Butler was associated with the Warner-Lambert Company since 1979, serving as Vice President, Associate General Counsel since 1990, as Associate General Counsel from 1987 to 1990, Assistant General Counsel from 1985 to 1987 and in various other legal positions from 1979 to 1985. From 1975 to 1979, Mr. Butler was an attorney with the law firm of Shearman & Sterling.

  Michael W. Rogers joined the Company in February 1999 as Executive Vice President, Chief Financial Officer and Treasurer. From February 1998 to December 1998, Mr. Rogers was Executive Vice President and Chief Financial and Corporate Development Officer at Advanced Health Corporation, a publicly-traded health care information technology company. From July 1995 to November 1997, he was Vice President, Chief Financial Officer and Treasurer of AutoImmune, Inc., a publicly-traded biopharmaceutical company. From July 1994 to July 1995, Mr. Rogers was Vice President, Investment Banking at Lehman Brothers, Inc. From 1990 to 1994, he was associated with PaineWebber, Inc., serving most recently as Vice President, Investment Banking Division.

  Bobby W. Sandage, Jr., Ph.D. joined the Company in November 1991 as Vice President--Medical and Scientific Affairs and was appointed Vice President-- Research and Development in February 1993, Senior Vice President--Research and Development in February 1994 and Executive Vice President, Research and Development and Chief Scientific Officer in December 1995. From February 1989 to November 1991 he was Associate Director, Project Management for the Cardiovascular Research and Development division of DuPont Merck Pharmaceutical Company. From May 1985 to February 1989 he was affiliated with the Medical Department of DuPont Critical Care, most recently as associate medical director, medical development. Dr. Sandage is an adjunct professor in the Department of Pharmacology at the Massachusetts College of Pharmacy. Dr. Sandage received his Ph.D. in Clinical Pharmacy from Purdue University and his B.S. in Pharmacy from the University of Arkansas.

     COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934.

  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, there were no reports required under Section 16(a) of the Securities Exchange Act of 1934 which were not timely filed during fiscal 2000.

                                 RISK FACTORS

  The following factors should be reviewed carefully, in conjunction with the other information in this Report and the Company's consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Report and presented elsewhere by Company management from time to time. See "Part I--Note Regarding Forward-Looking Statements."

The outcome of the Redux litigation could materially harm us.

  On September 15, 1997, we announced a market withdrawal of our first prescription product, the weight loss medication Redux (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by AHP, our licensee, in June 1996. Following the withdrawal, we have been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs.

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

We will depend on Pfizer to develop, manufacture and market pagoclone.

  Under the Pfizer Agreement, we do not have control over the development or commercialization of pagoclone. We would be materially adversely affected if Pfizer does not successfully develop pagoclone. We will be dependent on Pfizer to manufacture pagoclone under current cGMP regulations. We will also be dependent on Pfizer for the marketing and distribution of pagoclone.

We will rely on third parties to commercialize our products.

  We require substantial additional funds to complete development of our products and anticipate forming partnerships to manufacture and market our products. We pursue corporate partners to fund development and commercialization of our products. We may not be successful in finding corporate partners or obtaining other financing and, if obtained, the terms of any such arrangements may not be favorable to us. If we are not able to obtain any such corporate partners or financing, development of our products could be delayed or curtailed, which could materially adversely affect our operations and financial condition.

  Any collaborative partners may not be successful in commercializing our products or may terminate their collaborative agreements with us. If we obtain any collaborative arrangements, we will depend on the efforts of these collaborative partners and we will have limited or no control over the development, manufacture and commercialization of the products subject to the collaboration. If certain of our collaborative partners terminate the related agreements or fail to develop, manufacture or commercialize products, we would be materially adversely affected. Because we will generally retain a royalty interest in sales of products licensed to third parties, our revenues may be less than if we marketed products directly.

  Any manufacturing facilities for any of our compounds are subject to FDA inspection both before and after NDA approval to determine compliance with cGMP requirements. Facilities used to produce our compounds may not have complied, or may not be able to maintain compliance, with cGMP. The cGMP regulations are complex and failure to be in compliance could lead to non-approval or delayed approval of the NDA. This would delay product launch or, if approval is obtained, may result in remedial action, penalties and delays in production of material acceptable to the FDA.

Our products are early stage and may not be successful.

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

We rely on the favorable outcome of clinical trials of our products.

  Before obtaining regulatory approval for the commercial sale of any of the pharmaceutical products we are developing, we or our licensees must demonstrate that the product is safe and efficacious for use in each target indication. If clinical trials do not demonstrate the safety and efficacy of certain products under development, we will be materially adversely affected. The results of pre-clinical studies and early clinical trials may not predict results that will be obtained in large-scale testing or use. Clinical trials of products we are developing may not demonstrate the safety and efficacy of such products. Regardless of clinical trial results, the FDA may not approve marketing of the product. A number of companies in the pharmaceutical industry, including the Company, have suffered significant setbacks in advanced clinical trials or have not received FDA approval, even after promising results in earlier trials. We withdrew our NDA for citicoline to treat ischemic stroke after the failure to meet our primary objective in a small Phase 3 clinical study.

We could be materially harmed if our agreements were terminated.

  Our agreements with licensors and licensees generally provide the other party with rights to terminate the agreement, in whole or in part, under certain circumstances. Many of our agreements require us to diligently pursue development of the underlying product or risk loss of the license or incur penalties. Termination of certain agreements could substantially reduce the likelihood of successful commercialization of a particular product. Depending upon the importance to us of the product that is subject to any such agreement, this could materially adversely affect our business. In particular, termination of the Pfizer Agreement would materially adversely affect us. Ferrer has the right to terminate the Ferrer Agreement in the event FDA approval of citicoline is not obtained by January 2002, subject to certain extensions.

Our failure to acquire and develop additional product candidates will impair our ability to grow.

  In order to continue to grow, we must continue to acquire and develop additional compounds. The success of this strategy depends upon our ability to continue to identify, select and acquire compounds that meet the criteria we have established. Indentifying suitable compounds is a lengthy and complex process. In addition, other companies with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of compounds. We may not be able to acquire the rights to additional compounds on terms we find acceptable or at all.

We may not be able to collaborate with third parties to commercialize certain other products due to the existence of the Takeda option.

  Takeda exercised its exclusive option to negotiate a license to another one of our other products, excluding pagoclone and trospium, which may materially adversely affect our ability to collaborate with any third parties other than Takeda. The exclusive option license negotiation period covering all products other than pagoclone and trospium extends until April 1, 2001, and the right of first offer for a compound selected by Takeda prior to April 1, 2001 extends for an additional six months. Our potential inability to enter into licenses or other collaborations during this period could adversely affect our ability to fund development of the products subject to Takeda's option, which could materially affect our operations and financial condition.

We need additional funds in the near future.

  We continue to expend substantial funds for product development activities. We will require additional funds after fiscal 2001. In addition, we may seek additional funds during fiscal 2001 through corporate collaborations or equity or debt financings. We do not have any commitments or arrangements for additional financing.

  Our cash requirements and cash resources will vary significantly depending upon the following principal factors:

  . whether we are successful in defending against our Redux product liability litigation;

  . the timing and amount of defense and indemnity payments in the continuing Redux litigation;

  .  the timing and extent of reimbursement from insurers;

  . whether the company is successful in either in-licensing or out-licensing products; and

  . whether Pfizer is successful in developing pagoclone and the timing of any milestone payments related to the Pfizer Agreement

  As a result of the uncertainties and costs associated with the Redux-related litigation, business development activities, market conditions, and other factors generally affecting our ability to raise additional funds, we may not be able to obtain sufficient additional funds to satisfy cash requirements or may be required to obtain financing on terms that are not favorable to us. This may require us to curtail our operations or delay development of our products.

We have a history of losses and expect losses to continue.

  Through September 30, 2000, we had accumulated net losses since inception of approximately $250,000,000. We expect to have losses and use cash in operating activities. We will be required to conduct significant development and clinical testing activities for the products we are developing. These activities are expected to result in continued operating losses for the foreseeable future. We cannot predict the extent of future losses or the time required to achieve profitability. In addition, payments made by us in connection with product liability litigation would result in significant charges to operations and would materially adversely affect our results of operations and financial condition.

We may not be profitable in the future.

  We may never achieve or sustain profitability in the future. The majority of our revenues had been derived from Redux, which was withdrawn from the market in September 1997. We expect to continue to experience fluctuations in revenue as a result of the timing of regulatory filings or approvals, product launches, license fees, royalties, product shipments, and milestone payments.

We have product liability exposure and insurance uncertainties related to our products.

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

If we fail to comply with government regulations it could negatively affect our business.

  Our research, development and pre-clinical and clinical trial activities and the manufacturing and marketing of our products are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and other countries. The process of obtaining required regulatory approvals for drugs, including conducting pre-clinical and clinical testing, is lengthy, expensive and uncertain. Even after such time and expenditures, we may not obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug's market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product's marketing or withdrawal of the product from the market as well as possible civil or criminal sanctions. We will depend upon the manufacturers of our products to comply with cGMP. We also depend on laboratories and medical institutions conducting pre-clinical studies and clinical trials to maintain both good laboratory and good clinical practices. We may not be able to obtain on a timely basis, or at all, cGMP manufacturers capable of producing product to meet our requirements, which would materially adversely affect our ability to commercialize these products.

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

We may depend on market exclusivity for trospium and other products.

  Assuming regulatory approvals are obtained, our ability to commercialize successfully certain drugs, including trospium, may depend on the availability of market exclusivity or patent extension under the Waxman-Hatch Act. The marketing of trospium could be materially adversely affected if marketing exclusivity or patent extension provisions are not available to us.

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

  . Pagoclone would compete with a number of drugs available and under development to treat anxiety or panic disorders, including serotonergic drugs such as BuSpar, Paxil, Zoloft, Prozac and Effexor and benzodiazepines such as Valium and Xanax.

  . Trospium would compete with other therapies for overactive bladder, including anticholinergics, such as Detrol and Ditropan and Ditropan XL. In addition, we are aware of other companies evaluating specific antimuscaranic and antispasmodics for overactive bladder in pre-clinical and clinical development.

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

  Many companies in the pharmaceutical industry also have substantially greater experience in undertaking pre-clinical and clinical testing of products, obtaining regulatory approvals and manufacturing and marketing products. In addition to competing with universities and other research institutions in the development of products, technologies and processes, we may compete with other companies in acquiring rights to products or technologies.

We may be affected by changes in pharmaceutical pricing and reimbursement.

  Efforts of governmental and third-party payors to contain or reduce the cost of health care will affect our business. Successful commercialization of many of our products may depend on the availability of reimbursement for the cost of such products and related treatment from third-party health care payors, such as the government, private insurance plans and managed care organizations. Third- party payors are increasingly challenging the price of medical products and services. Such reimbursement may not be available for any of our products at all or for the duration of the recommended treatment with the drug, which could materially adversely affect our ability to commercialize the drug. The increasing emphasis on managed care in the U.S. continues to increase the pressure on pharmaceutical pricing.

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

We depend upon key personnel and consultants.

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

  Our executive officers, directors and principal stockholders (including individuals or entities related to such stockholders) beneficially own approximately 41% of our outstanding Common Stock. Accordingly, these officers, directors and stockholders may have the ability to exert significant influence over the election of our Board of Directors and to determine corporate actions requiring stockholder approval.

We may issue preferred stock with preferential rights that could affect your rights and prevent a takeover of the business.

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

We have never paid any dividends on our Common Stock.

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

  .  Redux-related litigation developments;

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

Our stock price could be negatively affected if our shares are sold, if we issue additional shares or if third parties exercise registration rights.

  As of December 14, 2000, we had 42,780,492 shares of Common Stock outstanding. Substantially all of these shares are eligible for sale without restriction or under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of the Company as that term is defined under the Securities Act of 1933, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

  (i)one percent of the then outstanding shares of Common Stock, or

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

  AHP has registration rights relating to 622,222 shares of Common Stock issuable upon conversion of issued and outstanding Series B and C Preferred Stock. We have outstanding registration statements on Form S-3 relating to the resale of our shares of Common Stock and on Form S-8 relating to shares issuable under our 1989 Stock Option Plan, 1994 Long-Term Incentive Plan, 1995 Stock Purchase Plan, 1997 Equity Incentive Plan and 1998 Employee Stock Option Plan and 2000 Stock Option Plan.

  The recipients of shares of our Common Stock under the 1997 Equity Incentive Plan can sell these shares immediately when the shares vest. As of December 14, 2000, of the 1,736,918 shares of Common Stock issued or issuable under the 1997 Equity Incentive Plan pursuant to stock awards, 1,286,918 shares vested and were issued and the remaining 450,000 shares vest through April 2002. The vesting dates are subject to extension if they occur during a "Black Out Period." Black Out Periods generally are periods in which the recipient is unable to sell the shares subject to the award at the applicable vesting date due to legal or contractual restrictions. The vesting dates are also subject to acceleration under certain circumstances, including certain changes in control of the Company, except under certain conditions. Sales of the shares of Common Stock subject to restricted stock awards or the possibility of sales of such shares may adversely affect the market price of our Common Stock.

Our stockholders could be diluted if we issue our shares subject to options, warrants, stock awards or other arrangements.

  As of December 14, 2000, we had reserved the following shares of Common Stock for issuance:


  . 10,445,000 shares issuable upon exercise of outstanding options and warrants, subject to anti-dilution provisions;

  . 450,000 shares issuable, at nominal consideration, upon vesting of stock awards under the Company's 1997 Equity Incentive Plan;

  . 622,222 shares upon conversion of Preferred Stock owned by AHP, subject to anti-dilution provisions; and

  . 1,574,000 shares reserved for grant and issuance under the Company's stock option plans, stock purchase plan and equity incentive plan.

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

                                                             High      Low
                                                             ----      ---
   Fiscal Year Ended September 30, 2000:
     July 1 through September 30, 2000...................... $3 13/16  $1 3/4
     April 1 through June 30, 2000..........................  3         1 1/2
     January 1 through March 31, 2000.......................  7 9/16    1 5/8
     October 1 through December 31, 1999....................  8 3/4     1 11/32
   Fiscal Year Ended September 30, 1999:
     July 1 through September 30, 1999...................... $4 13/16  $1 1/8
     April 1 through June 30, 1999..........................  3 3/8     2 5/16
     January 1 through March 31, 1999.......................  6 1/4     2 5/8
     October 1 through December 31, 1998....................  4 5/16    2 1/2

Approximate Number of Equity Security Holders

  The number of holders of record of the Company's Common Stock as of December 14, 2000 was approximately 618.

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

                                    Fiscal Years Ended September 30,
                              ------------------------------------------------
                                1996      1997      1998      1999      2000
                              --------  --------  --------  --------  --------
                              (Amounts in thousands except per share data)
Statement of Operations
 Data:
Product revenue.............  $ 13,779  $ 55,945  $    --   $    --   $    --
Contract and license fee
 revenue....................     8,335    11,039     6,488     1,599    27,754
                              --------  --------  --------  --------  --------
  Total revenues............    22,114    66,984     6,488     1,599    27,754
Cost of revenues............    11,454    41,144       --        200     3,024
Research and development....    17,344    50,180    39,762    35,510     3,158
Selling, general and
 administrative.............    13,991    19,581    21,975    11,030     6,823
Product withdrawal..........       --      7,528       --        --     (1,757)
Purchase of in-process
 research and development...     6,434     3,044       500     2,421       --
Income (loss) from
 operations.................   (27,109)  (54,493)  (55,749)  (47,562)   16,506
Investment income, net......     4,135     8,944     5,465     2,189     1,868
Equity in unconsolidated
 subsidiary.................       --     (9,028)   (4,040)      250       175
Income (loss) from
 continuing operations......   (22,400)  (49,670)  (50,485)  (38,578)   19,956
Discontinued operations.....    (5,586)   (5,586)  (19,477)      816       --
Net income (loss)...........   (27,986)  (55,256)  (69,962)  (37,762)   19,956
Income (loss) per common
 share from continuing
 operations--diluted........  $  (0.61) $  (1.21) $  (1.22) $  (0.92) $   0.46
Income (loss) per common
 share from discontinued
 operations--diluted........  $  (0.15) $  (0.14) $  (0.47) $   0.02  $    --
Net income (loss) per common
 share--diluted.............  $  (0.76) $  (1.35) $  (1.69) $  (0.90) $   0.46
Weighted average common
 shares--diluted............    37,004    41,064    41,468    41,898    43,838
                                             September 30,
                              ------------------------------------------------
                                1996      1997      1998      1999      2000
                              --------  --------  --------  --------  --------
                                         (Amounts in thousands)
Balance Sheet Data:
Working capital.............  $155,246  $ 82,229  $ 41,417  $  4,083  $ 26,325
Total assets................   186,438   152,930    78,197    26,638    46,826
Long-term portion of notes
 payable and capital lease
 obligations................       542     1,734     1,663         2       --
Total liabilities...........    22,303    43,962    30,842    20,327    18,728
Accumulated deficit.........  (106,778) (162,034) (231,996) (269,758) (249,802)
Total stockholders' equity..   144,762    96,009    39,856     6,122    27,766

ITEM 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations:

  The following discussion should be read in conjunction with the Company's audited, consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

General

 Description of Company

  Interneuron is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late stage clinical development. The Company is currently developing or has certain rights to five compounds in clinical development: pagoclone for panic and generalized anxiety disorders, trospium for overactive bladder, IP 501 for cirrhosis of the liver, citicoline for ischemic stroke, and PRO 2000 for the prevention of sexually transmitted diseases and HIV infection. In addition, the Company has other compounds in earlier stages of development, including PACAP (pituitary adenylate cyclase activating polypeptide) for respiratory disease, diabetes, stroke and other neurodegenerative diseases.

 Pagoclone

  In December 1999, the Company entered into the Pfizer Agreement, under which it licensed to Pfizer exclusive, worldwide rights to develop and commercialize pagoclone. Pursuant to the Pfizer Agreement, in December 1999 the Company received an up-front payment of $13,750,000 and in September 2000 a clinical milestone payment of $3,000,000 which were recognized as contract and license fee revenue in fiscal 2000. The Company is entitled to receive up to $57,000,000 in additional payments contingent upon the achievement of clinical and regulatory milestones. Pfizer also agreed to pay Interneuron royalties on net sales. Under the Pfizer Agreement, Pfizer is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis. Under the Company's agreement with Aventis, Aventis is entitled to receive a portion of certain of the payments to be received by the Company from Pfizer. In fiscal 2000, the Company recognized $2,800,000 of the amounts received from Pfizer, and paid or due to Aventis, as cost of revenues.

 Trospium

  In November 1999, the Company obtained an exclusive U.S. license to trospium, a prescription drug product currently marketed as a treatment for overactive bladder in Europe. In May 2000, the Company met with the FDA to discuss the existing European clinical efficacy trials and safety database for trospium and to seek guidance on criteria for approvability of the compound. Based on its conversations with the FDA, the Company intends to conduct a standardized electrocardiograpic safety study which is recommended by the FDA for drugs in the pharmacological class of trospium. Additionally, based upon those discussions with the FDA, the Company believes that, in combination with the existing efficacy and safety data on trospium, a single, successful 300-400 patient Phase 3 trial will be necessary and sufficient for submission of an NDA. On December 12, 2000, the Company filed an IND for trospium and expects to conduct its safety study in the second quarter of fiscal 2001. Assuming positive results from this study, the Company expects to begin its Phase 3 trial in fiscal 2001.

 IP 501

  The Company has an option to negotiate an exclusive license to a compound known as IP 501 for the treatment and prevention of cirrhosis of the liver caused by alcohol and hepatitis viruses. IP 501 is currently being studied in an 800-patient Phase 3 clinical trial sponsored by the Veterans Administration. The Company expects the Veterans Administration to complete their analysis of the data in the first quarter of calendar 2001.

 Citicoline

  On January 10, 2000, the Company announced that a preliminary analysis of the 899-patient Phase 3 clinical trial with citicoline failed to meet its primary endpoint, a measure of improvement in neurological function among patients suffering from moderate to severe ischemic stroke. The pre-specified, primary outcome measurement of the trial was the comparison of the percentages of patients treated with citicoline or placebo who achieved at least a 7-point improvement on the National Institutes of Health Stroke Scale ("NIHSS") scores from baseline to endpoint. Secondary outcomes included additional comparisons of neurological function and infarct volume measurements among citicoline and placebo patients at the end of the study.

  Although improvement in the primary outcome measurement was not achieved, certain secondary endpoints were positive. At the end of the 12-week trial period, a statistically significantly higher proportion of citicoline-treated patients achieved complete or near-complete recovery of neurological function compared to placebo-treated patients, as measured by the Rankin Scale. Likewise, at the same time point, NIHSS scores indicated a positive trend in the number of citicoline-treated patients who achieved full neurological recovery. Although not statistically significant, a higher percentage of citicoline-treated patients achieved reduction in the size of their cerebral infarct compared to placebo-treated patients. In addition, findings from this study indicate that there were no significant adverse safety issues associated with citicoline.

  In December 1999, the Company entered into, and subsequently amended, the Takeda Agreement under which the Company licensed to Takeda exclusive U.S. and Canadian commercialization rights to citicoline. Under the Takeda Agreement, the Company received $13,000,000 in licensing and other payments and was entitled to receive up to $60,000,000 in payments contingent upon the achievement of regulatory milestones, as well as royalties on net sales. Takeda recently notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. Therefore, the Company has reacquired all rights to this compound. The Company does not intend to further develop citicoline unless it is able to find another partner to participate in such development. Takeda has also indicated that it will exercise its option under the Takeda Agreement to negotiate a license of another one of the Company's compounds. Takeda has the right until April 1, 2001 to negotiate a license for a chosen compound and an additional six month period during which the Company may not offer the compound selected by Takeda to any other party on terms more favorable than those offered to Takeda without first re-offering such compound to Takeda on such new terms.

  In fiscal 2000, the Company recognized $10,000,000 as license fee revenue from Takeda and $3,000,000 related to the product option as deferred revenue.

 PRO 2000

  In June 2000, the Company licensed exclusive, worldwide rights from HDCI to develop and market PRO 2000, a candidate topical microbicide used to prevent infection by HIV and other sexually transmitted pathogens, in exchange for an up front payment of $500,000, which was paid and charged to research and development expense, as well as future milestone payments and royalties on net sales. The Company is responsible for all remaining development and commercialization activities for PRO 2000.

  In October 2000, dosing and follow-up for a Phase 1/Phase 2 clinical trial of PRO 2000 was completed by the NIH at sites in the U.S. and South Africa. No serious adverse events were reported, and a full analysis of the data is ongoing. Additional government funded clinical testing is planned for 2001.

 Sarafem

  In June 1997, the Company licensed to Lilly worldwide, exclusive rights to Interneuron's patent covering the use of fluoxetine to treat certain conditions and symptoms associated with PMS. Lilly has received approval for fluoxetine to treat PMDD and has begun marketing the drug under the trade name Sarafem. The agreement provides for milestone payments and royalties based on net sales in the United States. The Company expects to receive royalties on future net sales of Sarafem. The maximum aggregate royalty payments to Interneuron in any calendar year ranges from three to five million dollars and are conditioned upon the achievement of net sales in the United States above an annually escalating baseline. Royalties to the Company will terminate at the end of the first two consecutive quarters in which 70% or less of total Prozac prescriptions are "dispensed as written."

Based on a recent federal court of appeals ruling, Lilly's composition of matter patent on fluoxetine will expire in the summer of 2001. Lilly has announced their intention to appeal the decision. If Lilly's appeal is not successful, potential royalty payments to the Company under this agreement may expire in early 2002.

 Redux

  Product Liability Litigation and Rejected Settlement: On September 15, 1997, the Company announced a market withdrawal of its first prescription product, the weight loss medication Redux (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by AHP, the Company's licensee, in June 1996. Since the withdrawal of Redux, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions, some of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. To date, there have been no judgments against the Company, nor has Interneuron paid any amounts in settlement of any of these claims. Following the dismissal and the anticipated dismissal of Interneuron as a defendant in certain cases, the Company estimates that there will be approximately 2,300 active cases.

  On September 27, 1999, the Company announced that the District Court rejected a proposed agreement among the Company and the PMC to settle all product liability litigation and claims against the Company related to Redux. The District Court found that the proposed settlement did not meet the requirements for limited fund class actions, as described by the Supreme Court in its June 23, 1999 decision in Ortiz. The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling and on April 13, 2000 moved to dismiss such petition. Such motion was granted on April 25, 2000. As a result of the District Court's rejection of the proposed settlement agreement, the ongoing Redux-related litigation is proceeding against the Company. In October 2000, the District Court returned $1,757,000 to the Company from the initial payment the Company made to the District Court pursuant to the proposed settlement. The Company reflected this amount at September 30, 2000 as a receivable and as a credit to costs and expenses under the caption product withdrawal.

  On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP product liability litigation related to Redux and Pondimin. The Company is not a released party under this settlement.

  Interpleader Litigation and Funding of Product Liability Litigation
Costs: On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed interpleader actions against Servier and the Company in the District Court. Product liability insurance policies issued in three tiers by the insurers to the Company have an aggregate limit of $40,000,000. The insurers alleged that the Company asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation, and Servier, as an additional insured under these policies, asserted its right to claim against these policies. The insurers deposited the Deposited Funds which are subject to ongoing claims by the Company and Servier into the registry of the District Court. In October 2000, the District Court dismissed the interpleader actions and has issued or is expected to issue orders to return the Deposited Funds to the insurance companies. In January 2000, the Company commenced paying legal bills associated with the Redux litigation out of its own funds. It is expected that the insurance companies will resume paying the Company's litigation expenses and reimburse the Company for litigation expenses previously paid by the Company. See "Liquidity and Capital Resources--Analysis of Cash Flows."

  Complaint Against AHP: In January 2000, the Company announced it has filed a complaint against AHP in the Superior Court of the Commonwealth of Massachusetts. The complaint seeks unspecified but substantial damages and attorneys' fees pursuant to common and statutory law for AHP's knowing and willful deceptive acts and practices, fraud and misrepresentations and breach of contract. AHP has filed an answer to such complaint. The Company cannot predict its costs relative to this litigation or the duration or outcome of the proceedings.

  Risk Management: Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has and may continue to devote significant management time and resources to these legal actions and, in the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company, the Company's business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire or obtain rights to additional products, to enter into certain corporate partnerships, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business and financial condition. The Company cannot predict the outcome of any litigation.

Results of Operations

 Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

  The Company had net income of $19,956,000, or $0.46 per share, diluted, in fiscal 2000 compared to a net loss of ($37,762,000), or ($0.90) per share, diluted, in fiscal 1999. This substantial change to net income from net loss is primarily the result of $26,750,000 of contract and license fee revenue from the Takeda and Pfizer Agreements entered into in December 1999, the substantial reduction of costs in fiscal 2000 related to the Phase 3 citicoline clinical trial that ended in January 2000 and the absence in fiscal 2000 of the results of operations of Incara which resulted in a net loss in fiscal 1999. In July 1999, the Company exchanged its majority position in Incara for a majority position in CPEC LLC, after which the Company no longer consolidates the results of Incara's operations. Additionally, in fiscal 2000, the Company recorded a gain on sales of Incara stock, a credit for the return of funds from the District Court paid in September 1998 pursuant to the terms of a proposed settlement agreement relating to the Redux product liability litigation, and a credit to research and development expenses for costs previously accrued relative to the Phase 3 citicoline clinical trial which were determined to be unnecessary. The Company expects to report losses for its consolidated operations in fiscal 2001.

  Contract and license fee revenue increased to $27,754,000 in fiscal 2000 from $1,599,000 in fiscal 1999. Contract and license fee revenue in fiscal 2000 included $16,750,000 received from Pfizer pursuant to the Pfizer Agreement, including $3,000,000 received from Pfizer in September 2000 relating to Pfizer's achievement of a clinical trial milestone, $10,000,000 received from Takeda pursuant to the Takeda Agreement and $1,000,000 received from Lilly relating to Lilly's approval from the FDA to market Sarafem to treat PMDD in the U.S. Contract and license fee revenue in fiscal 1999 consisted primarily of $1,000,000 of milestone payments received from Lilly relating to the development of Sarafem and contract revenue at Incara.

  Cost of revenues of $3,024,000 in fiscal 2000 consists primarily of $2,800,000 related to the amount due or paid to Aventis for their portion of the contractual and milestone payments received by the Company from Pfizer and $200,000 due to MIT for their portion of the milestone payment received by the Company from Lilly. Cost of revenues of $200,000 in fiscal 1999 relates to the amount paid to MIT for their portion of the milestone payment received by the Company from Lilly in fiscal 1999.

  Research and development expense decreased $32,352,000, or 91%, to $3,158,000 in fiscal 2000 from $35,510,000 in fiscal 1999. This decrease was substantially due to the absence in fiscal 2000 of Incara expenses, less expense related to citicoline due to the completion of the 899-person Phase 3 citicoline clinical trial in January 2000 and reduced expenses related to pagoclone. Contributing to the decrease in research and development expense in fiscal 2000 were credits recorded in fiscal 2000 reflecting the reversal of costs accrued relative to the Phase 3 citicoline clinical trial which were determined to be unnecessary, a reversal of costs accrued and related to pagoclone development which was determined to be unnecessary subsequent to the Pfizer Agreement, and a reversal of costs accrued relative to the discontinuation of bucindolol development.

  Selling, general and administrative expense decreased $4,207,000, or 38%, to $6,823,000 in fiscal 2000 from $11,030,000 in fiscal 1999. This decrease was primarily due to the absence in fiscal 2000 of Incara expenses and diminished charges for restricted stock awards granted pursuant to the Company's 1997 Equity Incentive Plan partially offset by increased legal and consulting costs. Additionally, personnel-related costs decreased in fiscal 2000 as a result of workforce reductions and attrition in fiscal 2000.

  Investment income, net decreased $321,000, or 15%, to $1,868,000 in fiscal 2000 from $2,189,000 in fiscal 1999. This decrease is primarily due to the absence in fiscal 2000 of Incara investment income, net while Interneuron's average invested cash balances were slightly higher.

  Gain on sales of investment securities of $1,550,000 in fiscal 2000 resulted from the Company's sale of 288,000 shares of Incara common stock.

  Minority interest in fiscal 2000 is attributable to the consolidation of CPEC LLC and in fiscal 1999 was primarily attributable to the consolidation of Incara. As described above, Incara's results of operations are not consolidated with the Company's in fiscal 2000.

  The Company may incur significant future charges to operations relating to Redux product liability litigation or any settlement thereof.

 Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

  Contract and license fee revenues decreased $4,889,000, or 75%, to $1,599,000 in fiscal 1999 from $6,488,000 in fiscal 1998. The decrease in contract and license fee revenue was primarily the result of the absence in fiscal 1999 of revenue generated by Incara from Astra Merck, Inc. ("Astra Merck") due to the termination in September 1998 of the Development and Marketing Collaboration and License Agreement between Astra Merck, Incara and CPEC, Inc. (the "Astra Merck Collaboration") and decreased revenue from Merck & Co., Inc. ("Merck") related to product development at Incara Research Laboratories ("IRL"), a division of Incara which assumed the operations of Transcell after the merger of Transcell into Incara. These decreases were partially offset by milestone fees from Lilly relating to the Company's license to Lilly of rights to commercialize fluoxetine for the treatment of PMS in the United Kingdom.

  Research and development expenses decreased $4,252,000, or 11%, to $35,510,000 in fiscal 1999 from $39,762,000 in fiscal 1998. Research and development expense at Interneuron decreased primarily due to reduced noncash compensation expense related to Interneuron's 1997 Equity Incentive Plan and the absence of expense in fiscal 1999 for a Redux-related echocardiogram study and the Phase 2/3 pagoclone study. These decreases were partially offset by increased expenses related to the 899-person Phase 3 citicoline clinical trial which commenced in June 1998. As a result of the CPEC Exchange Transactions, the Company's consolidated results of operations included Incara through July 15, 1999. Accordingly, expenses relating to Incara decreased in fiscal 1999 because Incara's operations were included in the Company's results of operations for only nine and one half months in fiscal 1999. However, fiscal 1999 research and development expenses include estimated charges of approximately $650,000 related to the Company's decision to discontinue BEXTRA development.

  Selling, general and administrative expenses decreased $10,945,000, or 50%, to $11,030,000 in fiscal 1999 from $21,975,000 in fiscal 1998. These decreases resulted primarily from reduced noncash compensation expense related to the Company's 1997 Equity Incentive Plan, the absence of costs of the Company's sales force resulting from its May 1998 dismissal and the absence of citicoline pre-marketing expenses that were incurred in fiscal 1998.

  Purchase of in-process research and development increased $1,921,000 to $2,421,000 in fiscal 1999 from $500,000 in fiscal 1998. Fiscal 1999 expense relates to the Company's acquisition of an increased ownership interest in CPEC. Fiscal 1998 expense relates to a cash payment to obtain an option, which was not exercised, to acquire a private company engaged in early stage product development.

  Investment income, net decreased $3,276,000, or 60%, to $2,189,000 in fiscal 1999 from $5,465,000 in fiscal 1998 primarily as a result of a decrease in cash available for investment.

  The Company fully reserved its investment in Progenitor at September 30, 1998 due to Progenitor's December 1998 decision to close its business and included such charge in equity in unconsolidated subsidiary in fiscal 1998. In fiscal 1999, as a result of net proceeds expected from Progenitor's sales of assets and payment of liabilities, the Company recorded a receivable from Progenitor of $250,000 and reflected this amount as equity in net income of unconsolidated subsidiary. See Note M of Notes to Consolidated Financial Statements.

  Minority interest increased $3,141,000, or 82%, to $6,980,000 in fiscal 1999 from $3,839,000 in fiscal 1998 because there was a larger percentage of minority stockholders at Incara than there was at IRL to whom to allocate the loss generated by IRL, and from the inclusion in fiscal 1999 of a loss allocation to the minority stockholders of CPEC LLC.

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

Liquidity and Capital Resources

 Cash, Cash Equivalents and Marketable Securities

  At September 30, 2000, the Company had consolidated cash, cash equivalents and marketable securities of $33,751,000 compared to $21,811,000 at September 30, 1999. This increase of $11,940,000 is primarily due to approximately $30,750,000 received from Takeda, Pfizer and Lilly pursuant to the Takeda, Pfizer and Lilly Agreements less costs and expenses and net amounts used to fund operations in fiscal 2000, including approximately $6,218,000 paid to the group of law firms defending the Company in the Redux-related product liability litigation for which the Company expects to be reimbursed in fiscal 2001 by its product liability insurers. See "Analysis of Cash Flows" and "Part I, Item 3. Legal Proceedings".

  While the Company believes it has sufficient cash for currently planned expenditures through fiscal 2001 based on certain assumptions relating to operations and other factors, excluding any settlements of the Redux-related litigation by and against the Company, it will require additional funds after such time. The Company has reduced its overhead and expenditures. In February 2000, the Company reduced its workforce by 11 people. This reduction and additional attrition has brought the Company's workforce to 18 employees as of September 30, 2000. The Company does not currently have sufficient funds to fully-develop and commercialize any of its current products and product candidates and will require additional funds or corporate collaborations for the development and commercialization of trospium, PRO 2000 and its other compounds and technologies, as well as any new businesses, products or technologies acquired or developed in the future. The Company has no commitments or arrangements to obtain such funds. If such funds are not available, the Company will be required to further reduce its operations and delay development and regulatory efforts. As a result of the uncertainties and costs associated with the Redux-related litigation, including the fact that no settlement agreements exist or are pending and the stays of pending and future product liability litigation and claims against the Company have been vacated by the court, market conditions and other factors generally affecting the Company's ability to raise capital, there can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements or that any financing will be available on terms favorable or acceptable, or at all.

 Product Development

  The Company expects to continue to expend substantial additional amounts for the development of its products. There can be no assurance that results of any on-going current or future pre-clinical or clinical trials will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with cGMP or successfully marketed in a timely manner, or at all, or that the Company will have sufficient funds to commercialize any of its products.

 Analysis of Cash Flows

  Cash provided from operating activities during fiscal 2000 of $9,729,000 consisted primarily of net income and an increase in deferred revenue offset by payments relating to the Company's temporary funding of Redux-related product liability defense costs (discussed below) and a reduction of accrued expenses and other liabilities from payments of and adjustments to clinical development costs.

  Reflected in insurance claim receivable at September 30, 2000 of $8,435,000 is $6,218,000 which the Company paid through September 30, 2000 to the group of law firms defending the Company in the Redux-related product liability litigation and an additional $2,217,000 which the Company owes to such law firms for services rendered through September 30, 2000 (see Part I, Item 3. Legal Proceedings). The Company is currently paying these law firms' fees at the rate of approximately $2,200,000 per quarter. The Company currently intends to pay such fees until the Company can be reimbursed out of the Deposited Funds. In October 2000, the District Court dismissed the interpleader actions and has issued or is expected to issue orders to return the Deposited Funds to the insurance companies. It is expected that the insurance companies will resume paying the Company's litigation expenses and reimburse the Company in fiscal 2001 for litigation expenses previously paid by the Company. If the Company is unable to obtain reimbursement for this claim, the Company may incur charges to write-off all or a portion of the $8,435,000 insurance claim receivable.

  Cash used by investing activities in fiscal 2000 of $4,635,000 consisted primarily of net outflows from purchases of marketable securities and partially offset by proceeds from the sale of Incara stock.

Other

  Investment in Incara: In March 2000, the Company received from Incara approximately 488,000 shares of Incara common stock valued at approximately $1,627,000 as the third and final installment for the sale of Transcell to Incara in May 1998. As of September 30, 2000, the Company owned 482,000 shares of Incara common stock. The Company's investment in Incara at September 30, 2000 is valued at $1,627,000 using Incara's fair market value as of the close of business on September 30, 2000 of approximately $3.38 per share. As of the close of business on December 14, 2000, the fair market value of Incara's common stock was approximately $2.63 per share.

  Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS No. 133 will not have a material impact on its financial statements.

  In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies the SEC's views related to revenue recognition and disclosure. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 and is presently determining the effect it will have on its financial statements.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

  Not applicable.

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

    (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the three month period ended September 30, 2000.

    (c) Exhibits

 3.4      --Restated Certificate of Incorporation of Registrant, as amended(22)
 3.5      --By-Laws of Registrant(1)
 4.4      --Certificate of Designation establishing Series C Preferred Stock(10)
 4.8      --1997 Equity Incentive Plan and Form of Restricted Stock Award
           Agreement thereunder(25)
 10.5     --Consultant and Non-competition Agreement between the Registrant,
           Richard Wurtman, M.D.(17)
 10.6     --Assignment of Invention and Agreement between Richard Wurtman,
           M.D., Judith Wurtman and the Registrant(1)
 10.7     --Management Agreement between the Registrant and Lindsay Rosenwald,
           M.D.(1)
 10.9(a)  --Restated and Amended 1989 Stock Option Plan(4)
 10.11    --Restated Amendment to MIT Option Agreement(1)
 10.12(a) --Patent and Know-How License Agreement between the Registrant and
           Les Laboratoires Servier ("Servier") dated February 7, 1990
           ("License Agreement")(1)
 10.12(b) --Revised Appendix A to License Agreement(1)
 10.12(c) --Amendment Agreement between Registrant and Servier, Orsem and Oril
           Produits Chimiques dated November 19, 1992(2)(6)
 10.12(d) --Amendment Agreement dated April 28, 1993 between Registrant and
           Servier(19)
 10.12(e) --Consent and Amendment Agreement among Servier, American Home
           Products Corp. and Registrant(17)
 10.13    --Trademark License Agreement between the Registrant and Orsem dated
           February 7, 1990(1)
 10.14 --Supply Agreement between the Registrant and Oril Produits Chimiques dated February 7, 1990(1)(2)
 10.16    --Assignment of Invention by Richard Wurtman, M.D. (1)
 10.22(a) --License Agreement dated January 15, 1993, as amended, between the
           Registrant and Grupo Ferrer(2)(9)
 10.22(b) --Addendum and Second Amendment to License Agreement between the
           Registrant and Ferrer Internacional S.A., dated June 1, 1998(28)
 10.25    --License Agreement between the Registrant and the Massachusetts
           Institute of Technology(3)
 10.37    --License Agreement dated as of February 15, 1992 between the
           Registrant and Massachusetts Institute of Technology(5)
 10.40    --Patent and Know-How Sublicense and Supply Agreement between
           Registrant and American Cyanamid Company dated November 19,
           1992(2)(6)
 10.41    --Equity Investment Agreement between Registrant and American
           Cyanamid Company dated November 19, 1992(6)
 10.42    --Trademark License Agreement between Registrant and American
           Cyanamid Company dated November 19, 1992(6)
 10.44    --Consent Agreement between Registrant and Servier dated November
           19,1992(12)
 10.45 --Agreement between Registrant and PAREXEL International Corporation dated October 22, 1992 (as of July 21, 1992)(2)(7)
 10.46    --License Agreement dated February 9, 1993 between the Registrant and
           Massachusetts Institute of Technology(2)(8)
 10.52    --License Agreement dated February 18, 1994 between Registrant and
           Rhone-Poulenc Rorer, S.A.(11)
 10.55    --Patent License Agreement between Registrant and Massachusetts
           Institute of Technology dated March 1, 1994(11)

 10.58    --Master Equipment Lease including Schedules and Exhibits between
           Phoenix Leasing and Registrant (agreements for Transcell and
           Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and Progenitor(12)
 10.59    --Exhibit D to Agreement between Registrant and Parexel International
           Corporation dated as of March 15, 1994(2)(12)
 10.60(a) --Acquisition Agreement dated as of May 13, 1994 among the
           Registrant, Intercardia, Inc., Cardiovascular Pharmacology
           Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the sellers named therein(13)
 10.60(b) --Amendment dated June 15, 1994 to the Acquisition Agreement(23)
 10.61    --License Agreement dated December 6, 1991 between Bristol-Myers
           Squibb and CPEC, as amended(2)(13)
 10.61(a) --Letter Agreement dated November 18, 1994 between CPEC and Bristol-
           Myers Squibb(14)
 10.65(a) --1994 Long-Term Incentive Plan, as amended(23)
 10.67    --Employment Agreement between Intercardia and Clayton I. Duncan with
           Registrant guarantee(25)
 10.68(a) --Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase
           Plan, as amended(19)
 10.71    --Securities Purchase Agreement dated June 2, 1995 between the
           Registrant and Reliance Insurance Company, including Warrant and exhibits(15)
 10.74 --Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings)(16)
 10.78    --Contract Manufacturing Agreement dated November 20, 1995 between
           Registrant and Boehringer Ingelheim Pharmaceuticals, Inc.(2)(17)
 10.83    --Co-promotion Agreement effective June 1, 1996 between Wyeth-Ayerst
           Laboratories and Interneuron Pharmaceuticals, Inc.(2)(18)
 10.84    --Master Consulting Agreement between Interneuron Pharmaceuticals,
           Inc. and Quintiles, Inc. dated July 12, 1996(18)
 10.85 --Amendment No. 1 dated July 3, 1996 to Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc. dated
           July 12, 1996(2)(18)
 10.86    --Lease Agreement between Transcell Technologies, Inc. and Cedar
           Brook Corporate Center, L.P., dated September 19, 1996, with
           Registrant guaranty(20)
 10.87    --Lease dated February 5, 1997 between Registrant and Ledgemont
           Realty Trust(21)
 10.89 --Form of ISDA Master Agreement by and between the Registrant and Swiss Bank Corporation, London Branch, together with Schedules thereto(23)
 10.90(a) --Form of Confirmation for Contract A entered into pursuant to ISDA
           Master Agreement by and between the Registrant and Swiss Bank
           Corporation, London Branch, together with appendix thereto(23)
 10.90(b) --Form of Confirmation for Contract B entered into pursuant to ISDA
           Master Agreement by and between the Registrant and Swiss Bank
           Corporation, London Branch, together with appendix thereto(23)
 10.90(c) --Letter Amendment dated September 18, 1997 to Confirmations filed as
           Exhibits 10.90(a) and 10.90(b)(26)
 10.91    --Form of Agreement regarding Registration Rights and Related
           Obligations to be entered into by and between Registrant and Swiss
           Bank Corporation, London Branch(23)
 10.92 --Research and Collaboration and License Agreement effective as of June 30, 1997 by and among Merck & Co., Inc., Transcell
           Technologies, Inc. and the Registrant (assigned to Intercardia as of May 8, 1998)(2)(24)
 10.93 --Form of Indemnification Agreement between Registrant and each director, executive officer and certain officers of the Registrant entered into as of October 6, 1997(26)
 10.94    --1998 Employee Stock Option Plan(27)
 10.95    --Agreement and Plan of Merger dated March 2, 1998 by and among
           Registrant, Intercardia, Inc. and Transcell Technologies, Inc.(28)
 10.95(a) --Waiver and Consent Agreement dated May 8, 1998 by and among
           Registrant, Intercardia and Transcell(28)

 10.96  --Assignment and Assumption and Royalty Agreement between Intercardia and Registrant dated May 8, 1998(29)
 10.97  --License Agreement between Registrant and the Administrators of the
         Tulane Educational Fund dated April 29, 1998(29)
 10.98  --Letter of Understanding between the Registrant and the Plaintiffs'
         Management Committee dated September 3, 1998(30)
 10.99  --Agreement of Compromise and Settlement, including Appendices, dated
         September 21, 1998, between the Registrant and the Plaintiffs'
         Management Committee(31)
 10.100 --Royalty Agreement between the Registrant and the Plaintiffs'
         Management Committee effective as of September 21, 1998(32)
 10.102 --Employment Agreement between Interneuron Pharmaceuticals, Inc. and
         Michael W. Rogers dated and effective as of February 23, 1999(34)
 10.103 --Employment Agreement between Interneuron Pharmaceuticals, Inc. and
         Bobby W. Sandage, Jr. dated and effective as of March 15, 1999(34)
 10.104 --Employment Agreement between Interneuron Pharmaceuticals, Inc. and
         Mark S. Butler dated and effective as of March 15, 1999(34)
 10.105 --Employment Agreement between Interneuron Pharmaceuticals, Inc. and
         Glenn L. Cooper, M.D. dated and effective as of May 1, 1999(34)
 10.106 --Agreement of Sublease between Interneruon Pharmaceuticals, Inc.,
         Sublandlord and Genta, Inc., Subtenant dated March 31, 1999(34)
 10.107 --Consent to Sublease dated March 31, 1999 by and among Ledgemont
         Realty Trust, Interneuron Pharmaceuticals, Inc., and Genta, Inc. (34)
 10.108 --Exchange Agreement dated July 15, 1999 between Intercardia, Inc. and
         Interneuron Pharmaceuticals, Inc. (35)
 10.109 --Amended and Restated Limited Liability Company Agreement of CPEC LLC
         dated July 15, 1999 among CPEC LLC, Interneuron Pharmaceuticals, Inc.
         and Intercardia, Inc.(35)
 10.110 --Assignment, Assumption and License Agreement dated July 15, 1999 by and between CPEC LLC and Intercardia, Inc.(35)
 10.111 --Extension of Term and Supplemental Agreement made as of July 7, 1999 by and between Interneuron Pharmaceuticals, Inc., and J. Howard &
         Associates(36)
 10.112 --Consent to Sublease dated as of July 9, 1999 by and between
         Interneuron Pharmaceuticals, Inc., and J. Howard & Associates and
         Ledgemont Realty Trust(36)
 10.113 --License Agreement effective as of November 26, 1999 between Madaus AG and Interneuron Pharmaceuticals, Inc.(37) (2)
 10.114 --License Agreement effective as of December 2, 1999 by and between
         Interneuron Pharmaceuticals, Inc. and Takeda Chemical Industries,
         Ltd.(37) (2)
 10.116 --License Agreement between Interneuron Pharmaceuticals, Inc. and
         Warner-Lambert Company effective as of December 23, 1999(38) (2)
 10.117 --License Agreement by and between HeavenlyDoor.com, Inc. and
         Interneuron Pharmaceuticals, Inc. dated June 14, 2000(39) (2)
 10.118 --Fiscal 2001 Senior Executive Bonus Plan, as adopted by the Board of
         Directors on September 13, 2000
 21     --List of Subsidiaries
 23     --Consent of PricewaterhouseCoopers LLP
 27     --Financial Data Schedule

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
(2)   Confidential Treatment granted for a portion of this Exhibit.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990.

(4) Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1992.
(6) Incorporated by reference to the Registrant's Form 8-K dated November 30, 1992.
(6a) Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1992
(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1993.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1993.
(11) Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826).
(12) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994.
(13)  Incorporated by reference to the Registrant's Form 8-K dated June 20,
      1994.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
(15) Incorporated by reference to the Registrant's Report on Form 8-K dated June 2, 1995.
(16) Incorporated by reference to the Registrant's Report on Form 8-K dated August 16, 1995.
(17) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(18) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q or 10-Q/A for the period ended June 30, 1996.
(19) Incorporated by reference to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File No. 333-1273) filed March 15, 1996.
(20) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(21) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1996.
(22) Incorporated by reference to Exhibit 3.5 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(23) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(24) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(25) Incorporated by reference to the Registrant's Form S-8 (File No. 333-40315) filed November 14, 1997.
(26) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(27) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1997.
(28) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(29) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(30) Incorporated by reference as to Exhibit 99.1 of Registrant's Form 8-K dated September 3, 1998.
(31) Incorporated by reference as to Exhibit 99.2 of Registrant's From 8-K dated September 28, 1998.
(32) Incorporated by reference as to Exhibit 99.3 of Registrant's Form 8-K dated September 28, 1998.

(34) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(35)  Incorporated by reference to Registrant's Form 8-K dated July 27, 1999.
(36) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(37) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.
(38) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999.
(39) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNEURON PHARMACEUTICALS, INC.

                                                  /s/ Glenn L. Cooper M.D.
Date: December 21, 2000                   By: _________________________________
                                                   Glenn L. Cooper, M.D.
                                                 President, Chief Executive
                                                    Officer and Chairman

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.

                 Name                            Title                   Date
                 ----                            -----                   ----

       /s/ Glenn L. Cooper M.D.        President, Chief Executive  December 21, 2000
______________________________________  Officer and Chairman
        Glenn L. Cooper, M.D.           (Principal Executive
                                        Officer)

            /s/ Harry Gray             Director                    December 21, 2000
______________________________________
              Harry Gray

      /s/ Alexander M. Haig, Jr.       Director                    December 21, 2000
______________________________________
        Alexander M. Haig, Jr.

         /s/ Malcom Morville           Director                    December 21, 2000
______________________________________
           Malcolm Morville

                                       Director                    December  , 2000
______________________________________
       Lindsay Rosenwald, M.D.

         /s/Lee J. Schroeder           Director                    December 21, 2000
______________________________________
           Lee J. Schroeder

        /s/ David B. Sharrock          Director                    December 21, 2000
______________________________________
          David B. Sharrock

        /s/ Michael W. Rogers          Executive Vice President,   December 21, 2000
______________________________________  Chief Financial Officer,
          Michael W. Rogers             and Treasurer (Principal
                                        Financial Officer)

           /s/ Dale Ritter             Senior Vice President,      December 21, 2000
______________________________________  Finance, (Principal
             Dale Ritter                Accounting Officer)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
                      Audited Financial Statements
Report of Independent Accountants........................................  F-2
Consolidated Balance Sheets--September 30, 2000 and 1999.................  F-3
Consolidated Statements of Operations--For the years ended September 30,
 2000, 1999 and 1998.....................................................  F-4
Consolidated Statements of Stockholders' Equity--For the years ended Sep-
 tember 30, 2000, 1999, and 1998.........................................  F-5
Consolidated Statements of Cash Flows--For the years ended September 30,
 2000, 1999, and 1998 ...................................................  F-7
Notes to Consolidated Financial Statements...............................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Interneuron Pharmaceuticals,
Inc.:

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Interneuron Pharmaceuticals, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
November 14, 2000, except as to the
information in Note N for which
the date is December 14, 2000

                       INTERNEURON PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS

                    (Amounts in thousands except share data)

                                                    September 30, September 30,
                                                        2000          1999
                                                    ------------- -------------
                      ASSETS
Current assets:
  Cash and cash equivalents........................   $  24,871     $  19,354
  Marketable securities............................       8,880         2,457
  Accounts receivable..............................         433           785
  Insurance claim receivable.......................       8,435           --
  Settlement deposit receivable....................       1,757           --
  Prepaids and other current assets................         677         1,812
                                                      ---------     ---------
    Total current assets...........................      45,053        24,408
Investment in Incara...............................       1,627         1,827
Property and equipment, net........................         146           403
                                                      ---------     ---------
                                                      $  46,826     $  26,638
                                                      =========     =========
                    LIABILITIES
Current liabilities:
  Accounts payables................................   $     122     $     157
  Accrued expenses.................................      15,604        20,100
  Deferred revenue.................................       3,000           --
  Current portion of capital lease obligations.....           2            68
                                                      ---------     ---------
    Total current liabilities......................      18,728        20,325
Long-term portion of capital lease obligations.....         --              2
Minority interest..................................         332           189

Commitments and obligations (Notes F and G)

               STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 shares
 authorized:
  Series B, 239,425 shares issued and outstanding
   (liquidation preference at September 30, 2000
   $3,026) ........................................       3,000         3,000
  Series C, 5,000 shares issued and outstanding
   (liquidation preference at September 30, 2000
   $502)...........................................         500           500
Common stock; $.001 par value, 80,000,000 shares
 authorized:
  42,780,492 and 42,019,426 shares issued and
   outstanding at September 30, 2000 and 1999,
   respectively....................................          43            42
Additional paid-in capital.........................     274,011       272,337
Accumulated deficit................................    (249,802)     (269,758)
Accumulated other comprehensive income.............          14             1
                                                      ---------     ---------
    Total stockholders' equity.....................      27,766         6,122
                                                      ---------     ---------
                                                      $  46,826     $  26,638
                                                      =========     =========

   The accompanying notes are an integral part of the consolidated financial statements

                       INTERNEURON PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Amounts in thousands except per share data)

                                                     For the years ended
                                                        September 30,
                                                  ---------------------------
                                                   2000      1999      1998
                                                  -------  --------  --------
Contract and license fee revenues................ $27,754  $  1,599  $  6,488
Costs and expenses:
  Cost of revenues...............................   3,024       200       --
  Research and development.......................   3,158    35,510    39,762
  Selling, general and administrative............   6,823    11,030    21,975
  Product withdrawal.............................  (1,757)      --        --
  Purchase of in-process research and
   development...................................     --      2,421       500
                                                  -------  --------  --------
  Total costs and expenses.......................  11,248    49,161    62,237
Income (loss) from operations....................  16,506   (47,562)  (55,749)
Investment income, net...........................   1,868     2,189     5,465
Equity in net income (loss) of unconsolidated
 subsidiary......................................     175       250    (4,040)
Gain on sale of equity securities................   1,550       --        --
Impairment of equity securities..................     --       (435)      --
Minority interest................................    (143)    6,980     3,839
                                                  -------  --------  --------
Income (loss) from continuing operations.........  19,956   (38,578)  (50,485)
Discontinued operations (see Note M):
  Loss from operations of InterNutria............     --        --    (17,151)
  Discontinuation of InterNutria.................     --        816    (2,326)
                                                  -------  --------  --------
Net Income (loss)................................ $19,956  $(37,762) $(69,962)
                                                  =======  ========  ========
Income (loss) per common share--basic and
 diluted:
  Income (loss) from continuing operations:
    Basic........................................ $  0.47  $  (0.92) $  (1.22)
    Diluted...................................... $  0.46  $  (0.92) $  (1.22)
  Loss from operations of InterNutria--basic and
   diluted.......................................     --        --   $  (0.41)
  Discontinuation of InterNutria--basic and
   diluted.......................................     --   $   0.02  $  (0.06)
  Net income (loss):
    Basic........................................ $  0.47  $  (0.90) $  (1.69)
    Diluted...................................... $  0.46  $  (0.90) $  (1.69)
  Weighted average common shares:
    Basic........................................  42,487    41,898    41,468
                                                  =======  ========  ========
    Diluted......................................  43,838    41,898    41,468
                                                  =======  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         (Dollar amounts in thousands)

                                                        Preferred
                                     Common Stock         Stock
                                 -------------------- --------------
                                                      Number         Additional
                                 Number of  Par Value   of            Paid-In
                                   Shares    Amount   Shares  Amount  Capital
                                 ---------- --------- ------- ------ ----------
Balance at September 30, 1997..  41,226,293    $41    244,425 $3,500  $255,693
Proceeds from exercise of stock
 options and warrants..........      17,500                               (125)
Proceeds from offering of
 Employee Stock
 Purchase Plan.................      14,726                                 85
Dividends on preferred stock...                                            (35)
Issuance of common stock for
 technology rights.............      57,310                               (787)
Gain on issuance of stock by
 subsidiary....................                                          2,212
Stock-based compensation and
 other.........................     501,188      1                      11,235
Comprehensive loss:
  Net loss.....................
  Unrealized net loss on
   marketable
   securities..................
  Total comprehensive loss.....
                                 ----------    ---    ------- ------  --------
Balance at September 30, 1998..  41,817,017     42    244,425  3,500   268,278
Proceeds from exercise of stock
 options.......................      14,400                                 12
Proceeds from offering of
 Employee
 Stock Purchase Plan...........      16,647                                 25
Dividends on preferred stock...                                            (35)
Stock-based compensation and
 other.........................     171,362                              4,057
Comprehensive loss:
  Net loss.....................
  Unrealized net loss on
   marketable
   securities..................
  Total comprehensive loss.....
                                 ----------    ---    ------- ------  --------
Balance at September 30, 1999..  42,019,426     42    244,425  3,500   272,337
Proceeds from exercise of stock
 options.......................     112,014                                462
Proceeds from offering of
 Employee
 Stock Purchase Plan...........      13,197                                 28
Dividends on preferred stock...                                            (35)
Stock-based compensation and
 other.........................     635,855      1                       1,219
Comprehensive income:
  Net income...................
  Unrealized net gain on
   marketable
   and equity securities.......
  Total comprehensive income...
                                 ----------    ---    ------- ------  --------
Balance at September 30, 2000..  42,780,492    $43    244,425 $3,500  $274,011
                                 ==========    ===    ======= ======  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.

                         (Dollar amounts in thousands)

                                        Accumulated      Treasury Stock
                                           Other     -----------------------
                          Accumulated  Comprehensive Number of Stockholders'  Total   Comprehensive
                            Deficit    Income (Loss)  Shares      Amount     Equity   Income (Loss)
                          -----------  ------------- --------- ------------- -------  -------------
Balance at September 30,
 1997...................  $ (162,034)       $85        70,483     $(1,276)   $96,009
Proceeds from exercise
 of stock options and
 warrants...............                              (15,000)        281        156
Proceeds from offering
 of Employee Stock
 Purchase Plan..........                                                          85
Dividends on preferred
 stock..................                                                         (35)
Issuance of common stock
 for technology rights..                              (55,483)        995        208
Gain on issuance of
 stock by subsidiary....                                                       2,212
Stock-based compensation
 and other..............                                                      11,236
Comprehensive loss:
  Net loss..............     (69,962)                                        (69,962)   $(69,962)
  Unrealized net loss on
   marketable
   securities...........                    (53)                                 (53)        (53)
                                                                                        --------
  Total comprehensive
   loss.................                                                                $(70,015)
                          ----------        ---       -------     -------    -------    ========
Balance at September 30,
 1998...................    (231,996)        32           --          --      39,856
Proceeds from exercise
 of stock options.......                                                          12
Proceeds from offering
 of Employee Stock
 Purchase Plan..........                                                          25
Dividends on preferred
 stock..................                                                         (35)
Stock-based compensation
 and other..............                                                       4,057
Comprehensive loss:
  Net loss..............     (37,762)                                        (37,762)   $(37,762)
  Unrealized net loss on
   marketable
   securities...........                    (31)                                 (31)        (31)
                                                                                        --------
  Total comprehensive
   loss.................                                                                $(37,793)
                          ----------        ---       -------     -------    -------    ========
Balance at September 30,
 1999...................    (269,758)         1           --          --       6,122
Proceeds from exercise
 of stock options.......                                                         462
Proceeds from offering
 of Employee Stock
 Purchase Plan..........                                                          28
Dividends on preferred
 stock..................                                                         (35)
Stock-based compensation
 and other..............                                                       1,220
Comprehensive income:
  Net income............      19,956                                          19,956    $ 19,956
  Unrealized net gain on
   marketable and equity
   securities...........                     13                                   13          13
                                                                                        --------
  Total comprehensive
   income...............                                                                $ 19,969
                          ----------        ---       -------     -------    -------    ========
Balance at September 30,
 2000...................  $(249,802)        $14           --      $    --    $27,766
                          ==========        ===       =======     =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)

                                                       For the years ended
                                                          September 30,
                                                    ---------------------------
                                                     2000      1999      1998
                                                    -------  --------  --------
Cash flows from operating activities:
  Net income (loss)...............................  $19,956  $(37,762) $(69,962)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
  Depreciation and amortization...................      206       933     2,409
  Minority interest in net income (loss) of
   consolidated subsidiaries......................      143    (6,980)   (3,839)
  Equity in (income) loss of unconsolidated
   subsidiary.....................................     (175)     (250)    4,040
  Purchase of in-process research and
   development....................................      --      2,421       --
  Loss on disposal of property and equipment......       25       --        --
  Gain on sale of equity securities...............   (1,550)      --        --
  Noncash compensation............................    1,184     4,437    11,624
  Impairment of equity securities.................      --        435       --
  Discontinuation of InterNutria .................      --       (816)    1,106
  Change in assets and liabilities, net of effects
   from deconsolidation:
   Accounts receivable............................      352       719      (139)
   Insurance claim receivable.....................   (8,435)      --        --
   Settlement deposit receivable..................   (1,757)      --        --
   Prepaid and other assets.......................    1,310      (795)      763
   Accounts payable...............................      (35)     (612)     (281)
   Deferred revenue...............................    3,000       --       (750)
   Accrued expenses and other liabilities.........   (4,495)   (4,507)  (11,969)
                                                    -------  --------  --------
Net cash provided by (used in) operating
 activities.......................................    9,729   (42,777)  (66,998)
                                                    -------  --------  --------
Cash flows from investing activities:
  Capital expenditures............................      (16)     (287)   (1,308)
  Proceeds from sales of property and equipment...       42       --        --
  Purchases of marketable securities..............  (13,773)   (4,971)  (28,992)
  Proceeds from maturities and sales of marketable
   securities.....................................    7,357    32,627    80,469
  Proceeds from sale of equity securities.........    1,755       --        --
  Cash of deconsolidated subsidiary...............      --     (4,679)      --
                                                    -------  --------  --------
Net cash (used in) provided by investing
 activities.......................................   (4,635)   22,690    50,169
                                                    -------  --------  --------
Cash flows from financing activities:
  Net proceeds from issuance of common and
   treasury stock.................................      491        37       242
  Net proceeds from issuance of stock by
   consolidated subsidiaries......................      --        677       201
  Proceeds from notes payable.....................      --        --        460
  Principal payments of notes payable.............      --       (136)     (122)
  Principal payments of capital lease
   obligations....................................      (68)     (467)     (442)
                                                    -------  --------  --------
Net cash provided by financing activities.........      423       111       339
                                                    -------  --------  --------
Net change in cash and cash equivalents...........    5,517   (19,976)  (16,490)
Cash and cash equivalents at beginning of period..   19,354    39,330    55,820
                                                    -------  --------  --------
Cash and cash equivalents at end of period........  $24,871  $ 19,354  $ 39,330
                                                    =======  ========  ========
Supplemental discolosure of financing and
 investing activities:
  Cash payments for interest......................  $     4  $    218  $    268
                                                    =======  ========  ========
  Property and equipment obtained through
   financing arrangements.........................  $    --  $     --  $    159
                                                    =======  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of the Business

  Interneuron Pharmaceuticals, Inc. ("Interneuron" or the "Company") is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late stage clinical development. The Company is currently developing or has certain rights to five compounds in clinical development: pagoclone for panic and generalized anxiety disorders, trospium for overactive bladder, IP 501 for cirrhosis of the liver, citicoline for ischemic stroke, and PRO 2000 for the prevention of sexually transmitted diseases and human immunodeficiency virus ("HIV") infection. In addition, the Company has other compounds in earlier stages of development, including PACAP (pituitary adenylate cyclase activating polypeptide) for respiratory diseases, diabetes, stroke and other neurodegenerative diseases.

  The Company has also engaged in the development of products and technologies through subsidiaries: CPEC LLC, a consolidated subsidiary, focused on the development of BEXTRA for congestive heart failure; Incara Pharmaceuticals Corporation ("Incara", formerly Intercardia, Inc.), a public company and a consolidated subsidiary through July 15, 1999, focused on cardiovascular disease and carbohydrate-based drug discovery; InterNutria, Inc. ("InterNutria"), a consolidated subsidiary, focused on dietary supplement products and Progenitor, Inc. ("Progenitor"), a consolidated subsidiary through August 11, 1997, focused on functional genomics using developmental biology. As of September 30, 1998, InterNutria was classified as a discontinued operation. Progenitor is being liquidated pursuant to Progenitor's December 1998 determination to discontinue operations. As of September 30, 1999, the Company determined to discontinue BEXTRA development and the operations of CPEC LLC. (See Note M.)

  On September 15, 1997, the Company and Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corp. ("AHP") announced a withdrawal of the weight loss medication Redux(TM) (dexfenfluramine hydrochloride capsules) C-IV. The market withdrawal of Redux resulted in the recognition of certain charges to operations and accrued liabilities in fiscal 1997. In addition, the Company has been named in, and has initiated, certain legal actions. (See Note G.)

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

B. Summary of Significant Accounting Policies

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

                       INTERNEURON PHARMACEUTICALS, INC.

  Cash, Cash Equivalents and Marketable Securities: The Company invests available cash primarily in short-term bank deposits, money market funds, U.S. commercial paper and domestic and foreign government securities. Cash and cash equivalents includes investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. At September 30, 2000 and 1999, all investments held were classified as "available-for-sale." Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income until realized. The fair value of these securities is based on quoted market prices.

  Property and Equipment: Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method based upon the following estimated useful lives:

   Office equipment............. 2 to 5 years
   Laboratory equipment......... 5 years
   Leasehold improvements....... Shorter of lease term or estimated useful life

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

  Accounting for Stock-Based Compensation: The Company adopted the disclosure-only alternative permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which changed measurement, recognition and disclosure standards for stock-based compensation. The Company measures stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations, including FASB Interpretation No. 44. The Company has disclosed pro forma net income and loss and pro forma net income and loss per share for fiscal 2000, 1999 and 1998 in Note H using the fair value method.

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

                       INTERNEURON PHARMACEUTICALS, INC.

  Comprehensive Income: Components of comprehensive income or loss are net income or loss and all other non-owner changes in equity such as the change in the cumulative gain or loss on marketable securities. The Company presents comprehensive income (loss) in its consolidated statements of stockholders' equity.

  Components of accumulated other comprehensive income or loss consist of the following:

                                                        September 30,
                                                  --------------------------
                                                   2000     1999      1998
                                                  ------- --------  --------
   Change in unrealized gains (losses) on
    marketable and equity securities............. $13,000 $(31,000) $(53,000)
                                                  ------- --------  --------
   Accumulated other comprehensive income
    (loss)....................................... $13,000 $(31,000) $(53,000)
                                                  ======= ========  ========

  Segment Information: The Company operates in one business segment, drug development and commercialization. The Company follows the requirements of SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information."

  Reclassification: Certain prior year amounts have been reclassified to conform with fiscal 2000 classifications.

  Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. Management believes the effect of adoption SFAS No. 133 will not have a significant impact on its financial statements. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company believes the adoption of SFAS No. 133 will not have a material impact on its financial statements.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies the SEC's views related to revenue recognition and disclosure. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101. The Company will adopt SAB 101 in the fourth quarter of fiscal 2001 and is presently determining the effect it will have on its financial statements.

C. Marketable Securities and Investment in Incara

 Marketable Securities

  Investments in marketable securities consisted of the following at September 30, 2000 and 1999:

                                           2000                  1999
                                   --------------------- ---------------------
                                                Market                Market
                                      Cost      Value       Cost      Value
                                   ---------- ---------- ---------- ----------
   State government obligations... $1,000,000 $1,000,000 $      --  $      --
   U.S. corporate notes...........  7,876,000  7,880,000  2,456,000  2,457,000
                                   ---------- ---------- ---------- ----------
                                   $8,876,000 $8,880,000 $2,456,000 $2,457,000
                                   ========== ========== ========== ==========

                       INTERNEURON PHARMACEUTICALS, INC.

  At September 30, 2000, gross unrealized gains and losses on marketable securities were $6,000 and $2,000, respectively. At September 30, 1999, gross unrealized gains were $1,000 and there were no gross unrealized losses. All marketable securities mature within one year of the balance sheet date on which they are reported.

 Investment in Incara

  At September 30, 2000, Investment in Incara was comprised of 482,011 shares of Incara common stock valued at $1,627,000.

  At September 30, 1999, Investment in Incara was comprised of the following:

    (i) 281,703 shares of Incara common stock valued at $185,000. In fiscal 1999, the Company recorded a charge to operations of $435,000 to write down its investment in Incara as the decline in value was deemed other than temporary.

    (ii) a receivable of $1,642,000 due from Incara, payable in Incara common stock, in February 2000 relating to the third payment for the May 8, 1998 sale of Transcell to Incara.

  See Note M.

D. Property and Equipment

  At September 30, 2000 and 1999, property and equipment consisted of the following:

                                                         2000         1999
                                                      -----------  -----------
   Office equipment.................................. $   976,000  $ 1,045,000
   Leasehold improvements............................     362,000      547,000
                                                      -----------  -----------
                                                        1,338,000    1,592,000
   Less: accumulated depreciation and amortization...  (1,192,000)  (1,189,000)
                                                      -----------  -----------
                                                      $   146,000  $   403,000
                                                      ===========  ===========

  Included in the above amounts are property and equipment under capital leases of $261,000 and $277,000 at September 30, 2000 and 1999, respectively, and related accumulated amortization of $257,000 and $201,000 at September 30, 2000 and 1999, respectively. Depreciation expense related to the assets under capital leases amounted to $60,000, $335,000, and $612,000 for the years ended September 30, 2000, 1999 and 1998, respectively. Assets financed through capital leases consist primarily of office and laboratory equipment. The Company paid $4,000, $137,000, and $173,000 in interest expense during the years ended September 30, 2000, 1999 and 1998, respectively, related to these capital leases.

  Depreciation and amortization expenses for the three years ended September 30, 2000, 1999 and 1998, were $206,000, $933,000, and $2,409,000, respectively.

                       INTERNEURON PHARMACEUTICALS, INC.

E. Accrued Expenses

  At September 30, 2000 and 1999, accrued expenses consisted of the following:

                                                           2000        1999
                                                        ----------- -----------
   Clinical and sponsored research..................... $ 2,499,000 $ 8,956,000
   Redux withdrawal....................................   7,604,000   7,641,000
   Compensation related................................   1,160,000   1,566,000
   Product license fees................................     950,000     100,000
   Redux product liability litigation legal fees.......   2,217,000         --
   Other...............................................   1,174,000   1,837,000
                                                        ----------- -----------
                                                        $15,604,000 $20,100,000
                                                        =========== ===========

F. Commitments and Obligations

  The Company leases its facilities, as well as certain laboratory equipment and furniture under non-cancelable operating leases. Rent expense under these leases was approximately $738,000, $1,974,000, and $2,290,000 for the years ended September 30, 2000, 1999 and 1998, respectively. The Company also leases certain property and equipment under capital leases.

  At September 30, 2000, the Company's future minimum payments under non-cancelable lease arrangements are as follows:

                                                              Operating  Capital
   Fiscal Year                                                  Leases   Leases
   -----------                                                ---------- -------
   2001...................................................... $  692,000 $2,000
   2002......................................................    687,000    --
   2003......................................................    376,000    --
   Thereafter................................................        --     --
                                                              ---------- ------
     Total lease payments.................................... $1,755,000  2,000
                                                              ==========
     Less: amount representing interest......................               --
                                                                         ------
     Present value of net minimum lease payments.............            $2,000
                                                                         ======

  The Company has guaranteed the first five years of the performance of Incara under a lease agreement for Incara Research Laboratory's (formerly Transcell) ("IRL") facilities. If Incara defaults on such lease agreement, the Company will become obligated to IRL's lessor. The remaining guaranteed obligation pursuant to such lease is approximately $1,551,000 from October 2000 through May 2002.

G. Withdrawal of Redux, Legal Proceedings, and Related Contingencies

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

  Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions, many of which purport to be class actions, in federal and state courts

                       INTERNEURON PHARMACEUTICALS, INC.

involving the use of Redux and other weight loss drugs. As a result of the rejection by the District Court (as defined below) of the proposed settlement agreement, the ongoing Redux-related litigation is proceeding against the company. The existence of such litigation, including the time and expenses associated with the litigation, may materially adversely affect the Company's business, including its ability to obtain sufficient financing to fund operations. Although the Company is unable to predict its expense, or the outcome of, any such litigation, such outcome may materially adversely affect the Company's future business, results of operations and financial condition.

  On September 27, 1999, the Company announced that the U.S. District Court for the Eastern District of Pennsylvania (the "District Court") rejected a proposed agreement among the Company and the Plaintiffs' Management Committee ("PMC") to settle all product liability litigation and claims against the Company related to Redux. The District Court found that the proposed settlement did not meet the requirements for limited fund class actions, as described by the Supreme Court in its June 23, 1999 decision in Ortiz v. Fibreboard Corp. ("Ortiz"). The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling and on April 3, 2000 the Company moved to dismiss such petition. Such motion was granted on April 25, 2000. In October 2000, the District Court returned $1,757,000 to the Company from the initial payment the Company made to the District Court pursuant to the proposed settlement. The Company reflected this amount at September 30, 2000 as a receivable and as a credit to costs and expenses under the caption product withdrawal.

  On November 23, 1999, the District Court preliminarily approved a proposed nationwide settlement of AHP's product liability litigation related to Redux and Pondimin. The Company is not a released party under this settlement.

  On November 20, 1998, December 30, 1998 and February 5, 1999, the Company's three product liability insurers filed actions against Les Laboratoires Servier ("Servier") and the Company in the District Court, pursuant to the federal interpleader statute. The aggregate limits of the three commercial excess insurance policies issued by the insurers to the Company is $40,000,000 in tiers of $20,000,000, $5,000,000 in excess of $20,000,000, and $15,000,000 in excess of $25,000,000. The insurers alleged that the Company asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation, and Servier, as an additional insured under these policies, asserted its right to claim against these policies. The insurers deposited the available proceeds up to the limits of their policies (the "Deposited Funds"), which are subject to ongoing claims by the Company and Servier, into the registry of the District Court. On May 3, 2000, the Company moved to dismiss such actions as moot in light of the District Court's rejection of the Company's proposed settlement and the dismissal of the Company's petition to appeal from such order. In October 2000, the District Court dismissed the interpleader actions and has issued or is expected to issue orders to return the Deposited Funds to the insurance companies. It is expected that the insurance companies will resume paying the Company's litigation expenses and reimburse the Company for litigation expenses previously paid by the Company.

  Reflected in the insurance claim receivable at September 30, 2000 of $8,435,000 is $6,218,000 which the Company paid through September 30, 2000 to the group of law firms defending the Company in the Redux-related product liability litigation and an additional $2,217,000 which the Company has accrued for services rendered by such law firms through September 30, 2000 (see "Part I, Item 3. Legal Proceedings"). The Company currently intends to pay such fees until the Company can be reimbursed out of the Deposited Funds. If the Company is unable to obtain reimbursement for this claim, the Company may incur charges to write-off all or a portion of the $8,435,000 insurance claim receivable.

                       INTERNEURON PHARMACEUTICALS, INC.

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

H. Stockholders' Equity

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

  Common Stock: During fiscal 1995, certain subsidiaries issued convertible preferred stock through private placements (the "Subsidiaries' Private Placements"). In connection with certain of the Subsidiaries' Private Placements, the Company issued 239,938 warrants to purchase shares of the Company's Common Stock exercisable at $4.63 per share until June 30, 1998, all of which were exercised or expired. Additionally, investors in the private placements had certain rights to cause the Company to purchase from them certain amounts of the convertible preferred stock deemed to be illiquid but in no circumstance for an amount greater than that initially paid by the investor (the "Put Protection Rights"). All of the Company's potential obligations under the Put Protection Rights expired without exercise.

  Stock Options and Warrants: The Company's 1989 Stock Option Plan (the "1989 Plan") expired in 1999, however incentive and non-qualified options granted to employees, officers, directors and consultants pursuant to the 1989 Plan which were outstanding as of the date of the 1989 Plan's expiration may be exercised until cancelled. Under the Company's 1994 Long-Term Incentive Plan (the "1994 Plan"), incentive and non-qualified options to purchase 6,000,000 shares may be granted. Under the 1998 Stock Option Plan (the "1998 Plan"), incentive and non-qualified options to purchase 1,500,000 shares may be granted. Under the Company's 2000 Stock Option Plan (the "2000 Plan"), incentive and non-qualified options to purchase 2,500,000 shares may be granted. Under the 1994 Plan, the 1998 Plan, and the 2000 Plan, and under the 1989 Plan prior to its expiration (collectively the "Option Plans"), employees and officers may be granted incentive and non-qualified options and directors and consultants may be granted non-qualified options. Persons who were executive officers or directors of the Company as of the date of adoption of the 1998 Plan are not eligible to receive grants under the 1998 Plan. The duration of each Plan is ten years. The term of each grant under the 1989, 1994, and 2000 Plans cannot exceed ten years and the term of each grant under the 1998 Plan cannot exceed seven years.

                       INTERNEURON PHARMACEUTICALS, INC.

  The Company has also granted outside of the Option Plans options to purchase shares of the Company's Common Stock ("Non-Plan Options"). At September 30, 2000, 100,000 Non-Plan Options were outstanding.

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

  Presented below under the caption "Stock Options" is all Plan and Non-Plan option activity and under the caption "Warrants" is all warrant activity:

                                  Stock Options               Warrants
                           ---------------------------- ----------------------
                                       Weighted Average             Warrant
                             Shares     Exercise Price   Shares      Price
                           ----------  ---------------- --------  ------------
Outstanding at
 September 30, 1997.......  5,082,074       $13.39       831,157  $4.63-$23.25
Granted...................  8,555,641       $ 6.97       155,000  $6.19-$ 7.13
Exercised.................     (5,000)      $ 5.88       (27,500)       $ 4.63
Cancelled................. (7,242,392)      $12.72      (146,157) $4.63-$23.25
                           ----------                   --------
Outstanding at
 September 30, 1998.......  6,390,323       $ 5.57       812,500  $5.00-$12.77
Granted...................    624,667       $ 3.74           --
Exercised.................    (14,400)      $ 0.83           --
Cancelled.................   (364,813)      $ 7.29           --
                           ----------                   --------
Outstanding at
 September 30, 1999.......  6,635,777       $ 5.31       812,500  $5.00-$12.77
Granted...................  4,406,750       $ 2.68           --
Exercised.................   (112,014)      $ 5.03           --
Cancelled................. (1,235,596)      $ 5.39       (62,500)       $12.77
                           ----------                   --------
Outstanding at
 September 30, 2000.......  9,694,917       $ 4.12       750,000  $5.00-$10.00
                           ==========                   ========

                       INTERNEURON PHARMACEUTICALS, INC.

  At September 30, 2000, stock options were outstanding and exercisable as follows:

                           Outstanding                         Exercisable
                ----------------------------------------   ------------------------
                               Weighted
                                Average       Weighted                   Weighted
  Range of                     Remaining      Average                    Average
  Exercise                    Contractual     Exercise                   Exercise
   Price         Number          Life          Price        Number        Price
  --------      ---------     -----------     --------     ---------     --------
 $1.53-$2.06      526,250      8.8 years        $1.92         50,000      $1.53
 $2.38-$3.56    3,292,125      9.4 years        $2.39        472,925      $2.46
 $3.63-$5.00    2,944,168      3.8 years        $4.21      2,275,668      $4.25
 $6.00-$8.75    2,877,374      4.9 years        $6.20      1,851,738      $6.22
$9.87-$20.12       55,000      5.3 years       $15.18         55,000      $5.18
                ---------                                  ---------
$1.53-$20.12    9,694,917      6.3 years        $4.12      4,705,331      $4.95
                =========                                  =========

  All outstanding options vest at various rates over periods up to four years and expire at various dates from April 26, 2001 to August 14, 2010. At September 30, 1999, 2,836,909 options were exercisable at a weighted average exercise price of $5.36. At September 30, 1998, 757,772 options were exercisable at a weighted average exercise price of $6.87.

  At September 30, 2000, warrants were outstanding and exercisable as follows:

         Range of                        Number                                    Number
      Exercise Prices                  Outstanding                               Exercisable
      ---------------                  -----------                               -----------
      $5.00-7.88                         250,000                                   215,004
          $10.00                         500,000                                   500,000
                                         -------                                   -------
                                         750,000                                   715,004
                                         =======                                   =======

  All outstanding warrants expire at various dates from September 16, 2001 to July 17, 2006 and have a weighted average exercise price of $8.84 per share.

  Restricted Stock Awards: As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management and other employees, the Company's Board of Directors adopted the 1997 Equity Incentive Plan in October 1997 (the "1997 Plan"). The 1997 Plan provides for the grant of restricted stock awards which entitle the plan participants to receive up to an aggregate of 1,750,000 shares of the Company's Common Stock upon satisfaction of specified vesting periods. As of September 30, 2000, restricted stock awards to acquire an aggregate of 1,736,918 shares had been granted, net of forfeitures, to employees of the Company primarily in consideration of services rendered by the employee to the Company and payment of the par value of the shares. The shares subject to the awards have been registered under the Securities Act of 1933 on a registration statement on Form S-8 and, accordingly, may be sold by the 1997 Plan participants immediately upon vesting of the shares. In accordance with the provisions of the 1997 Plan for automatic extension of vesting during Black-Out Periods, as defined in the 1997 Plan, vesting of the shares commenced in April 1998. Through September 30, 2000, 1,286,918 shares have vested and been issued by the Company under the 1997 Plan. Vesting continues through April 2002 on the 450,000 shares subject to awards at September 30, 2000.

  The Company has incurred and will continue to incur compensation expense from the date of grant of awards through the vesting period of shares subject to restricted stock awards. The charges relating to the restricted stock awards to acquire 1,736,918 shares are expected to aggregate approximately $15,000,000, the fair market value of the shares at the time of grant, of which approximately $14,000,000 was incurred in aggregate through fiscal 2000, and the remainder will be incurred through the final scheduled vesting periods in

                       INTERNEURON PHARMACEUTICALS, INC.

fiscal 2002. Such expense has been and is being allocated to research and development and selling, general and administrative expense.

  Employee Stock Purchase Plan: The Company's 1995 Employee Stock Purchase Plan (the "1995 Plan") covers an aggregate of 250,000 shares of Common Stock which is offered in one-year offerings (an "Offering"). Each Offering is divided into two six-month Purchase Periods (the "Purchase Periods"). Stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the last sale price of the Company's Common Stock on the first day of an Offering or the last day of the related Purchase Period. At September 30, 2000, 163,451 shares remain to be purchased under the 1995 Plan.

  Pro Forma Net Income (Loss) Information: Pro forma information regarding net income (loss) shown below was determined as if the Company and its consolidated subsidiaries had accounted for employee stock options and shares purchased under stock purchase plans under the fair value method of SFAS No.
123. The fair value of each option grant is estimated on the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                    2000      1999      1998
                                                  --------- --------- ---------
Dividend yield...................................        0%        0%        0%
Expected volatility..............................       90%       90%       90%
Risk-free interest rate.......................... 5.8%-6.6% 4.4%-5.8% 5.3%-5.6%
Expected option life.............................   3 years   4 years   4 years
  Weighted average grant date fair value:
  Interneuron:
    Options granted at fair market value.........     $1.38     $2.08     $3.87
    Options granted at greater than fair market
     value.......................................     $0.13       --        --
  Incara options granted at fair market value....       --      $3.89     $9.57

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

  For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income (loss) for the fiscal years ended September 30, 2000, 1999, and 1998 may not be representative of the pro forma effect on net income or loss in future years. The Company's pro forma information is as follows for the fiscal years ended September 30, 2000, 1999, and 1998:

                                  2000                    1999                        1998
                         ---------------------- --------------------------  --------------------------
                         As Reported Pro Forma  As Reported    Pro Forma    As Reported    Pro Forma
                         ----------- ---------- ------------  ------------  ------------  ------------
Net income (loss)....... $19,956,000 $9,742,000 $(37,762,000) $(49,408,000) $(69,962,000) $(83,043,000)
Net income (loss) per
 share--basic...........       $0.47      $0.23       $(0.90)       $(1.18)       $(1.69)       $(2.00)
Net income (loss) per
 share--diluted.........       $0.46      $0.22       $(0.90)       $(1.18)       $(1.69)       $(2.00)

  Call Options: In May 1997, the Company purchased in private transactions from Swiss Bank Corporation, London Branch ("SBC") capped call options, which were subsequently modified, on Interneuron Common Stock. As modified, these call options gave Interneuron the right to purchase from SBC up to a total of 1,240,000

                       INTERNEURON PHARMACEUTICALS, INC.

shares of Interneuron Common Stock at a strike price of $14.50. In exchange for the purchases of these call options, in lieu of cash purchase prices, the Company sold to SBC call options entitling SBC to purchase from the Company at a strike price of $36.00 per share, an aggregate of 2,000,000 shares of Interneuron Common Stock, 1,000,000 shares on each of December 30 and 31, 1999. All call options expired without exercise.

  Other: In addition to the 42,780,000 shares of Common Stock outstanding at September 30, 2000, there were approximately 17,850,000 shares of Common Stock reserved for issuance ("Reserved Common Shares"). Included in the number of Reserved Common Shares are the following: (i) 4,756,000 shares of Common Stock reserved for issuance upon conversion of the Company's authorized but unissued Preferred Stock; (ii) 622,000 shares of Common Stock issuable upon conversion of issued and outstanding Preferred Stock; (iii) 463,000 shares reserved for issuance under the 1997 Plan; (iv) 11,159,000 shares reserved for issuance under the Option Plans and the 1995 Plan, (of which approximately 9,595,000 stock options were outstanding, not all of which were vested); and (v) approximately 850,000 shares reserved for issuance from exercise of outstanding warrants and Non-Plan Options.

I. Income Taxes

  At September 30, 2000 and 1999, the significant components of the Company's deferred tax asset consisted of the following:

                                                       2000          1999
                                                   ------------  -------------
   Federal and state net operating loss
    carryforwards................................  $ 53,404,000  $  55,718,000
   Federal and state tax credit carryforwards....     4,802,000      4,647,000
   Capital loss carryforwards....................     8,338,000      7,160,000
   Accrued expenses..............................     8,620,000     10,602,000
   Investment in CPEC LLC........................     9,651,000      9,480,000
   Investment in unconsolidated subsidiaries.....    11,880,000     12,520,000
                                                   ------------  -------------
   Total deferred tax asset before valuation
    allowance....................................    96,695,000    100,127,000
   Valuation allowance against total deferred tax
    asset........................................   (96,695,000)  (100,127,000)
                                                   ------------  -------------
   Net deferred tax asset........................  $        --   $         --
                                                   ============  =============

  At September 30, 2000, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $137,000,000 which expire at various dates from 2004 to 2020. In addition, the Company had approximately $3,300,000 of tax credit carryforwards for federal income tax purposes expiring at various dates through 2015 and capital loss carryforwards of approximately $21,000,000 for federal income tax purposes expiring at various dates though 2005. The Company's ability to use the net operating loss carryforwards may be subject to limitations resulting from ownership changes as defined in the U.S. Internal Revenue Code. Approximately $12,500,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying disposition of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

  Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance.

                       INTERNEURON PHARMACEUTICALS, INC.

J. Earnings Per Share

  The following table sets forth the computation of basic and diluted earnings per share for the years ended September 30, 2000, 1999, and 1998:

                                          2000         1999          1998
                                       ----------- ------------  ------------
   Numerator for basic and diluted:
     Net income (loss)................ $19,956,000 $(37,762,000) $(69,962,000)
                                       =========== ============  ============
   Denominator for basic:
     Weighted average shares
      outstanding.....................  42,487,000   41,898,000    41,468,000
                                       =========== ============  ============
   Denominator for diluted:
     Weighted average shares
      outstanding.....................  42,487,000   41,898,000    41,468,000
     Stock options and stock issuable
      under employee compensation
      plans...........................     729,000          --            --
     Common stock issuable under
      outstanding convertible
      preferred stock.................     622,000          --            --
                                       ----------- ------------  ------------
                                        43,838,000   41,898,000    41,468,000
                                       =========== ============  ============
   Net income (loss) per common
    share--basic...................... $      0.47 $      (0.90) $      (1.69)
                                       =========== ============  ============
   Net income (loss) per common
    share--diluted.................... $      0.46 $      (0.90) $      (1.69)
                                       =========== ============  ============

  During the year ended September 30, 2000, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 9,312,648 shares of Common Stock at prices ranging from $2.38 to $20.13 with expiration dates ranging up to August 5, 2010; (ii) warrants to purchase 750,000 shares of Common Stock with exercise prices ranging from $5.00 to $10.00 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999.

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

                       INTERNEURON PHARMACEUTICALS, INC.

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

K. Related Party Transactions

  The Company and certain of its subsidiaries have or had agreements with certain directors, former directors and an officer who is not an employee of the Company and parties related to directors to provide technical and other consulting services. The total of such payments were approximately $225,000, $315,000, and $414,000 in fiscal 2000, 1999, and 1998, respectively. In addition to the above, (i) one related party was a principal investigator in a clinical trial and received approximately $34,000 in fiscal 1998 for services performed in that capacity and (ii) one director is the chairman and chief executive officer of an entity that provided product distribution services for certain InterNutria products to which InterNutria paid approximately $12,000 and $58,000 in fiscal 1999 and 1998, respectively.

  The Company made contributions of $55,000 and $147,000 in fiscal 1999 and 1998, respectively, to The Center for Brain Science and Metabolism Charitable Trust of which one of the Company's former directors was the scientific director.

L. Agreements

  Servier: In February 1990, the Company entered into a series of agreements, subsequently amended, with Les Laboratoires Servier ("Servier") under which the Company licensed U.S. marketing rights to Redux, in exchange for royalty payments of 11.5% of net product sales. Additionally, these agreements required the Company to purchase the bulk compound from an affiliate of Servier. Interneuron agreed to indemnify Servier under certain circumstances and Interneuron was required to name Servier as an additional insured on its product liability insurance policies. (See Note G.)

  American Home Products: In November 1992, the Company entered into an agreement with American Cyanamid Company (which subsequently was acquired by AHP) for the development and marketing in the U.S. of Redux. In connection with this agreement, AHP made certain milestone payments to the Company and purchased from the Company the Series B and C Preferred Stock which is outstanding at September 30, 2000 and 1999. Holders of Series B and C Preferred Stock are entitled to receive mandatory dividends of $.13 and $1.00 per share, respectively, payable at the election of the Company in cash or Common Stock. Such dividends are payable annually on April 1 of each year, accrue on a daily basis and are cumulative. Holders of Series B and C Preferred Stock are also entitled to a liquidation preference of $12.53 and $100.00 per share, respectively, plus accumulated and unpaid dividends. Holders of Series B and C Preferred Stock are entitled to convert such shares into an aggregate of 622,222 shares of Common Stock (a conversion price of $5.63 per share) subject to anti-dilution adjustments. Holders of the Series B and C Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders other than the election of directors, generally holding the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock are convertible. Additionally, the agreement with AHP provides for royalty payments to the Company based upon net sales of Redux and for AHP to share equally with the Company certain research and development expenses. AHP has the right to terminate its sublicense upon twelve months notice to the Company.

  On April 29, 1996, Redux received FDA clearance for marketing. The Company's license agreement with AHP required AHP to pay base royalties equal to 11.5% of AHP's net sales and additional royalties ranging

                       INTERNEURON PHARMACEUTICALS, INC.

from 5% of the first $50,000,000 of AHP's annual net sales if Redux is a scheduled drug to 10% of AHP's annual net sales over $150,000,000. On September 15, 1997, the Company and AHP announced a market withdrawal of Redux. (See Note G.)

  Boehringer: In November 1995, the Company entered into a manufacturing agreement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") under which Boehringer agreed to supply, and the Company agreed to purchase, all of the Company's requirements for Redux capsules. The contract contained certain minimum purchase, insurance and indemnification commitments by the Company and required conformance by Boehringer to the FDA's Good Manufacturing Practices regulations. (See Note G.)

  Ferrer: In January 1993, the Company licensed from Ferrer Internacional, S.A. ("Ferrer") exclusive rights in the U.S., Puerto Rico and Canada to certain uses of citicoline, a drug under development for potential treatment for ischemic stroke (the "Ferrer Agreement"). In June 1998, the Company amended its agreement with Ferrer to extend to January 31, 2002 the date upon which Ferrer may terminate the citicoline license agreement if FDA approval of citicoline is not obtained. The agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control. A license fee and future royalties on net sales of citicoline were consideration provided to Ferrer.

  In June 1998, the Company licensed to Ferrer, on a worldwide basis except for the U.S. and Canada, the use of Interneuron's patent rights relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In exchange for the license to Ferrer, Interneuron will be entitled to royalties from Ferrer on certain exports and sales of the solid form of citicoline in certain countries upon its approval in each relevant country.

  Takeda: In December 1999, the Company entered into an agreement with Takeda Chemical Industries, Ltd. ("Takeda"), subsequently amended, under which the Company licensed to Takeda exclusive U.S. and Canadian commercialization rights to citicoline (the "Takeda Agreement"). Under the Takeda Agreement, the Company received $13,000,000 in licensing and other payments, and was entitled to receive up to $60,000,000 in payments contingent upon the achievement of regulatory milestones, as well as royalties on net sales.

  The Takeda Agreement also provides an exclusive option to Takeda to negotiate a license for any one alternative Interneuron compound, excluding pagoclone and trospium, in the event Takeda decides to terminate the citicoline license following a review of the 899-person Phase 3 clinical trial. If Takeda exercises such exclusive option, Takeda has the right until April 1, 2001 to negotiate a license for the chosen compound and an additional six month period during which the Company may not offer the compound selected by Takeda to any other party on terms more favorable than those offered to Takeda without first re-offering such compound to Takeda on such new terms. If Takeda exercises its option, all rights to citicoline will be returned to the Company. In fiscal 2000, the Company recognized $10,000,000 of the Takeda payments as license fee revenue and $3,000,000 related to the product option as deferred revenue.

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

                       INTERNEURON PHARMACEUTICALS, INC.

  Aventis: In February 1994, the Company entered into a license agreement with Rhone-Poulenc Rorer, S.A. now Aventis S.A. ("Aventis"), granting the Company an exclusive worldwide license (subject to Aventis' option to obtain a sublicense in France) under Aventis' patent rights and know-how to manufacture, use and sell pagoclone. In exchange, the Company paid a license fee and agreed to pay Aventis' milestone payments and royalties based on net sales. Interneuron also assumed responsibility for all clinical trials and regulatory submissions relating to pagoclone.

  The license grants Interneuron the right to grant sublicenses on a worldwide basis, subject to Aventis' written approval of the sublicensee, which approval shall not be unreasonably withheld. The Company agreed to indemnify Aventis under certain conditions and to maintain product liability insurance. Either party may terminate the license agreement under certain conditions, including material breach, insolvency or bankruptcy of the other.

  Pfizer: In December 1999, the Company entered into an agreement with the Warner-Lambert Company, now Pfizer Inc. ("Pfizer"), under which it licensed to Pfizer exclusive worldwide rights to develop and commercialize pagoclone (the "Pfizer Agreement"). Under the Pfizer Agreement, in December 1999 the Company received from Pfizer an initial payment of $13,750,000 and in September 2000 a clinical milestone payment of $3,000,000 which were recognized as license fee revenues in fiscal 2000, and the Company is entitled to receive up to $57,000,000 in additional payments contingent upon the achievement of clinical and regulatory milestones. Pfizer also agreed to pay Interneuron royalties on net sales. Under the Pfizer Agreement, Pfizer is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis. Pursuant to the Aventis Agreement, Aventis is entitled to receive a portion of certain of the payments to be received by the Company from Pfizer. In fiscal 2000, the Company recognized $2,800,000 of the amounts received from Pfizer, and paid or due to Aventis, as cost of revenues.

  Madaus: In November 1999, the Company licensed exclusive U.S. rights from Madaus AG ("Madaus") to trospium chloride, an orally-administered prescription drug product for treatment for overactive bladder (urinary incontinence) in Europe. In exchange, the Company has agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. The Company is responsible for all clinical development and regulatory activities and costs related to the compound in the U.S.

  HeavenlyDoor.com: In June 2000, the Company licensed exclusive worldwide rights from HeavenlyDoor.com, Inc., formerly Procept, Inc. ("HDCI") to develop and market PRO 2000, a candidate topical microbicide used to prevent infection by HIV and other sexually transmitted pathogens, in exchange for an up front payment of $500,000, which was paid and charged to research and development expense in fiscal 2000, as well as future milestone payments and royalties on net sales. The Company is responsible for all remaining development and commercialization activities for PRO 2000.

  Lilly: In June 1997, the Company licensed to Eli Lilly & Company ("Lilly") worldwide, exclusive rights to Interneuron's patent covering the use of fluoxetine to treat certain conditions and symptoms associated with premenstrual syndrome ("PMS"). Lilly has received approval for fluoxetine to treat premenstrual dysphoric disorder ("PMDD"), a severe form of PMS, and has begun marketing the drug under the trade name Sarafem. The agreement provides for milestone payments and royalties based on net sales in the United States. The maximum aggregate royalty payments to Interneuron in any calendar year ranges from three to five million dollars and are conditioned upon the achievement of net sales above an annually escalating baseline. Royalties to the Company will terminate at the end of the first two consecutive quarters in which 70% or less of total Prozac prescriptions are "dispensed as written." The Company recognized in each of fiscal 2000 and fiscal 1999 $1,000,000 of milestone payments relating to the marketing approval of Sarafem in the United States and the United Kingdom as contract and license fee revenue.

                       INTERNEURON PHARMACEUTICALS, INC.

M. Subsidiaries

 Incara

  General

  Prior to fiscal 1997, Incara and Interneuron owned approximately 80% and 20%, respectively, of the outstanding common stock of CPEC, Inc. which had an exclusive, worldwide license to bucindolol, a non-selective beta-blocker currently under development for congestive heart failure. Bucindolol began a Phase 3 clinical trial, the Beta-blocker Evaluation of Survival Trial ("BEST"), for treatment of congestive heart failure in cooperation with the National Institutes of Health (the "NIH") and the Department of Veteran Affairs (the "VA") in April 1995. The NIH and VA agreed to provide up to $15,750,000 throughout the study and CPEC, Inc. was obligated to, and did, pay an additional $2,000,000, through September 30, 1998, and was obligated to fund other costs of the study including drug supply and clinical monitoring. CPEC, Inc. was party to two development agreements relating to bucindolol: (i) a December 1995 Development and Marketing Collaboration and License Agreement (the "Astra Merck Collaboration") with Astra Pharmaceuticals LP, formerly Astra Merck, Inc. ("Astra Merck") to provide for the development, commercialization and marketing in the U.S. of a twice-daily formulation of bucindolol; and (ii) a December 1996 agreement with BASF Pharma/Knoll AG ("Knoll") (the "Knoll Collaboration") to provide for the development, manufacture and marketing of bucindolol in all countries with the exception of the United States and Japan (the "Knoll Territory").

  The Astra Merck Collaboration was terminated in September 1998. Incara received $5,000,000 upon execution of the Astra Merck Collaboration, and paid Astra Pharmaceuticals LP $10,000,000 in December 1997, which had been accrued as a liability at September 30, 1997. During the fiscal year ended September 30, 1998 the Company recognized contract revenue of approximately $4,833,000 (including a $4,000,000 termination fee) from payments made by Astra Pharmaceuticals LP to Incara. During the fiscal year ended September 30, 1998 Astra Merck assumed additional liabilities of approximately $6,065,000 on Incara's behalf. These additional amounts did not impact the Company's Consolidated Statements of Operations, as they were offset against related expenses.

  The Knoll Collaboration related to both the twice-daily bucindolol formulation and a once-a-day bucindolol formulation. Knoll and Incara agreed to share the development and marketing costs of bucindolol in the Knoll Territory. In general, Knoll agreed to pay approximately 60% of certain development and marketing costs prior to product launch and Incara agreed to pay approximately 40% of such costs, subject to certain maximum dollar limitations. Knoll also agreed to pay approximately 60% of once-a-day formulation development costs that related solely to the Knoll Territory and approximately one-third that would have had worldwide benefit. Knoll and Incara were sponsoring a 2000 patient clinical trial in Europe known as BEAT (Bucindolol Evaluation after Acute myocardial infarction Trial). In August 1999 Knoll notified Incara that BEAT has been stopped and cancelled the Knoll Agreement.

  Transcell Merger

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

                       INTERNEURON PHARMACEUTICALS, INC.

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

  CPEC Exchange Transactions

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

  Pursuant to the Assignment and License Agreement CPEC LLC (i) assigned to Incara all its rights, and Incara assumed all of CPEC LLC's liabilities, under the Knoll Agreement, except for the Company's 19.9% portion of CPEC LLC's pre-CPEC Exchange Transactions liability to Knoll (approximately $270,000), and
(ii) licensed to Incara development and marketing rights in the Knoll Territory, subject to the Knoll Agreement. In exchange, Incara agreed to pay CPEC a royalty based on net sales of bucindolol in the Knoll Territory and 65%

                       INTERNEURON PHARMACEUTICALS, INC.

of a milestone payment payable by Knoll if net sales in the Knoll Territory exceed a specified amount. Under the LLC Agreement, any payments that would have been received by CPEC under the Assignment and License Agreement would be distributed to the Company.

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

  The Company has reflected the CPEC Exchange Transactions in its consolidated financial statements as of July 15, 1999 by removing from them the consolidated financial statements of Incara and commencing consolidation of only CPEC LLC. Interneuron used the purchase method of accounting for the acquisition of a majority and controlling interest in CPEC LLC and incurred a noncash charge of $2,421,000 for in-process research and development related to the CPEC Exchange Transactions in fiscal 1999. As of September 1999, the Company determined not to continue BEXTRA development and has reflected a liability of approximately $138,000 and $640,000 related to such decision at September 30, 2000 and 1999, respectively.

  The Company accounts for its approximately 5% equity investment in Incara using the cost method and any increases or temporary decreases in market value from the book value is reflected in accumulated other comprehensive income and any permanent decreases in market value from the book value is reflected as a charge to operations. (See Note C.)

 Progenitor

  Since August 1997, the Company has owned approximately 36% of Progenitor. In December 1998, Progenitor announced its intention to implement an immediate cessation of its operations. Progenitor did not have sufficient funds at that time to meet its obligations and was unable to raise additional funds. Progenitor's market valuation had been substantially reduced and the Company could not viably sell any of its holdings of Progenitor securities. As a result, the Company's investment in Progenitor was reduced to zero as of September 30, 1998. During the year ended September 30, 1998, the Company reported equity in Progenitor's net losses of approximately $4,040,000. The Company reflected a receivable from Progenitor of $250,000 at September 30, 1999 and increased this to $425,000 at September 30, 2000 reflecting estimated distributions to be made to from Progenitor's net cash resulting from Progenitor's sales of assets and payments of and provisions for estimated liabilities. These estimated dividends were recorded in income as equity in unconsolidated subsidiary in fiscal 1999 and 2000. For the fiscal year ended September 30, 1998, Progenitor's unaudited revenues and net loss were $485,000 and $13,916,000, respectively.

                       INTERNEURON PHARMACEUTICALS, INC.

 Transcell

  Until May 8, 1998, the date of the Transcell Merger (see "Incara" above), the Company consolidated the financial statements of Transcell. After May 8, 1998, Transcell was merged into Incara and operated as an Incara division called Incara Research Laboratories. Therefore, the results of Transcell continued to be included in the Company's Consolidated Results of Operations until the CPEC Exchange Transactions. The Company's ownership of Transcell was approximately 79% immediately prior to the Transcell Merger.

 InterNutria

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

  In January 1998, Interneuron sold, subject to repurchase rights which expired in April 1999, an aggregate of 10% of its InterNutria common stock to the executive officers of Interneuron for the par value of the InterNutria shares ($.0001 per share) which approximated fair market value of these shares at the time of the transaction. At September 30, 2000 and 1999, the Company owned approximately 76% of InterNutria's outstanding stock.

  In September 1998, the Company adopted a plan to discontinue the operations of InterNutria. Accordingly, the net losses from InterNutria's operations have been segregated from continuing operations and condensed and reported on a separate line on the statement of operations. In fiscal 1998, the Company recorded a charge of $2,326,000 for the discontinuation of InterNutria's operation. In fiscal 1999, the Company determined certain costs relating to the discontinuation of InterNutria would not be incurred and recorded a credit of $816,000 to discontinuation of InterNutria. At September 30, 1999, the assets of InterNutria were $2,000 and the liabilities were $37,326,000, including indebtedness to Interneuron of $37,054,000. At September 30, 2000, the assets of InterNutria were $1,000 and the liabilities were $147,000; indebtedness to Interneuron was deemed unpayable. All indebtedness to Interneuron is eliminated in the consolidated financial statements. InterNutria's intellectual assets have been sold and are not expected to generate any significant future revenues.

  Operating results of InterNutria, exclusive of charges relating to the discontinuation of operations and interest on intercompany debt, for the fiscal year ended September 30, 1998 are as follows:

                                                                      1998
                                                                  ------------
      Revenues................................................... $  2,567,000
      Operating expenses.........................................   19,701,000
                                                                  ------------
      Net loss from operations...................................  (17,134,000)
      Interest expense, net......................................      (17,000)
                                                                  ------------
      Net loss................................................... $(17,151,000)
                                                                  ============

N. Subsequent Event

  Takeda notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. Therefore, the Company has reacquired all rights to this compound. Takeda has indicated that it will exercise its option under the Takeda Agreement to negotiate a license in the U.S. and Canada for a back-up compound from the Company.

                                 EXHIBIT INDEX

 3.4      --Restated Certificate of Incorporation of Registrant, as amended(22)
 3.5      --By-Laws of Registrant(1)
 4.4      --Certificate of Designation establishing Series C Preferred Stock(10)
 4.8      --1997 Equity Incentive Plan and Form of Restricted Stock Award
           Agreement thereunder(25)
 10.5     --Consultant and Non-competition Agreement between the Registrant,
           Richard Wurtman, M.D.(17)
 10.6     --Assignment of Invention and Agreement between Richard Wurtman,
           M.D., Judith Wurtman and the Registrant(1)
 10.7     --Management Agreement between the Registrant and Lindsay Rosenwald,
           M.D.(1)
 10.9(a)  --Restated and Amended 1989 Stock Option Plan(4)
 10.11    --Restated Amendment to MIT Option Agreement(1)
 10.12(a) --Patent and Know-How License Agreement between the Registrant and
           Les Laboratoires Servier ("Servier") dated February 7, 1990
           ("License Agreement")(1)
 10.12(b) --Revised Appendix A to License Agreement(1)
 10.12(c) --Amendment Agreement between Registrant and Servier, Orsem and Oril
           Produits Chimiques dated November 19, 1992(2)(6)
 10.12(d) --Amendment Agreement dated April 28, 1993 between Registrant and
           Servier(19)
 10.12(e) --Consent and Amendment Agreement among Servier, American Home
           Products Corp. and Registrant(17)
 10.13    --Trademark License Agreement between the Registrant and Orsem dated
           February 7, 1990(1)
 10.14 --Supply Agreement between the Registrant and Oril Produits Chimiques dated February 7, 1990(1)(2)
 10.16    --Assignment of Invention by Richard Wurtman, M.D. (1)
 10.22(a) --License Agreement dated January 15, 1993, as amended, between the
           Registrant and Grupo Ferrer(2)(9)
 10.22(b) --Addendum and Second Amendment to License Agreement between the
           Registrant and Ferrer Internacional S.A., dated June 1, 1998(28)
 10.25    --License Agreement between the Registrant and the Massachusetts
           Institute of Technology(3)
 10.37    --License Agreement dated as of February 15, 1992 between the
           Registrant and Massachusetts Institute of Technology(5)
 10.40    --Patent and Know-How Sublicense and Supply Agreement between
           Registrant and American Cyanamid Company dated November 19,
           1992(2)(6)
 10.41    --Equity Investment Agreement between Registrant and American
           Cyanamid Company dated November 19, 1992(6)
 10.42    --Trademark License Agreement between Registrant and American
           Cyanamid Company dated November 19, 1992(6)
 10.44    --Consent Agreement between Registrant and Servier dated November 19,
           1992(12)
 10.45 --Agreement between Registrant and PAREXEL International Corporation dated October 22, 1992 (as of July 21, 1992)(2)(7)
 10.46    --License Agreement dated February 9, 1993 between the Registrant and
           Massachusetts Institute of Technology(2)(8)
 10.52    --License Agreement dated February 18, 1994 between Registrant and
           Rhone-Poulenc Rorer, S.A.(11)
 10.55    --Patent License Agreement between Registrant and Massachusetts
           Institute of Technology dated March 1, 1994(11)
 10.58    --Master Equipment Lease including Schedules and Exhibits between
           Phoenix Leasing and Registrant (agreements for Transcell and
           Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and Progenitor(12)
 10.59    --Exhibit D to Agreement between Registrant and Parexel International
           Corporation dated as of March 15, 1994(2)(12)

 10.60(a) --Acquisition Agreement dated as of May 13, 1994 among the
           Registrant, Intercardia, Inc., Cardiovascular Pharmacology
           Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the sellers named therein(13)
 10.60(b) --Amendment dated June 15, 1994 to the Acquisition Agreement(23)
 10.61    --License Agreement dated December 6, 1991 between Bristol-Myers
           Squibb and CPEC, as amended(2)(13)
 10.61(a) --Letter Agreement dated November 18, 1994 between CPEC and Bristol-
           Myers Squibb(14)
 10.65(a) --1994 Long-Term Incentive Plan, as amended(23)
 10.67    --Employment Agreement between Intercardia and Clayton I. Duncan with
           Registrant guarantee(25)
 10.68(a) --Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase
           Plan, as amended(19)
 10.71    --Securities Purchase Agreement dated June 2, 1995 between the
           Registrant and Reliance Insurance Company, including Warrant and exhibits(15)
 10.74 --Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings)(16)
 10.78    --Contract Manufacturing Agreement dated November 20, 1995 between
           Registrant and Boehringer Ingelheim Pharmaceuticals, Inc.(2)(17)
 10.83    --Co-promotion Agreement effective June 1, 1996 between Wyeth-Ayerst
           Laboratories and Interneuron Pharmaceuticals, Inc.(2)(18)
 10.84    --Master Consulting Agreement between Interneuron Pharmaceuticals,
           Inc. and Quintiles, Inc. dated July 12, 1996(18)
 10.85 --Amendment No. 1 dated July 3, 1996 to Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc. dated
           July 12, 1996(2)(18)
 10.86    --Lease Agreement between Transcell Technologies, Inc. and Cedar
           Brook Corporate Center, L.P., dated September 19, 1996, with
           Registrant guaranty(20)
 10.87    --Lease dated February 5, 1997 between Registrant and Ledgemont
           Realty Trust(21)
 10.89 --Form of ISDA Master Agreement by and between the Registrant and Swiss Bank Corporation, London Branch, together with Schedules thereto(23)
 10.90(a) --Form of Confirmation for Contract A entered into pursuant to ISDA
           Master Agreement by and between the Registrant and Swiss Bank
           Corporation, London Branch, together with appendix thereto(23)
 10.90(b) --Form of Confirmation for Contract B entered into pursuant to ISDA
           Master Agreement by and between the Registrant and Swiss Bank
           Corporation, London Branch, together with appendix thereto(23)
 10.90(c) --Letter Amendment dated September 18, 1997 to Confirmations filed as
           Exhibits 10.90(a) and 10.90(b)(26)
 10.91    --Form of Agreement regarding Registration Rights and Related
           Obligations to be entered into by and between Registrant and Swiss
           Bank Corporation, London Branch(23)
 10.92 --Research and Collaboration and License Agreement effective as of June 30, 1997 by and among Merck & Co., Inc., Transcell
           Technologies, Inc. and the Registrant (assigned to Intercardia as of May 8, 1998)(2)(24)
 10.93 --Form of Indemnification Agreement between Registrant and each director, executive officer and certain officers of the Registrant entered into as of October 6, 1997(26)
 10.94    --1998 Employee Stock Option Plan(27)
 10.95    --Agreement and Plan of Merger dated March 2, 1998 by and among
           Registrant, Intercardia, Inc. and Transcell Technologies, Inc.(28)
 10.95(a) --Waiver and Consent Agreement dated May 8, 1998 by and among
           Registrant, Intercardia and Transcell(28)
 10.96 --Assignment and Assumption and Royalty Agreement between Intercardia and Registrant dated May 8, 1998(29)
 10.97 --License Agreement between Registrant and the Administrators of the Tulane Educational Fund dated April 29, 1998(29)

 10.98  --Letter of Understanding between the Registrant and the Plaintiffs'
         Management Committee dated September 3, 1998(30)
 10.99  --Agreement of Compromise and Settlement, including Appendices, dated
         September 21, 1998, between the Registrant and the Plaintiffs'
         Management Committee(31)
 10.100 --Royalty Agreement between the Registrant and the Plaintiffs'
         Management Committee effective as of September 21, 1998(32)
 10.102 --Employment Agreement between Interneuron Pharmaceuticals, Inc. and
         Michael W. Rogers dated and effective as of February 23, 1999(34)
 10.103 --Employment Agreement between Interneuron Pharmaceuticals, Inc. and
         Bobby W. Sandage, Jr. dated and effective as of March 15, 1999(34)
 10.104 --Employment Agreement between Interneuron Pharmaceuticals, Inc. and
         Mark S. Butler dated and effective as of March 15, 1999(34)
 10.105 --Employment Agreement between Interneuron Pharmaceuticals, Inc. and
         Glenn L. Cooper, M.D. dated and effective as of May 1, 1999(34)
 10.106 --Agreement of Sublease between Interneruon Pharmaceuticals, Inc.,
         Sublandlord and Genta, Inc., Subtenant dated March 31, 1999(34)
 10.107 --Consent to Sublease dated March 31, 1999 by and among Ledgemont
         Realty Trust, Interneuron Pharmaceuticals, Inc., and Genta, Inc.(34)
 10.108 --Exchange Agreement dated July 15, 1999 between Intercardia, Inc. and
         Interneuron Pharmaceuticals, Inc.(35)
 10.109 --Amended and Restated Limited Liability Company Agreement of CPEC LLC
         dated July 15, 1999 among CPEC LLC, Interneuron Pharmaceuticals, Inc.
         and Intercardia, Inc.(35)
 10.110 --Assignment, Assumption and License Agreement dated July 15, 1999 by and between CPEC LLC and Intercardia, Inc.(35)
 10.111 --Extension of Term and Supplemental Agreement made as of July 7, 1999 by and between Interneuron Pharmaceuticals, Inc., and J. Howard &
         Associates(36)
 10.112 --Consent to Sublease dated as of July 9, 1999 by and between
         Interneuron Pharmaceuticals, Inc., and J. Howard & Associates and
         Ledgemont Realty Trust(36)
 10.113 --License Agreement effective as of November 26, 1999 between Madaus AG and Interneuron Pharmaceuticals, Inc.(37)(2)
 10.114 --License Agreement effective as of December 2, 1999 by and between
         Interneuron Pharmaceuticals, Inc. and Takeda Chemical Industries,
         Ltd.(37)(2)
 10.116 --License Agreement between Interneuron Pharmaceuticals, Inc. and
         Warner-Lambert Company effective as of December 23, 1999(38)(2)
 10.117 --License Agreement by and between HeavenlyDoor.com, Inc. and
         Interneuron Pharmaceuticals, Inc. dated June 14, 2000(39)(2)
 10.118 --Fiscal 2001 Senior Executive Bonus Plan, as adopted by the Board of
         Directors on September 13, 2000
 21     --List of Subsidiaries
 23     --Consent of PricewaterhouseCoopers LLP
 27     --Financial Data Schedule

--------

 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
 (2)  Confidential Treatment granted for a portion of this Exhibit.
 (3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
      September 30, 1990.
 (4)  Incorporated by reference to Post-Effective Amendment No. 2 to the
      Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed
      December 18, 1991.
 (5)  Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the period ended
      March 31, 1992.
 (6)  Incorporated by reference to the Registrant's Form 8-K dated November 30,
      1992.

 (6a) Incorporated by reference to Post-Effective Amendment No. 5 to the
      Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
 (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
 (8)  Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the period ended December 31, 1992.
 (9)  Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the period ended March 31, 1993.
 (10) Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the period ended June 30, 1993.
 (11) Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826).
 (12) Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the period ended March 31, 1994.
 (13) Incorporated by reference to the Registrant's Form 8-K dated June 20,
      1994.
 (14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
 (15) Incorporated by reference to the Registrant's Report on Form 8-K dated
      June 2, 1995.
 (16) Incorporated by reference to the Registrant's Report on Form 8-K dated
      August 16, 1995.
 (17) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
 (18) Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q or 10-Q/A for the period ended June 30, 1996.
 (19) Incorporated by reference to Amendment No. 1 to Registrant's Registration
      Statement on Form S-3 (File No. 333-1273) filed March 15, 1996.
 (20) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
 (21) Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the period ended December 31, 1996.
 (22) Incorporated by reference to Exhibit 3.5 of the Registrant's Quarterly
      Report on Form 10-Q for the period ended March 31, 1997.
 (23) Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the period ended March 31, 1997.
 (24) Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the period ended June 30, 1997.
 (25) Incorporated by reference to the Registrant's Form S-8 (File No. 333-
      40315) filed November 14, 1997.
 (26) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
 (27) Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the period ended December 31, 1997.
 (28) Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the period ended March 31, 1998.
 (29) Incorporated by reference to the Registrant's Quarterly Report on Form
      10-Q for the period ended June 30, 1998.
 (30) Incorporated by reference as to Exhibit 99.1 of Registrant's Form 8-K dated September 3, 1998.
 (31) Incorporated by reference as to Exhibit 99.2 of Registrant's From 8-K dated September 28, 1998.
 (32) Incorporated by reference as to Exhibit 99.3 of Registrant's Form 8-K dated September 28, 1998.
 (34) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
 (35) Incorporated by reference to Registrant's Form 8-K dated July 27, 1999.
 (36) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

 (37) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.
 (38) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999.
 (39) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.