Form 10-Q
period 2001-03-31
INTERNEURON PHARMACEUTICALS INC
filed 2001-05-15
CIK 854222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
                                _______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

                          Commission File No. 0-18728

                       INTERNEURON PHARMACEUTICALS, INC.
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                   04-3047911
----------------------------------          -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)              Number)

One Ledgemont Center, 99 Hayden Avenue
Lexington, Massachusetts                                   02421
----------------------------------------    -------------------------------
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

Class:                               Outstanding at May 11, 2001:
Common Stock $.001 par value         42,800,118 shares

                       INTERNEURON PHARMACEUTICALS, INC.

                              INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                        PAGE
                                                                      ----
Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2001
  and September 30, 2000............................................     3

Consolidated Statements of Operations for the Three and Six Months
  ended March 31, 2001 and 2000.....................................     4

Consolidated Statements of Cash Flows for the Six Months
  ended March 31, 2001 and 2000.....................................     5

Notes to Unaudited Consolidated Financial Statements................     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations...............................     9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..........................................    15

Item 4.  Submission of Matters to a Vote of Security Holders........    17

Item 6.  Exhibits and Reports on Form 8-K...........................    17

SIGNATURES..........................................................    18

Item 1.  Financial Statements

                       INTERNEURON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                    (Amounts in thousands except share data)


                                                        March 31,  September 30,
                                                          2001         2000
                                                          ----         ----

               ASSETS

Current assets:
  Cash and cash equivalents                           $  29,113    $  24,871
  Marketable securities                                   8,406        8,880
  Insurance claim receivable                              2,706        8,435
  Settlement deposit receivable                              --        1,757
  Prepaids and other current assets                         565        1,110
                                                      ---------    ---------
      Total current assets                               40,790       45,053

Investment in Incara                                        838        1,627
Marketable securities                                       500           --
Property and equipment, net                                  95          146
                                                      ---------    ---------
                                                      $  42,223    $  46,826
                                                      =========    =========

            LIABILITIES

Current liabilities:
  Accounts payable                                    $     169    $     122
  Accrued expenses                                       14,766       15,604
  Deferred revenue                                        3,000        3,000
  Current portion of capital lease obligations               --            2
                                                      ---------    ---------
      Total current liabilities                          17,935       18,728

Minority interest                                           341          332

       STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 shares
  authorized;
    Series B, 239,425 shares issued and outstanding
    at March 31, 2001 and September 30, 2000,
    respectively (liquidation preference at
    March 31, 2001 $3,041)                                3,000        3,000
    Series C, 5,000 shares issued and outstanding at
    March 31, 2001 and September 30, 2000,
    respectively (liquidation preference at March 31,
    2001 $504)                                              500          500
Common stock; $.001 par value, 80,000,000 shares
  authorized; 42,788,307 and 42,780,492 shares issued
  and outstanding at March 31, 2001 and September 30,
  2000, respectively                                         43           43
Additional paid-in capital                              274,595      274,011
Accumulated deficit                                    (253,544)    (249,802)
Accumulated other comprehensive income (loss)              (647)          14
                                                      ---------    ---------
      Total stockholders' equity                         23,947       27,766
                                                      ---------    ---------
                                                      $  42,223    $  46,826
                                                      =========    =========

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three and six months ended March 31, 2001 and 2000
                                  (Unaudited)
                 (Amounts in thousands except per share data)

                                                         Three months ended              Six months ended
                                                              March 31,                      March 31,
                                                      ----------------------        -----------------------
                                                         2001           2000           2001            2000
                                                      -------        -------        -------         -------

Revenues:
Royalty revenue                                       $   285        $    --        $   645         $    --
Contract and license fee revenue                           --             --             --          23,751
                                                      -------        -------        -------         -------
  Total revenues                                          285             --            645          23,751

Costs and expenses:
Cost of  revenues                                          58             --            130           2,051
Research and development                                1,157           (384)         2,198           2,276
General and administrative                              2,087          2,154          3,698           4,626
Product withdrawal                                       (618)            --           (618)             --
                                                      -------        -------        -------         -------
  Total costs and expenses                              2,684          1,770          5,408           8,953

Income (loss) from operations                          (2,399)        (1,770)        (4,763)         14,798

Investment income, net                                    566            502          1,073             793
Gain (loss) on investment securities                      (43)         1,550            (43)          1,550
Minority interest                                          (9)            --             (9)             --
                                                      -------        -------        -------         -------

Net income (loss)                                     $(1,885)       $   282        $(3,742)        $17,141
                                                      =======        =======        =======         =======

Net income (loss) per common share:
Basic                                                 $ (0.04)       $  0.01        $ (0.09)        $  0.41
Diluted                                               $ (0.04)       $  0.01        $ (0.09)        $  0.40

Weighted average common shares outstanding:
Basic                                                  42,781         42,414         42,781          42,221
                                                      =======        =======        =======         =======
Diluted                                                42,781         43,371         42,781          43,333
                                                      =======        =======        =======         =======


             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended March 31, 2001 and 2000
                                  (Unaudited)
                            (Amounts in thousands)

                                                      Six months ended March 31,
                                                      --------------------------
                                                         2001              2000
                                                      -------           -------
Cash flows from operating activities:
  Net income (loss)                                   $(3,742)          $17,141
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                          54               114
    (Gain) loss on investment securities                   43            (1,550)
    Gain on sales of property and equipment                --               (35)
    Minority interest in net loss of consolidated
     subsidiaries                                           9                --
    Noncash compensation                                  583               936
  Change in assets and liabilities:
    Accounts receivable                                    --               100
    Insurance claim receivable                          5,729            (2,459)
    Settlement deposit receivable                       1,757                --
    Prepaid and other assets                              545               117
    Accounts payable                                       47              (157)
    Deferred revenue                                       --             3,000
    Accrued expenses and other liabilities               (783)           (5,743)
                                                      -------           -------
Net cash provided by operating activities               4,242            11,464
                                                      -------           -------

Cash flows from investing activities:
  Capital expenditures                                     (3)               --
  Proceeds from sales of property and equipment            --                40
  Proceeds from sales of investment securities             --             1,756
  Purchases of marketable securities                   (3,982)           (6,914)
  Proceeds from maturities and sales of marketable
   securities                                           3,968             7,374
                                                      -------           -------
Net cash provided (used) by investing activities          (17)            2,256
                                                      -------           -------

Cash flows from financing activities:
  Net proceeds from issuance of common stock               19               478
  Principal payments of capital lease obligations          (2)              (42)
                                                      -------           -------
Net cash provided  by financing activities                 17               436
                                                      -------           -------

Net change in cash and cash equivalents                 4,242            14,156
Cash and cash equivalents at beginning of period       24,871            19,354
                                                      -------           -------

Cash and cash equivalents at end of period            $29,113           $33,510
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

B.  Basic and Diluted Income (Loss) Per Share
    -----------------------------------------

The following table sets forth the computation of basic and diluted income
(loss) per common share:


                                               Three months ended         Six months ended
                                                    March 31,                March 31,
                                          -------------------------  --------------------------
                                              2001          2000         2001            2000
                                          -----------   -----------  ------------   -----------
Numerator for basic and diluted
income (loss) per share:
 Net income (loss)                        $(1,885,000)  $   282,000  $ (3,742,000)  $17,141,000
                                          ===========   ===========  ============   ===========

Denominator for basic income (loss)
per share:
 Weighted average shares outstanding       42,781,000    42,414,000    42,781,000    42,221,000
                                          ===========   ===========  ============   ===========

Denominator for diluted income (loss)
per share:
 Weighted average shares outstanding       42,781,000    42,414,000    42,781,000    42,221,000
 Dilutive effect of:
 Shares issuable in connection with
   stock option plans                              --        46,000            --        42,000
 Shares issuable in connection with
   restricted stock awards                         --       289,000            --       448,000
 Shares issuable in connection with
   convertible preferred stock                     --       622,000            --       622,000
                                          -----------   -----------  ------------   -----------
 Weighted average shares outstanding -
   diluted                                 42,781,000    43,371,000    42,781,000    43,333,000
                                          ===========   ===========  ============   ===========

Net income (loss) per common share -
 Basic                                         ($0.04)  $      0.01        ($0.09)  $      0.41
                                          ===========   ===========  ============   ===========
 Diluted                                       ($0.04)  $      0.01        ($0.09)  $      0.40
                                          ===========   ===========  ============   ===========


   During the three month period ended March 31, 2001, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 5,907,790 shares of Common Stock at prices ranging from $3.13 to $20.13 with expiration dates ranging up to March 8, 2011; and (ii) warrants to purchase 750,000 shares of Common Stock with exercise prices ranging from $5.00
to $10.00 and with expiration dates ranging up to July 17, 2006.   Additionally,
during the three month period ended March 31, 2001, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 3,781,750 shares of Common Stock at prices ranging from $1.47 to $2.38 with expiration dates ranging up to August 14, 2010; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and
(iii) unvested Restricted Stock Awards of 450,000 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

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

   During the six month period ended March 31, 2001, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 9,145,790 shares of Common Stock at prices ranging from $2.38 to $20.13 with expiration dates ranging up to March 8, 2011; and (ii) warrants to purchase 750,000 shares of Common Stock with exercise prices ranging from $5.00 to $10.00 and with expiration dates ranging up to July 17, 2006. Additionally, during the six month period ended March 31, 2001, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows:
(i) options to purchase 543,750 shares of Common Stock at prices ranging from $1.47 to $2.06 with expiration dates ranging up to August 14, 2010;
(ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iii) unvested Restricted Stock Awards of 450,000 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

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

C.  Comprehensive Income (Loss)
    ---------------------------

Comprehensive income (loss) for the three and six month periods ended March 31, 2001 and 2000, respectively, is as follows:

                                      Three Months Ended March 31,           Six Months Ended March 31,
                                      ----------------------------         ------------------------------
                                          2001             2000                2001               2000
                                      -----------       ----------         -----------        -----------
Net income (loss)                     $(1,885,000)      $  282,000         $(3,742,000)       $17,141,000
Change in unrealized net
 gain or loss on marketable and
 equity securities                        (67,000)         914,000            (661,000)         1,153,000
                                      -----------       ----------         -----------        -----------
Comprehensive income (loss)           $(1,952,000)      $1,196,000         $(4,403,000)       $18,294,000
                                      ===========       ==========         ===========        ===========

D. Withdrawal of Redux, Legal Proceedings, and Related Contingencies
   -----------------------------------------------------------------

  On September 15, 1997, the Company and American Home Products Corp. ("AHP") announced a market withdrawal of the weight loss medication Redux, which was launched in June 1996. Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. Following the dismissal and the anticipated dismissal of Interneuron as a defendant in certain cases, the Company estimates that there will be fewer than 2,000 remaining cases. The existence of such litigation, including the time and expenses associated with the litigation, may materially adversely affect the Company's business, including its ability to obtain sufficient financing to fund operations. Although the Company is unable to predict its expense, or the outcome, of any such litigation, such expense or outcome may materially adversely affect the Company's future business, results of operations and financial condition.

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

  In fiscal 1999, the Company's three product liability insurers filed actions against Les Laboratoires Servier ("Servier") and the Company in the District Court, pursuant to the federal interpleader statute. The aggregate limit of the three commercial excess insurance policies issued by the insurers to the Company is $40,000,000. The insurers alleged that the Company asserted claims against these policies, a substantial portion of which has been used in the Company's defense of the litigation, and Servier, as an additional insured under these policies, asserted its right to claim against these policies. The insurers deposited the available proceeds up to the limits of their policies (the "Deposited Funds"), which are subject to ongoing claims by the Company and Servier, into the registry of the District Court. In October 2000, the District Court dismissed the interpleader actions and the Deposited Funds were subsequently returned to the insurance companies.

  In January 2001, the Company was reimbursed $8,419,000 for litigation expenses previously paid by the Company and for other Redux-related costs . Of this amount, $618,000 of other Redux-related costs are reflected in the Company's Statements of Operations for the three and six month periods ended March 31, 2001 as a credit under product withdrawal. Reflected in insurance claim receivable at March 31, 2001 of $2,706,000 is $1,441,000 which the Company paid through March 31, 2001 to the group of law firms defending the Company in the Redux-related product liability litigation and an additional $1,265,000 which the Company has accrued for services rendered by such law firms through March 31, 2001. The Company currently intends to continue paying such fees and to file claims for reimbursement from the insurance companies. The Company expects to be reimbursed for its ongoing insurance claims until the aggregate limits of its commercial excess insurance policies are paid.

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

E. Agreements
   ----------

  In January 2001, the Company exercised its option and entered into an agreement to license IP 501, an orally-administered anti-fibrotic purified phospholipid compound in Phase III development for the treatment and prevention of liver diseases, including alcohol and Hepatitis C-induced cirrhosis. In exchange for future milestone payments and royalties on net sales, the license agreement gives the Company rights to develop and commercialize IP 501 in the United States, Canada, Japan, Korea, and, under certain circumstances, Europe and other markets. The Company is responsible for all remaining clinical and regulatory development, manufacturing, and marketing of the compound in the licensed territory.

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

General
-------

 Description of Company

  Interneuron is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late-stage clinical development. The Company is currently developing or has certain rights to five compounds in clinical development: pagoclone for panic and generalized anxiety disorders, trospium for overactive bladder, IP 501 for liver diseases, citicoline for ischemic stroke, and PRO 2000 for the prevention of infection by the human immunodeficiency virus ("HIV") and for the prevention of sexually transmitted diseases. In addition, the Company has other compounds in earlier stages of development, including PACAP (pituitary adenylate cyclase activating polypeptide) for respiratory disease, diabetes, stroke and other neurodegenerative diseases.

 Pagoclone

  In December 1999, the Company entered into an agreement with Pfizer, Inc. ("Pfizer") (the "Pfizer Agreement"), under which it licensed to Pfizer exclusive, worldwide rights to develop and commercialize pagoclone. Under the Pfizer Agreement, Pfizer is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis. Under the Company's agreement with Aventis, S.A. ("Aventis"), Aventis is entitled to receive a portion of certain of the payments to be received by the Company from Pfizer. In January 2001, the Company announced the initiation by Pfizer of Phase II testing of pagoclone for generalized anxiety disorder. In August 2000, Pfizer initiated Phase III testing of pagoclone for panic disorder.

 Trospium

  In November 1999, the Company obtained an exclusive U.S. license to trospium, a prescription drug product currently marketed as a treatment for overactive bladder in Europe. Based on conversations with the U.S. Food and Drug Administration ("FDA"), the Company elected to conduct a standardized electrocardiograpic safety study which is recommended by the FDA for drugs in the pharmacological class of trospium. Additionally, based upon those discussions with the FDA, the Company believes that, in combination with the existing efficacy and safety data on trospium a single, successful 300-400 patient Phase III trial will be necessary and sufficient for submission of an NDA. On December 12, 2000, the Company filed an Investigational New Drug Application for trospium and commenced the safety study in the second quarter of fiscal 2001. Assuming positive results from this study, the Company expects to begin the Phase III trial in fiscal 2001.

 IP 501

  In January 2001, the Company exercised its option and entered into an agreement to license IP 501, an orally-administered anti-fibrotic purified phospholipid compound in Phase III development for the treatment and prevention of liver diseases, including alcohol and Hepatitis C-induced cirrhosis. In exchange for future milestone payments and royalties on net sales, the license agreement gives the Company rights to develop and commercialize IP 501 in the United States, Canada, Japan, Korea, and, under certain circumstances, Europe and other markets. The Company is responsible for all remaining clinical and regulatory development, manufacturing, and marketing of the compound in the licensed territory.

  IP 501 is currently being studied in an 800-patient Phase III clinical trial sponsored by the Veterans Administration. Data analysis from the trial is ongoing and the Company intends to announce the results of the trial when they become available to the Company. In January 2001, the Company announced the start of a 250-patient, government-funded Phase III trial designed to evaluate the safety and effectiveness of IP 501 in treating patients with Hepatitis C-associated cirrhosis.

  In April 2001, Takeda Chemical Industries Ltd. ("Takeda") exercised a previously granted option to negotiate a license to one of the Company's compounds ( see "Citicoline"). Takeda has designated IP 501 as such compound. Takeda will have a six month period during which the Company may not offer the compound selected by Takeda to any other party on terms more favorable than those offered to Takeda without first re-offering such compound to Takeda on such new terms. Upon the expiration of such six month period, in the event the Company has not entered into an agreement with Takeda, Takeda will have no further rights to IP 501.

 PRO 2000

  In June 2000, the Company licensed exclusive, worldwide rights to develop and market PRO 2000, a candidate topical microbicide to prevent infection by HIV and other sexually transmitted pathogens. In October 2000, dosing and follow-up for a Phase I/Phase II clinical trial of PRO 2000 was completed by the National Institutes of Health at sites in the U.S. and South Africa. No serious adverse events were reported, and a full analysis of the data is ongoing. Additional government-funded clinical testing is planned for 2001.

 Sarafem TM

  In June 1997, the Company licensed to Eli Lilly and Company ("Lilly") worldwide, exclusive rights to Interneuron's patent covering the use of fluoxetine to treat certain conditions and symptoms associated with premenstrual syndrome. Lilly received approval for fluoxetine to treat premenstrual dysphoric disorder and is marketing the drug under the trade name Sarafem. The agreement provides for milestone payments and royalties based on net sales in the United States. The maximum aggregate royalty payments to Interneuron in any calendar year range from three to five million dollars and are conditioned upon the achievement of net sales in the United States above an annually escalating baseline. Royalties to the Company will terminate at the end of the first two consecutive quarters in which 70% or less of total Prozac prescriptions are "dispensed as written." Based on a recent Federal Court of Appeals ruling, Lilly's composition of matter patent on fluoxetine will expire in the summer of 2001. Lilly has appealed the decision. If Lilly's appeal is not successful, potential royalty payments to the Company under this agreement may cease in early 2002.

 Citicoline

  In December 1999, the Company entered into an agreement with Takeda (the "Takeda Agreement"), subsequently amended, under which the Company licensed to Takeda exclusive U.S. and Canadian commercialization rights to citicoline. In December 2000, Takeda notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. Therefore, the Company has reacquired all rights to this compound. The Company does not intend to further develop citicoline unless it is able to find another partner to participate in such development. Takeda has exercised its option under the Takeda Agreement to negotiate a license of another one of the Company's compounds and has selected IP 501 as such compound.

 Redux

  Product Liability Litigation: On September 15, 1997, the Company announced a market withdrawal of its first prescription product, the weight loss medication Redux (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by American Home Products Corp. ("AHP"), the Company's licensee, in June 1996. Since the withdrawal of Redux, Interneuron has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions, some of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. To date, there have been no judgments against the Company. Following the dismissal and the anticipated dismissal of Interneuron as a defendant in certain cases, the Company estimates that there will be fewer than 2,000 remaining cases. See "Liquidity and Capital Resources -Analysis of Cash Flows" and " PART II. Item 1. Legal Proceedings."


Results of Operations
---------------------

  Fiscal 2001 revenues consisted of $285,000 and $645,000 of royalty revenue received from Lilly on sales of Sarafem in the three and six month periods ended March 31, 2001, respectively. Fiscal 2000 revenue in the six month period ended March 31, 2000 consisted of $23,751,000 in contract and license fee revenue, $13,750,000 of which was received from Pfizer pursuant to the Pfizer Agreement and $10,000,000 from Takeda pursuant to the Takeda Agreement. The Company reported no revenue in the three month period ended March 31, 2000.

  Cost of revenues of $58,000 and $130,000 in the three and six month periods ended March 31, 2001, respectively, consists primarily of amounts due or paid to Massachusetts Institute of Technology for its portion of the Sarafem royalty revenue. Cost of revenues of $2,051,000 in the six month period ended March 31, 2000 reflect payments to Aventis for its portion of the initial license payment received by the Company from Pfizer.

  Research and development expense increased $1,541,000 to $1,157,000 in the three month period ended March 31, 2001 from a negative $384,000 in the three month period ended March 31, 2000 and decreased $78,000, or 3%, to $2,198,000 in the six month period ended March 31, 2001 from $2,276,000 in the six month period ended March 31, 2000. The negative amount of research and development expense in the three month period ended March 31, 2000 (and contributing to a relative increase in research and development expense in the three and six month fiscal 2001 periods) was due primarily to credits to research and development expenses of approximately $1,350,000 included in the three and six month fiscal 2000 periods reflecting the reversal of costs accrued relative to the Phase 3 citicoline clinical trial which were determined to be unnecessary and for a reversal of accrued expense related to pagoclone development which was determined to be unnecessary subsequent to entering into the Pfizer Agreement. Additionally affecting the increase in research and development expense in the three month period are expenses for the development of trospium and PRO 2000, partially offset by reduced payroll and employee-related expenses resulting from reductions in staffing. Additionally affecting the decrease in research and development expenses in the six month period are the absence of citicoline-related expenses and reduced payroll and employee-related expenses resulting from reductions in staffing in fiscal 2001, partially offset by increased expenses for the development of trospium and PRO 2000 in fiscal 2001.

  General and administrative expense decreased $67,000, or 3%, to $2,087,000 in the three month period ended March 31, 2001 from $2,154,000 in the three month period ended March 31, 2000 and decreased $928,000, or 20%, to $3,698,000 in the six month period ended March 31, 2001 from $4,626,000 in the six month period ended March 31, 2000. These decreases were primarily due to reduced expense related to restricted stock awards granted pursuant to the Company's 1997 Equity Incentive Plan and reduced payroll and employee-related expenses resulting from reductions in staffing, partially offset by increased legal and consulting costs related to the Company's lawsuit against AHP. Additionally, the six month period reflected a reduction from tax expense recorded in fiscal 2000 period related the net income resulting from the license fees received from Takeda and Pfizer.

  The product withdrawal credit of $618,000 reflected in the three and six month periods ended March 31, 2001 relates to the insurance reimbursement of certain Redux-related costs included in the insurance claim payment received by the Company in January 2001.

  Investment income, net increased $64,000, or 13%, to $566,000 in the three month period ended March 31, 2001 from $502,000 in the three month period ended March 31, 2000 and increased $280,000, or 35%, to $1,073,000 in the six month period ended March 31, 2001 from $793,000 in the six month period ended March 31, 2000. The increase in the three month period is primarily due to higher yields on slightly lower average invested balances. The increase in the six month period is primarily due to higher yields on higher average invested balances.

  Gain on investment securities of $1,550,000 in the three and six month periods ended March 31, 2000 resulted from the Company's sale of 288,000 shares of Incara Pharmaceuticals Corporation ("Incara") stock and the loss on investment securities of $43,000 in the three and six month periods ended March 31, 2001 related to Incara stock.

  For the three month period ended March 31, 2001, the Company had a net loss of ($1,885,000), or ($0.04) per share, diluted, compared to net income of $282,000, or $0.01 per share, diluted, for the three month period ended March 31, 2000. For the six month period ended March 31, 2001, the Company had a net loss of ($3,742,000), or ($0.09) per share, diluted, compared to net income of $17,141,000, or $0.40 per share, diluted, for the six month period ended March 31, 2000. These changes from net income to net loss were primarily the result of the items discussed above. The major factor for the change in the six month period is the absence of contract and license fee revenue from Takeda and Pfizer reflected in the fiscal 2000 six month period. The Company currently expects to incur loses for its consolidated operations in fiscal 2001.

Liquidity and Capital Resources
-------------------------------

    Cash, Cash Equivalents and Marketable Securities

  At March 31, 2001, the Company had consolidated cash, cash equivalents and marketable securities of $38,019,000 compared to $33,751,000 at September 30, 2000. This increase of $4,268,000 is primarily due to the receipt of $8,419,000 in January 2001 of insurance claims, net of approximately $3,000,000 of payments, relating to the group of legal firms representing the Company in its product liability litigation, and $1,757,000 returned to the Company from the District Court and reflected at September 31, 2000 as settlement deposit receivable, partially offset by the funding of the Company's net loss of ($3,742,000) and operations for the six month period ended March 31, 2001. See "Analysis of Cash Flows" and "Part II, Item 1. Legal Proceedings."

  While the Company believes it has sufficient cash for currently planned expenditures for the next twelve months, based on certain assumptions relating to operations and other factors, excluding any settlements of the Redux-related litigation by and against the Company, it will require additional funds after such time. The Company does not currently have sufficient funds to fully develop and commercialize any of its current products and product candidates and will require additional funds or corporate collaborations for the development and commercialization of its compounds in development, as well as any new businesses, products or technologies acquired or developed in the future. The Company has no commitments or arrangements to obtain such funds. If such funds are not available, the Company will be required to further reduce its operations and delay development and regulatory efforts. As a result of the uncertainties and costs associated with the Redux-related litigation, market conditions and other factors generally affecting the Company's ability to raise capital, there can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements or that any financing will be available on terms favorable or acceptable, or at all.


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


     Analysis of Cash Flows

  Reflected in insurance claim receivable at March 31, 2001 of $2,706,000 is $1,441,000 which the Company paid to the group of law firms defending the Company in the Redux-related product liability litigation and an additional $1,265,000 which the Company owes to such law firms for services rendered through March 31, 2001 (see "Part II, Item 1. Legal Proceedings"). In January 2001, the Company received an $8,419,000 payment of insurance claims. The Company is currently paying these law firms' fees at the rate of approximately $1,600,000 per quarter and expects to be reimbursed for its ongoing insurance claims, until the maximum aggregate limits of the Company's commercial excess insurance policies are paid.

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

PART II - Other Information

Item 1.   Legal Proceedings
          -----------------

  Product Liability Litigation: Subsequent to the market withdrawal of Redux in September 1997, the Company has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiffs' allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen-phen"), causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the Federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. To date, there have been no judgments against the Company. Following the dismissal and the anticipated dismissal of Interneuron as a defendant in certain cases, the Company estimates that there will be fewer than 2,000 remaining cases.

  Rejected Settlement: On September 27, 1999, the Company announced that the District Court rejected a proposed agreement among the Company and the Plaintiffs' Management Committee in the Multidistrict Litigation to settle all product liability litigation and claims against the Company related to Redux. The District Court found that the proposed settlement did not meet the requirements for limited fund class actions, as described by the Supreme Court in its June 23, 1999 decision in Ortiz v. Fibreboard Corp. The District Court also vacated the stays of pending and future litigation that were previously in effect. The Company filed a petition with the U.S. Court of Appeals for the Third Circuit on October 12, 1999, seeking review of the District Court's ruling and on April 13, 2000 moved to dismiss such petition. The motion was granted on April 25, 2000. As a result of the District Court's rejection of the proposed settlement agreement, the ongoing Redux-related litigation is proceeding against the Company.

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

  The Company's annual meeting of stockholders was held on March 7, 2001. At the meeting (i) all seven director nominees were elected; and (ii) the appointment of PricewaterhouseCoopers LLP as the independent auditors was ratified.

  (i) The following Directors were elected for a one-year term by the votes indicated:

Glenn L. Cooper, M.D., 33,666,012 for, 319,936 against; Harry J. Gray, 33,665,912 for, 320,036 against; Alexander M. Haig, Jr., 33,665,112 for, 320,836 against; Malcolm Morville, Ph.D., 33,665,312 for, 320,636 against; Lindsay A. Rosenwald, M.D., 33,666,012 for, 319,936 against; Lee J. Schroeder, 33,666,012 for, 319,936 against; and David B. Sharrock, 33,666,012 for, 319,936 against.

  (ii) The appointment of PricewaterhouseCoopers LLP was ratified by a vote of 33,903,276 for, 41,535 against, and 41,137 abstaining.

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K for the three month period ended March 31, 2001.

                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERNEURON PHARMACEUTICALS, INC.


Date: May 15, 2001             By: /s/ Glenn L. Cooper
                                  --------------------------------
                                   Glenn L. Cooper, M.D., President, Chairman
                                   and Chief Executive Officer
                                   (Principal Executive Officer)


Date: May 15, 2001             By: /s/ Michael W. Rogers
                                  --------------------------------
                                   Michael W. Rogers, Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)


Date: May 15, 2001             By: /s/ Dale Ritter
                                  --------------------------------
                                   Dale Ritter, Senior Vice President, Finance
                                   (Principal Accounting Officer)