Form 10-K
period 2001-09-30
INTERNEURON PHARMACEUTICALS INC
filed 2001-12-13
CIK 854222

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the fiscal year ended September 30, 2001 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for the transition period from     to

                          Commission File No. 0-18728

                       Interneuron Pharmaceuticals, Inc.

            (Exact name of registrant as specified in its charter)

                      Delaware
                   (State or other
                   jurisdiction of             04-3047911
                  incorporation or          (I.R.S. Employer
                    organization)        Identification Number)
                One Ledgemont Center           02421-7966
                  99 Hayden Avenue             (Zip Code)
                    Lexington, MA
                (Address of principal
                 executive offices)

      Registrant's telephone number, including area code: (781) 861-8444

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and non-voting common equity (excluding preferred stock convertible into and having voting rights on certain matters equivalent to 622,222 shares of Common Stock) held by non-affiliates of the registrant was approximately $231,000,000, based on the last sales price of the Common Stock as of December 5, 2001. Shares of Common Stock held by each executive officer and director, by each person who beneficially owns 10% or more of the outstanding Common Stock, and individuals or entities related to such persons have been excluded. This determination of affiliate status may not be conclusive for other purposes.

   As of December 7, 2001, 43,283,016 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement for the fiscal year ended September 30, 2001 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index beginning on page number 46 hereto.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

Note Regarding Forward Looking Statements

   Statements in this Form 10-K that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These and other forward-looking statements made by the Company in reports that we file with the Securities and Exchange Commission, press releases, and public statements of our officers, corporate spokespersons or our representatives are based on a number of assumptions and relate to, without limitation: the Company's ability to successfully develop, obtain regulatory approval for and commercialize any products; its ability to enter into corporate collaborations or to obtain sufficient additional capital to fund operations; and the Redux(TM)- related litigation. The words "believe," "expect," "anticipate," "intend," "plan," "estimate" or other expressions which predict or indicate future events and trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties and such forward looking statements may turn out to be wrong. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, this Form 10-K. These factors include, but are not limited to: the early stage of products under development; uncertainties relating to clinical trials, regulatory approval and commercialization of the Company's products; dependence on third parties for manufacturing and marketing; competition; need for additional funds and corporate partners; history of operating losses and expectation of future losses; product liability; risks relating to the Redux-related litigation; government regulation; risks associated with contractual arrangements; limited patents and proprietary rights; dependence on key personnel; uncertainty regarding pharmaceutical pricing and reimbursement and other risks. The forward-looking statements represent the Company's judgment and expectations as of the date of this Report. The Company assumes no obligation to update any such forward-looking statements. See "Risk Factors."

   Unless the context indicates otherwise, "Interneuron" and the "Company" refer to Interneuron Pharmaceuticals, Inc. and "Common Stock" refers to the common stock, $.001 par value per share, of Interneuron.

ITEM 1. Business

(a) General Description of Business:

   Interneuron is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late stage clinical development. The Company is currently developing or has certain rights to six compounds, listed in order of development stage: pagoclone for panic and generalized anxiety disorders ("GAD"), trospium for overactive bladder, IP 501 for cirrhosis of the liver, citicoline for ischemic stroke, PRO 2000 for the prevention of infection by the human immunodeficiency virus ("HIV") and other sexually transmitted pathogens, and dersalazine for inflammatory bowel disease ("IBD").

   The Company seeks to acquire, develop and commercialize a portfolio of pharmaceutical products for a range of therapeutic indications. The key elements to Interneuron's business strategy include: 1) identifying products with broad applications and large, unsatisfied markets, 2) acquiring clinical and late pre-clinical stage compounds, including products with clinical data or market experience outside the U.S., 3) defining pathways for these compounds through the clinic and to market, 4) adding value to acquired products through clinical testing and regulatory review activities and competencies, and 5) commercializing products independently or through selective corporate partnerships that will help ensure the timely penetration of target markets. The Company's strategy is both systematic and opportunistic across a range of products and therapeutic areas arising from a variety of partners including biopharmaceutical, regional pharmaceutical, and multi-national pharmaceutical firms, as well as academic and government institutions. Within these relationships, Interneuron attempts to leverage its capabilities, expertise, resources, and shared commitment to maximize the potential of each therapeutic product.

   Pagoclone, the Company's lead product, is a novel GABA (gamma amino butyric acid) receptor agonist in development for the treatment of anxiety disorders. In December 1999, the Company licensed worldwide development and commercialization rights to Warner-Lambert Company, now Pfizer Inc. ("Pfizer") in exchange for up-front, milestone, and royalty payments. Pfizer is currently conducting a Phase III clinical trial in panic disorder and multiple Phase II trials in generalized anxiety disorder with pagoclone. To date, preclinical and clinical testing have shown pagoclone to have promise in the treatment of anxiety disorders. Based on the mechanism of action of pagoclone as a potent agonist of the GABA receptor, the compound has the potential for a rapid onset of anxiolytic effect. Also, preclinical and clinical data suggest the potential to avoid the side effects commonly seen with other drugs currently used to treat anxiety disorders.

   Trospium is a muscarinic receptor antagonist in Phase III development by the Company as a treatment for overactive bladder. Trospium works by relaxing smooth muscle tissue in the bladder, thus decreasing bladder contractions. The Company's Phase III trial, a double-blind, placebo controlled study in approximately 500 patients, is expected to conclude in the fall of 2002. If the trial is successful, the Company plans to file a New Drug Application ("NDA") shortly thereafter. The Company in-licensed rights to develop and commercialize trospium in the United States from Madaus AG ("Madaus"), a German pharmaceutical company. Trospium is currently marketed in Europe, where it is one of the leading treatments for overactive bladder.

   In December 2000, the Company exercised an option and licensed an orally administered, anti-fibrotic compound known as IP 501 for the treatment and prevention of cirrhosis of the liver. Data analysis of a Phase III trial with IP 501 in alcoholic cirrhosis is ongoing by the Department of Veterans Affairs (the "Veterans Administration"), and in January 2001, the National Institutes of Health ("NIH") initiated a Phase III trial with this compound in Hepatitis C-associated cirrhosis. The Company is awaiting results of the Veterans Administration-sponsored study before beginning any further development of the product.

   Citicoline has been under development as a treatment for ischemic stroke. Based on the data from three Phase III trials with citicoline conducted by the Company, the Company believes that additional clinical testing is required before an NDA can be submitted. In December 2000, the Company's development partner, Takeda Chemical Industries, Ltd. ("Takeda"), notified the Company of its decision not to participate in the further development of citicoline. Therefore, the Company has reacquired all rights to this compound. The Company does not intend to develop citicoline further by itself unless it is able to find another partner to participate in such development.

   PRO 2000 is a topical microbicide in development for the prevention of the sexual transmission of HIV and other sexually-transmitted diseases ("STDs"). Government-sponsored Phase I and Phase I/II studies in both healthy and HIV-positive women have shown PRO 2000 to be well-tolerated. Multiple additional clinical trials in HIV prevention are expected to begin in 2002, including a Phase II trial sponsored by the European Commission and a Phase II/III trial to be conducted by the NIH in approximately 10,000 women in Africa and India.

   In September 2001, the Company acquired worldwide rights to dersalazine, an anti-inflammatory compound in clinical development to treat IBD, which includes ulcerative colitis and Crohn's disease. The Company believes that dersalazine, a new chemical entity combining potent activity against several inflammatory cytokines, such as TNF-alpha, with the standard first line therapy for IBD, 5-aminosalicylic acid ("5-ASA"), has the potential to be the next generation first line therapy for mild to moderate IBD. The Company acquired dersalazine from J. Uriach & Cia., S.A. ("Uriach"), a Spanish pharmaceutical company. The Company expects to complete a multiple-dose Phase I clinical study for dersalazine and initiate Phase II trials in ulcerative colitis in 2002.

   Under an agreement with Eli Lilly and Company ("Lilly"), the Company receives royalties on net sales in the U.S. of Sarafem(TM), a treatment for premenstrual dysphoric disorder ("PMDD"), a severe form of premenstrual syndrome ("PMS"). The Company expects to continue to receive royalties on the net sales of Sarafem until March 2002.

   On May 30, 2001, the Company entered into the Indemnity and Release Agreement with American Home Products Corporation ("AHP") related to product liability cases filed against the Company concerning Redux (the "AHP Indemnity and Release Agreement"). Redux (dexfenfluramine hydrochloride capsules) C-IV, a prescription weight loss medication, was launched by AHP in June 1996 and withdrawn from the market in September 1997, following which the Company has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions involving the use of Redux and other weight loss drugs.

   The AHP Indemnity and Release Agreement provides for indemnification and funding by AHP as follows: (i) complete indemnification for plaintiffs who have already opted out of AHP's national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension, (ii) all future legal costs related to the Company's defense of Redux-related product liability cases, and (iii) additional insurance coverage to supplement the Company's existing policies. In exchange, the Company agreed to dismiss its suit against AHP filed in January 2000, its appeal from the order approving AHP's national class action settlement of diet drug claims, and its cross-claims against AHP related to Redux product liability legal actions. The Company believes that the provisions of this agreement, combined with the Company's existing product liability insurance, are sufficient to address the Company's potential remaining Redux product liability exposure.

   The Company was incorporated in Delaware in March 1990. The Company's executive offices are located at One Ledgemont Center, 99 Hayden Avenue, Lexington, Massachusetts 02421-7966.

(b) Financial Information about Industry Segments

   The Company operates in only one business segment.

(c) Narrative Description of Business

                                   PRODUCTS

   The following table summarizes, in order of development stage, the products under development by the Company or to which the Company has certain rights, including product name, indication/use, regulatory status and commercial rights held by the Company with respect to each product. For a more detailed description of each product, see the product descriptions following the chart.

Product Name Indication/Use                Regulatory Status *             Commercial Rights
------------ --------------                -------------------             -----------------
Pagoclone    Panic and Generalized Anxiety Phase III in panic disorder;    Worldwide; licensed to Pfizer
             Disorders                     Phase II in generalized anxiety
                                           disorder
Trospium     Overactive bladder            Phase III                       U.S.
IP 501       Cirrhosis of the liver        Phase III                       U.S., Canada, Japan and Korea
Citicoline   Ischemic stroke               Phase III                       U.S. and Canada
PRO 2000     Prevention of HIV and         Phase II                        Worldwide
             sexually transmitted diseases
Dersalazine  Inflammatory bowel disease    Phase I                         Worldwide

--------

* See "Government Regulation."

                                   PAGOCLONE

   General: Pagoclone is a compound under development to treat panic and generalized anxiety disorders. Panic disorder is a severe anxiety condition characterized by panic attacks, acute episodes of anxiety comprised of distressing symptoms, such as breathing difficulty, sweating, heart palpitations, dizziness or fainting, and fear of losing control. Generalized anxiety disorder is characterized by excessive anxiety and worry most days for at least six months about a variety of events or activities, such as work or family. Patients with generalized anxiety disorder experience persistent diffuse anxiety without the specific symptoms that characterize phobic disorders, panic disorders or obsessive-compulsive disorders. There are approximately 20 million people in the U.S. (Drug and Market Development, October 2001) and 60 million worldwide with anxiety disorders (In Vivo, September 2001).

   Anxiety disorders, including panic disorder, are believed to be associated with excessive neuronal activity resulting from a decrease in the function of the major inhibitory neurotransmitter called GABA. The Company believes that pagoclone, a novel GABA modulator and a member of the cyclopyrrolone class of compounds, increases the action of GABA, thus alleviating symptoms of panic and anxiety.

   Current pharmacological treatments for panic and anxiety disorders generally include benzodiazepines, serotonin agonists and selective serotonin reuptake inhibitors. Traditional side effects seen with these classes of anti-anxiety drugs include sedation, lack of mental acuity, withdrawal and rebound anxiety related to the benzodiazepine class of drugs, and agitation, insomnia and sexual dysfunction related to serotonin reuptake inhibitors. Pre-clinical and early clinical data suggest that treatment with pagoclone may have advantages over these treatments by limiting these common side effects.

   Pfizer Agreement: In December 1999, the Company entered into an agreement with Pfizer, subsequently amended, under which the Company licensed to Pfizer exclusive, worldwide rights to develop and commercialize pagoclone (the "Pfizer Agreement"). To date under the Pfizer Agreement, the Company has received $16,750,000, including an up-front payment of $13,750,000, and is entitled to receive up to an additional $62,000,000 in payments contingent upon the achievement of clinical and regulatory milestones. Pfizer will also pay Interneuron royalties on net sales if pagoclone is commercialized. Under the Pfizer Agreement, Pfizer is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis. See "Agreements" and "Risk Factors--We will depend on Pfizer to develop, manufacture and market pagoclone."

   Ongoing Development: In August 2000, Pfizer initiated its clinical program for pagoclone. Pfizer currently has ongoing a Phase III trial in panic disorder, multiple Phase II trials in generalized anxiety disorder, and multiple clinical pharmacology studies. Pending further evaluation, Pfizer may initiate additional late-stage clinical trials in panic and generalized anxiety disorders.

   Phase II/III Clinical Trial: In August 1998, the Company announced results of its Phase II/III trial showing that treatment with pagoclone statistically significantly reduced the frequency of panic attacks among patients suffering from panic disorder. In addition, pagoclone was well-tolerated by these patients, with no evidence of sedation and no apparent withdrawal symptoms in this study, which included a tapering-off period.

   The double-blind, placebo-controlled, parallel group study involved 277 patients at six clinical sites in the United States. Patients were enrolled in the study following confirmed diagnoses of panic disorder. The number of attacks experienced by each patient during a two-week screening period prior to enrollment represented the baseline for subsequent comparison of panic attack frequency. Following the screening period, patients were randomized to receive one of three doses of pagoclone orally (.15 milligrams/day, .30 milligrams/day or .60 milligrams/day) or placebo for eight weeks. The primary outcome measurement was the change from baseline in the number of panic attacks seen at the eight week time point. This primary analysis, conducted on an LOCF (Last Observation Carried Forward) basis, showed that patients in the .15 milligrams/day group experienced a 43% reduction in the number of panic attacks relative to patients on placebo (p=0.141), that patients in the .30 milligrams/day group experienced a 70% reduction relative to patients on placebo (p=0.021), and that patients in the .60 milligrams/day group experienced a 52% reduction (p=0.098) relative to patients on placebo.

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

   Pilot Study: In November 1997, the Company announced that data from a pilot study among 16 patients suffering from panic attacks showed that those who were treated with three doses per day, orally, of pagoclone experienced a marked reduction in the number of their panic attacks compared to those who received placebo. This double-blind, placebo controlled crossover study was conducted by a team of researchers in the U.K. Pagoclone produced a significant reduction (40%, p=0.012) in the total number of panic attacks over a two-week treatment period and a reduction (40%, p=0.006) in the average number of panic attacks per day compared to the pre-treatment period. No significant change in the total number of panic attacks was observed during placebo treatment.

   Licensing and Proprietary Rights: In February 1994, the Company licensed from Rhone-Poulenc Rorer, S.A., now Aventis, S.A. ("Aventis") exclusive, worldwide rights to pagoclone, subject to Aventis' option to obtain a sublicense in France, in exchange for license fees, milestone payments and royalties based on net sales. As a result of the Company's sublicense of pagoclone to Pfizer, in lieu of milestone payments and royalties, Aventis will receive a portion of payments received by the Company under the Pfizer Agreement. A composition of matter patent and several process patents for pagoclone have issued in the U.S. and Europe. See "Agreements" and "Patents and Proprietary Rights."

                                   TROSPIUM

   General: Trospium is under development as a drug to treat overactive bladder, the most common cause of urinary incontinence in the elderly. Overactive bladder is defined as urge incontinence, urgency and frequency. According to a recent report of the American Urological Association, approximately 17 million Americans, 85 percent of whom are women, suffer from bladder control problems, which can lead to overactive bladder. According to the SCRIP Report dated September 2000, only 20 percent of overactive bladder patients are currently treated with pharmacotherapy. Economic costs related to diagnosis and treatment of overactive bladder are estimated to exceed $26 billion, as stated in the Journal of the American Medical Association report on December 16, 1998.

   Trospium belongs to the anticholinergic class of compounds and binds specifically to the muscarinic receptors. These compounds relax smooth muscle, or detrusor, tissue in the bladder, thus decreasing bladder contractions. Overactive or unstable detrusor muscle function is believed to be the cause of overactive bladder. Trospium is currently marketed in most European countries.

   Current treatments for overactive bladder include compounds in the same class as trospium, such as Detrol(TM) (tolterodine) and Ditropan(TM) (oxybutynin). In contrast to trospium, these drugs are lipophilic and have been shown to cross the blood-brain barrier. Based on the hydrophilic nature of trospium and pre-clinical and clinical findings to date, the Company believes that trospium does not cross the blood-brain barrier, thereby avoiding central nervous system side effects. In addition, because trospium is not extensively metabolized by the liver and is excreted primarily unchanged in the urine, the Company believes that treatment with trospium may avoid many potential drug-drug interactions seen in existing agents that are metabolized extensively in the body by the cytochrome P-450 system, such as Detrol and Ditropan. Finally, clinical data have shown that patients treated with trospium may have a lower incidence of dry mouth relative to patients treated with other compounds in the same pharmacological class. The side effects seen with other treatments for overactive bladder have led to low satisfaction among physicians and patients, and significant discontinuation rates among patients.

   Development Program: In August 2001, the Company completed an electrocardiographic study recommended by the U.S. Food and Drug Administration (the "FDA") for drugs in the pharmacological class of trospium. Following the successful completion of this study, the Company initiated a Phase III clinical trial in September 2001 with trospium that will include over 500 patients suffering from overactive bladder. This trial will compare both the reduction in micturitions and incontinence episodes among trospium-treated patients versus placebo-treated patients during a 12-week double-blind treatment period. Based upon its discussions with the FDA, the Company believes that, in combination with existing efficacy and safety data on trospium, a single, successful Phase III trial of this scope will be necessary and sufficient for submission of an NDA. Assuming patients are enrolled on a timely basis and positive results are received from this trial, the Company expects to file an NDA for trospium by the end of 2002. See "Risk Factors--We rely on the favorable outcome of clinical trials of our products," and "--We will rely on third parties to commercialize and manufacture our products."

   Licensing and Proprietary Rights: In November 1999, the Company licensed exclusive U.S. rights from Madaus to market trospium (the "Madaus Agreement"). In exchange, the Company agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. Interneuron is responsible for all clinical development and regulatory activities and costs related to the compound and for manufacturing and marketing the compound in the U.S. There are no existing U.S. patents covering the use of orally-administered trospium to treat overactive bladder. The Company expects to rely on the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 ("Waxman-Hatch Act") to obtain a period of market exclusivity in the U.S., if the FDA approves trospium in the U.S. for the intended indication. The Madaus Agreement includes a license of the know-how relating to the European clinical trials of trospium. See "Agreements," "Patents and Proprietary Rights," and "Government Regulation."

   Madaus Development: The current clinical database for trospium includes over 2,200 subjects and patients (over 1,300 treated with active drug). The database comprises two double-blind, placebo-controlled dose-ranging studies, five double-blind, placebo-controlled studies, one of which included an active-controlled treatment arm, and several comparative trials, one of which was a long-term comparative 52-week study on safety, tolerability, and efficacy. Many of these studies assessed the relative efficacy of trospium on urodynamic measurements such as bladder capacity and compliance, maximum detrusor pressure, and residual urine, in addition to micturition frequency diary data. In addition to this clinical database, over 10,000 patients have been followed in post-marketing trials. To supplement the clinical database, Interneuron will also utilize Madaus' extensive pharmacology, toxicology and pharmacokinetic studies, including acute, subacute, chronic, carcinogenicity, genotoxicity, and reproduction studies, as well as numerous pre-clinical and clinical biopharmaceutical studies.

   Madaus has conducted several trials comparing the safety and efficacy of trospium with its two principal competitors in Europe, tolterodine and oxybutynin. A double-blind, randomized efficacy trial, testing trospium and oxybutynin, was conducted with 358 patients, 268 of whom were treated with trospium (20 mg twice a day) and 90 with oxybutynin (5 mg twice a day) over a 52-week period. There was no significant difference between trospium and oxybutynin in the primary outcome measures of the trial, reduction in micturitions and urge incontinence episodes. Among key safety measures, trospium had a statistically and clinically significantly lower incidence of dry mouth (p(less than)0.01) and gastrointestinal adverse events (p=0.02) than oxybutynin (Hofner et al., Neurourol Urodyn 19, 2000, 487-88).

   A second double-blind, placebo-controlled randomized efficacy trial, testing trospium and tolterodine, was conducted with 187 patients, 57 of whom were treated with trospium (20 mg twice a day), 63 with tolterodine (2 mg twice a day) and 60 with placebo over a three-week period. Trospium-treated patients experienced a statistically significant (p(less than)0.01) reduction in micturitions compared with placebo-treated patients, whereas the reduction in micturitions among tolterodine-treated patients failed to reach statistical significance over placebo patients, and there was no statistically significant difference in side effects between trospium patients and tolterodine patients (Junemann et al., Neurourol Urodyn 19, 2000, 488-90).

                                    IP 501

   General: IP 501 is under development for the treatment and prevention of liver disease, including alcoholic cirrhosis and Hepatitis C cirrhosis. These diseases lead to fibrosis, or scarring, of liver tissue, primarily through the excessive accumulation of collagen.

   Development Program: The Veterans Administration has completed an 800-patient Phase III clinical trial with IP 501 in patients with alcoholic cirrhosis and is currently analyzing the results of this trial. In addition, a 250-patient Phase III trial in patients with cirrhosis caused by the Hepatitis C virus has begun. Both trials have as their primary endpoint the comparison of the reduction in the progression of cirrhosis among drug-treated pre-cirrhotic patients compared with placebo patients, as measured by serial liver biopsies. The Company is awaiting results of the Veterans Administration sponsored trial before beginning any further development of this product.

   Even if the results of this trial are positive, the Company would need to conduct significant additional pre-clinical studies (including toxicology and formulation) and extensive manufacturing development on this compound prior to submission of an NDA. See "Risk Factors--We rely on the favorable outcome of clinical trials of our products."

   Licensing and Proprietary Rights: In December 2000, the Company exercised an option and entered into an agreement to license IP 501 that includes rights to develop and commercialize IP 501 in the U.S., Canada, Japan, Korea, and, under certain circumstances, Europe and other markets. The Company is responsible for all remaining clinical development, regulatory activities, manufacturing and marketing of the compound. United States patent claims for IP 501 relate to methods of preventing or treating liver cirrhosis. See "Agreements" and "Patents and Proprietary Rights."

                                  CITICOLINE

   General: Citicoline has been under development as a treatment for ischemic stroke. An ischemic stroke occurs when brain tissue dies or is severely damaged as the result of interrupted blood flow caused by a clogged artery which deprives an area of the brain of blood and oxygen, commonly known as an infarct. This loss of blood flow and oxygen causes, among other events, a breakdown of brain cell membranes, and places the surrounding tissue, the penumbra, at risk for death, leading to an extension of the size of infarct.

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

   Development Strategy: The Company has completed three Phase III clinical trials and one Phase II/III trial with citicoline in North America. Based on the results of these trials, the Company believes additional clinical testing is required before an NDA for citicoline can be submitted for review by the FDA. Following the termination of the Takeda Agreement (see "Takeda Agreement"), the Company does not intend to develop citicoline further by itself unless it is able to find another partner to participate in such development.

   Regulatory Review: The Company had submitted an NDA for citicoline to the FDA in December 1997. Data in the NDA included the results of two Phase III clinical trials conducted by the Company in the U.S., a Japanese Phase III clinical trial conducted by Takeda and supportive clinical and post-marketing data from more than 30 countries where citicoline has already been approved. The NDA was accepted for filing and was assigned priority and fast-track review status. However, based on the results of a subsequent 100-patient Phase III trial which failed to meet its primary endpoint of reducing infarct size among patients taking citicoline versus those taking placebo, the Company withdrew its NDA in April 1998.

   Takeda Agreement: In December 1999, the Company entered into an agreement, subsequently amended, with Takeda (the "Takeda Agreement") under which the Company licensed to Takeda exclusive rights to commercialize citicoline in the U.S. and Canada. Under the Takeda Agreement, the Company received $13,000,000 in licensing and other payments and was entitled to receive up to $60,000,000 in payments contingent upon the achievement of regulatory milestones, as well as royalties on net sales. Following analysis of a Phase III trial completed in early 2000, Takeda notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. Therefore, the Company has reacquired all rights to this compound. The Company does not intend to further develop citicoline unless it is able to find another partner to participate in such development. Takeda's right under the Takeda Agreement to negotiate a license of certain other products of the Company expired September 30, 2001.

   Licensing and Proprietary Rights: In January 1993, the Company licensed from Ferrer Internacional, S.A. ("Ferrer") exclusive marketing and manufacturing rights based on certain patent rights relating to the use of citicoline, including certain patent and know-how rights in the U.S. and know-how rights in Canada, in exchange for royalties based on sales (the "Ferrer Agreement"). In June 1998, the Company amended the Ferrer Agreement to extend to January 31, 2002 the date upon which Ferrer may terminate the Ferrer Agreement if FDA approval of citicoline is not obtained. The Ferrer Agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and that such approval has not been obtained for reasons beyond the Company's control.

   The Company has licensed both know-how and a use patent from Ferrer related to citicoline. In addition, a U.S. composition of matter patent for a "hyperhydrated" form of citicoline and three U.S. use patents have been issued to the Company. In addition to these proprietary rights, the Company anticipates that citicoline would be entitled to market exclusivity under Waxman-Hatch Act.

                                   PRO 2000

   General: PRO 2000 is under development as a topical microbicide to prevent the sexual transmission of HIV and certain other disease-causing viruses and bacteria. HIV infection usually leads to AIDS, a life-threatening impairment of the immune system. The World Health Organization estimates that 4.7 million new adult HIV infections were acquired worldwide in 2000, the majority through heterosexual intercourse. Heterosexual contact has also become the most common route of HIV infection in U.S. women. Other STDs such as genital herpes, chlamydia and gonorrhea can lead to serious complications, especially in women, and can increase the risk of HIV infection. Based on estimates by the Kaiser Family Foundation and the World Health Organization, there are 15 million new STD cases each year in the U.S. and more than 340 million worldwide. Topical microbicides represent a new class of protective substances that are designed to be applied vaginally before sexual contact. Topical microbicides have the potential to offer an appealing, female-controlled alternative to condoms, the only products currently known to prevent HIV transmission.

   The Company believes that PRO 2000's use as a topical microbicide is based upon its ability to block infection by HIV and other sexually transmitted disease pathogens by preventing their attachment and entry into cells. Laboratory studies have shown that the drug is active against HIV, herpes simplex virus, chlamydia and the bacteria that cause gonorrhea. Moreover, in government-sponsored tests, vaginally applied PRO 2000 was shown to be efficacious in a mouse model for genital herpes infection and a monkey model for vaginal HIV infection.

The product is also highly stable, odorless and virtually colorless. PRO 2000 differs significantly from nonoxynol-9-containing spermicides, which have failed to provide protection against HIV infection in previous human clinical trials.

   Development Program: A number of pre-clinical and early clinical studies with PRO 2000 have been completed prior to planned Phase II and Phase III trials. These include a European Commission-funded Phase II safety trial in at-risk African women scheduled to begin in the first quarter of 2002. In addition, an NIH-sponsored Phase II/III pivotal trial to determine the safety and efficacy of PRO 2000 in blocking male to female HIV transmission is planned to begin in 2002 in Africa and India. The study will involve approximately 10,000 HIV-uninfected women at risk for acquiring HIV by virtue of living in countries where the risk of such infection is high. See "Risk Factors--We rely on the favorable outcome of clinical trials of our products."

   In October 2000, dosing and follow-up for a Phase I/II clinical trial of PRO 2000 vaginal gel was completed by the NIH at sites in the U.S. and South Africa. This study was designed to assess safety and acceptability in healthy, sexually active women and HIV-infected, sexually abstinent women. The results were presented at the International Congress of Sexually Transmitted Infections in June 2001 (Mayer et al., The Safety and Tolerability of PRO 2000 Gel, a Novel Topical Microbicide, in Sexually Active HIV- and Abstinent HIV+ Women). No serious side effects were reported, and the investigators concluded that PRO 2000 was safe and well tolerated in both groups of women. Previous Phase I studies conducted in Europe with support from the Medical Research Council of the United Kingdom showed a promising safety and acceptability profile for the drug in healthy, sexually abstinent women. Phase I studies to evaluate the safety of male exposure to PRO 2000 are ongoing.

   In September 2001, the Company was awarded a grant by the Contraceptive Research and Development ("CONRAD") Program under its Global Microbicide Project to support two toxicity studies currently being performed by the Company with PRO 2000. The Company expects these studies to be completed in fiscal 2002.

   Pre-clinical development with PRO 2000 included an NIH-funded study with 28 female macaque monkeys, divided equally into one control group and three treatment groups that received gels with 0.5% PRO 2000, 2% PRO 2000, and 4% PRO 2000 concentrations. All of the control animals were infected within two weeks after receiving the simian human immunodeficiency virus (SHIV), and went on to develop AIDS symptoms. Of the treated animals, none in the 0.5% group, and only one each in the 2% and 4% groups became infected and developed disease. Results of this study were presented in February 2001 at the 8th Conference on Retroviruses and Opportunistic Infections (Lewis et al., Efficacy of PRO 2000 Gel in a Macaque Model for Vaginal HIV Transmission).

   Licensing and Proprietary Rights: In June 2000, the Company licensed exclusive, worldwide rights from HeavenlyDoor.com, Inc., formerly Procept, Inc. ("HDCI"), to develop and market PRO 2000 in exchange for an up-front payment, as well as potential future milestone payments and royalties on net sales. The Company is responsible for all remaining development and commercialization activities for PRO 2000. The Company holds an exclusive license to all intellectual property relating to PRO 2000, including four issued U.S. patents: one covering the composition of matter, two covering the use of PRO 2000 to prevent or treat HIV infection, and one covering the use of PRO 2000 to prevent pregnancy. A similar contraception patent has also issued in South Africa. Composition and use claims are under review in several other territories, including Europe, Canada, and Japan. See "Agreements" and "Patents and Proprietary Rights."

                                  DERSALAZINE

   General: Dersalazine is a compound in early clinical development to treat IBD, which includes ulcerative colitis and Crohn's disease. IBD results from an abnormal immune system response to stimuli in the digestive tract. Several types of cells, cytokines and other mediators are involved in the inflammatory cascade initiated by the exacerbated immune response. Interfering with or halting multiple stages of the inflammatory cascade may provide an effective therapeutic approach to IBD. Ulcerative colitis is a chronic disease that primarily affects the colon and causes inflammation in the upper layers of the large intestine, while Crohn's disease usually occurs in the small intestine and causes inflammation deeper within the wall of the intestine. Up to one million people in the U.S. (Journal of the American Medical Association, February 7, 2001) and two million worldwide (Pharmaprojects 2001) suffer from these diseases. Fifty percent of these are affected by ulcerative colitis and 50 percent by Crohn's disease (MEDACorp Survey, 2001).

   Dersalazine is a new chemical entity combining a novel potent anti-inflammatory agent that inhibits key interleukin cytokines and acts as a PAF (platelet activating factor) antagonist with a well-known anti-inflammatory agent, 5-ASA (5-aminosalicylic acid). The chemical cleavage of dersalazine by bacteria in the colon releases these two active components for the topical treatment of inflammation in the colon.

   The cytokines inhibited by dersalazine include TNF-alpha, IL-1 beta and IL-8, all of which are believed to contribute significantly to the inflammatory cascade leading to IBD. Dersalazine also appears to block the effects of platelet activating factor, a naturally occurring mediator with pro-inflammatory effects implicated in the pathogenesis of IBD. The 5-ASA molecule contained within dersalazine has known anti-inflammatory and antioxidant properties which may also ameliorate the deleterious inflammatory effects ascribed to the overproduction of free radicals. The Company believes that an agent with these multiple anti-inflammatory actions may offer significant advantages over existing therapies.

   Development Program: In various pre-clinical models of acute and chronic colitis, dersalazine has ameliorated or prevented the inflammatory response following the intracolonic administration of irritative agents, as measured by tissue damage and biochemical inflammatory markers. Dersalazine appears to act locally on the colon without the liability of unwanted systemic absorption. In addition, the safety of single oral doses of dersalazine has been demonstrated among healthy human volunteers, in whom the systemic absorption of the compound and its two active components was very low.

   Initial clinical trials are expected to focus on the effects of dersalazine on acute flare-ups of ulcerative colitis, with follow-up studies to evaluate its effects on remission and maintenance. Other parameters to be examined in clinical trials include dosing strategies, comparator therapies, onset of relief and reduction or prevention of need for other therapies, including corticosteroids. Interneuron plans to complete a Phase I multi-dose clinical study and initiate Phase II trials in ulcerative colitis with dersalazine in 2002. Future studies will also explore the utility of the drug in Crohn's disease. In addition to its clinical trial program, the Company plans to scale-up manufacturing processes and to conduct additional toxicology and pharmacokinetic testing with dersalazine. See "Risk Factors--Our products are early stage and may not be successful or achieve market acceptance."

   Licensing and Proprietary Rights: In September 2001, the Company acquired worldwide marketing rights to dersalazine from Uriach in exchange for an up-front licensing payment, development milestones and royalty payments. Interneuron will be responsible for the future clinical development, regulatory activities and commercialization of dersalazine. The patents licensed by the Company from Uriach cover compositions and processes for manufacturing dersalazine and the cytokine inhibiting portion of the molecule following bacterial cleavage. See "Agreements" and "Patents and Proprietary Rights."

                                 SUBSIDIARIES

   In the past, the Company had five subsidiaries: Progenitor, Inc. ("Progenitor"), Transcell Technologies, Inc. ("Transcell"), InterNutria, Inc. ("InterNutria"), Incara Pharmaceuticals Corporation, formerly Intercardia, Inc. ("Incara"), and CPEC LLC. Progenitor discontinued operations in December 1998 and InterNutria discontinued operations in September 1998. Transcell was merged into Incara in May 1998. In July 1999, the Company reduced its ownership of Incara and increased its ownership interest in CPEC LLC, previously a majority-owned subsidiary of Incara. As of September 30, 1999, the Company determined to discontinue the operations of CPEC LLC.

                          MANUFACTURING AND MARKETING

   General: The Company's ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including current U.S. Good Manufacturing Practices ("cGMP") regulations. The Company has no manufacturing facilities or marketing capabilities. In general, the Company intends to seek to contract with third parties to manufacture and market products.

   Development Strategy: The Company does not have sufficient funds to complete regulatory testing or to commercialize its products under development. In general, the Company intends to seek corporate collaborations in which a third party assumes responsibility and funding for drug development, manufacturing and marketing or to obtain additional financing to fund such development.

   To the extent the Company enters into collaborative arrangements with pharmaceutical and other companies for the manufacturing or marketing of products, these collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances, and for commercial-scale manufacturing and marketing. These collaborators are expected to be granted exclusive or semi-exclusive rights to sell specific products in exchange for license fees, milestone payments, royalties, equity investments or other financial consideration. Accordingly, the Company will be dependent on such third parties for the manufacturing and marketing of products subject to the collaboration. There can be no assurance the Company will be able to obtain or retain third-party manufacturing and marketing collaborations on acceptable terms, or at all, which may delay or prevent the commercialization of products under development. Such collaborative arrangements could result in lower revenues and profit margins than if the Company marketed a product itself. In the event the Company determines to establish its own manufacturing or marketing capabilities, it would require substantial additional funds. See "Risk Factors--We will rely on third parties to commercialize our products," "--Our failure to acquire and develop additional product candidates will impair our ability to grow," and "--We will need additional funds in the near future."

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

   Citicoline: As a result of Takeda's termination of the Takeda Agreement, and in the event citicoline is further developed, the Company will be dependent upon third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing and would be dependent on third parties for the marketing and distribution of citicoline. Supplies of citicoline finished product used for clinical purposes have been produced on a contract basis by third party manufacturers. The Ferrer Agreement requires the purchase from Ferrer of citicoline bulk compound for commercial purposes. If such conditions permit the purchase of bulk compound from a third party, the Company entered into an agreement with a manufacturer to supply citicoline bulk compound for commercial purposes.

   PRO 2000: The Company is responsible for providing adequate amounts of PRO 2000 for use in government-sponsored clinical trials. The Company will be dependent upon third-party contractors for the manufacture and delivery of these supplies. The Company intends to seek a partner for commercial manufacture, marketing and distribution of the product.

   Dersalazine: Under its agreement with Uriach, the Company anticipates that Uriach will manufacture dersalazine through the completion of Phase II clinical testing. Prior to the end of Phase II clinical trials, the Company and Uriach shall jointly decide whether Uriach will manufacture dersalazine for additional clinical trials and for commercial use.

                                  COMPETITION

   General: The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical companies and specialized biotechnology companies, are engaged in marketing or development of products and therapies similar to those being pursued by the Company. Many of the Company's competitors have substantially greater financial and other resources, larger research and development staffs and significantly greater experience in conducting clinical trials and other regulatory approval procedures, as well as in manufacturing and marketing pharmaceutical products, than the Company. In the event the Company or its licensees market any products, they will compete with companies with well-established distribution networks and market position. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in the Company's competitors.

   There can be no assurance that currently marketed products, or products under development or introduced by others will not adversely affect sales of any products developed by the Company, render the Company's products or potential products obsolete or uneconomical, or result in treatments or cures superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed products or technologies. Other companies may succeed in developing and commercializing competing products earlier than the Company or products which are safer and more effective than those under development by the Company. Advances in current treatment methods may also adversely affect the market for such products. The approval and introduction of therapeutic or other products that compete with products being developed by the Company could also adversely affect the Company's ability to attract and maintain patients in clinical trials for the same indication or otherwise to complete its clinical trials successfully or on a timely basis. Further, certain of Interneuron's agreements provide for reduced royalties in the event of generic competition.

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

   Pagoclone: Current pharmacological treatments for anxiety and panic disorders generally include benzodiazepines, such as Valium and Xanax, serotonin agonists such as BuSpar, and selective serotonin reuptake inhibitors such as Paxil, Zoloft, Prozac, and Effexor. Traditional side effects seen with these classes of anti-anxiety drugs include sedation, lack of mental acuity, withdrawal and rebound anxiety related to the benzodiazepine class of drugs, and agitation, insomnia and sexual dysfunction related to serotonin reuptake inhibitors. The results of the Company's 277 patient Phase II/III trial indicated that pagoclone was well tolerated, with no evidence of sedation and no apparent withdrawal symptoms. In addition, the Company is aware of competitors which market certain prescription drugs for indications other than anxiety and which are planning to seek an expansion of labeling to include anxiety as an indication. The Company is aware that other companies are developing compounds for anxiety that are in pre-clinical or clinical development.

   Trospium: Current therapy for overactive bladder includes anticholinergics, such as Detrol and Detrol LA by Pharmacia Corporation and Ditropan and Ditropan XL by Johnson & Johnson, Inc. Watson Pharmaceuticals has submitted an NDA for an oxybutynin patch, Oxytrol Patch. The Company is aware of other companies evaluating specific antimuscaranics and antispasmodics in pre-clinical and clinical development for overactive bladder, including darifenacin by Pfizer. Pre-clinical data with trospium suggests that it does not enter the central nervous system and thus may have a side effect profile preferable to currently available agents. In addition, clinical data and commercial experience reflect favorable efficacy and safety profiles.

   PRO 2000: No comparable product to prevent sexually transmitted infections has been approved for use in the U.S., Europe or Japan. Marketed vaginal spermicides containing the detergent nonoxynol-9 have been found to be ineffective at reducing HIV transmission, and may actually increase the risk of infection. Approximately 60 new substances are being evaluated for this indication, but the Company believes only a few have reached the stage of development of PRO 2000. These include BufferGel by Reprotect, LLC, Savvy by Biosyn, Inc., Emmelle by ML Laboratories, PLC, Carraguard by The Population Council, and cellulose sulfate gel by the Contraceptive Research and Development Program.

   Dersalazine: Various formulations of 5-ASA, which has long been used to treat IBD, are available as oral preparations, suppositories and enemas. Often used as first-line therapy for IBD, they include Asacol (mesalamine) tablets, Dipentum (olsalazine) capsules, Pentasa (mesalamine) capsules and Colazal (balsalazide) capsules. Corticosteroid therapy, such as prednisone or hydrocortisone, is given when the 5-ASA products cannot control inflammation and usually reserved for short-term use in moderate or severe cases. If the patient does not respond to these treatments, anti-immune therapy is an option. This therapy utilizes drugs that suppress the body's ability to make antibodies against the disease and includes azathioprine and 6-mercaptopurine. Investigational therapies include metronidazole, other antibiotics and immunosuppressive agents, and monoclonal antibodies. A significant percentage of those with ulcerative colitis and Crohn's disease will eventually require surgery. New treatment options that induce and maintain remissions, minimize side effects and improve quality of life are needed. The Company believes that dersalazine has multiple anti-inflammatory mechanisms of action that might be expected to have significant advantages over existing therapies.

                                  AGREEMENTS

   Pagoclone: In December 1999, the Company entered into the Pfizer Agreement, under which the Company licensed to Pfizer exclusive, worldwide rights to develop and commercialize pagoclone. To date under the Pfizer Agreement the Company has received $16,750,000, including an up-front payment of $13,750,000, and is entitled to receive up to an additional $62,000,000 in payments contingent upon the achievement of clinical and regulatory milestones, as well as royalties on net sales. Under the Pfizer Agreement, Pfizer is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis. Pfizer has the right to terminate the Pfizer Agreement on not less than six months written notice to Interneuron and in certain other circumstances. The parties have also agreed to indemnify one another under certain circumstances.

   In February 1994, the Company licensed from Aventis exclusive, worldwide rights for the manufacture, use and sale of pagoclone under patent rights and know-how related to the drug, except that Interneuron granted Aventis an option to sublicense from Interneuron, under certain conditions, rights to market pagoclone in France. In exchange, the Company paid Aventis a license fee and agreed to make milestone payments based on clinical and regulatory developments, and to pay royalties based on net sales or, if sublicensed by the Company, the Company would pay to Aventis a portion of receipts from the sublicensee in lieu of milestone and royalty payments. This license agreement may be terminated in certain circumstances such as material breach or insolvency. Unless earlier terminated, the license ends with respect to each country in the territory upon the expiration of the last to expire applicable patent in that country. The Company agreed to conduct at its expense and be responsible for all clinical trials with respect to pagoclone and all related products for use in clinical trials. In connection with the Pfizer Agreement, Aventis consented to the sublicense to Pfizer, and Interneuron and Aventis amended certain provisions of the agreement between Aventis and Interneuron. In connection with Aventis' consent, Interneuron agreed that in the event Aventis exercises its option to sublicense pagoclone in

France, Interneuron has an obligation to supply Aventis with all of its requirements for pagoclone, and Pfizer has agreed to assume such obligation as long as the Pfizer Agreement remains in effect. Interneuron agreed to indemnify Aventis against claims and other damages resulting from the testing, manufacture, use and sale of pagoclone and is required to maintain product liability insurance.

   Trospium: In November 1999, the Company entered into the Madaus Agreement under which it licensed from Madaus exclusive U.S. rights to develop and market trospium, an orally-administered prescription drug product currently marketed as a treatment for overactive bladder in Europe. In exchange, the Company has agreed to pay Madaus potential regulatory milestone, royalty and sales milestone payments. Interneuron is responsible for all clinical development and regulatory activities and costs related to the compound in the United States. Pursuant to the Madaus Agreement, Madaus is required to manufacture the product, provided certain conditions are met.

   IP 501: In March 1997, the Company obtained an option from Dr. Charles S. Lieber to negotiate an exclusive license to a compound (designated by the Company as IP 501) for the treatment and prevention of cirrhosis of the liver caused by alcohol and hepatitis viruses. In December 2000, the Company exercised this option and entered into an agreement to license rights to develop and commercialize IP 501 in several major markets, including the U.S., Japan, Korea and Canada. In exchange, the Company agreed to pay future milestone payments and royalties on net sales. The Company is responsible for all remaining development, manufacturing, and marketing of the compound.

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

   In December 2000, Takeda notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. Therefore, the Company has reacquired all rights to this compound. In April 2001, Takeda exercised its option under the Takeda Agreement to negotiate a license in the U.S. and Canada for a back-up compound from the Company. Takeda designated IP 501 as such compound. Under this option, Takeda had a six-month period during which the Company could not offer to another party the compound selected by Takeda without first re-offering such compound to Takeda on new terms. This option terminated on September 30, 2001, and Takeda has no further rights to IP 501.

   In January 1993, the Company entered into the Ferrer Agreement, subsequently amended, granting the Company the exclusive right to make, use and sell any products or processes developed under patent rights relating to certain uses of citicoline in exchange for an up-front license fee and royalties based on sales. The Company's license includes patent and know-how rights in the U.S. and know-how rights in Canada, and is for a period co-extensive with Ferrer's license from the Massachusetts Institute of Technology ("MIT"). The Ferrer Agreement provides that Ferrer may terminate the agreement under certain circumstances, including the insolvency or bankruptcy of Interneuron, in the event more than 50% of the ownership of Interneuron is transferred to a non-affiliated third party or in the event FDA approval of citicoline is not obtained by January 31, 2002. The Ferrer Agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control. The Ferrer Agreement requires Interneuron to use diligent efforts to obtain regulatory approval.

   In June 1998, the Company licensed to Ferrer worldwide rights, except in the U.S. and Canada, to the Company's patent relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In exchange, the Company will be entitled to royalties from Ferrer on certain exports to, and sales of, the solid oral form of citicoline in certain countries upon its approval in each country. See "Patents and Proprietary Rights--Citicoline."

   PRO 2000: In June 2000, the Company licensed exclusive, worldwide rights from HDCI to develop and market PRO 2000, a candidate topical microbicide used to prevent infection by HIV and other sexually transmitted pathogens, in exchange for an up-front payment, future milestone payments, and royalties on net sales. The Company is responsible for all remaining development and commercialization activities for PRO 2000.

   Dersalazine: In September 2001, the Company acquired worldwide rights to dersalazine, a compound in early clinical development to treat IBD, from Uriach, in exchange for an up-front licensing payment, and potential development milestone and royalty payments. The Company will be responsible for the future clinical development, regulatory activities and commercialization of dersalazine. Under this agreement, the Company anticipates that Uriach will manufacture dersalazine through the completion of Phase II clinical testing. Uriach retains an option to co-market the product in Spain.

   Sarafem: In June 1997, the Company entered into the Lilly Agreement, under which it licensed to Lilly exclusive, worldwide rights to Interneuron's patents for the use of fluoxetine to treat certain conditions and symptoms associated with PMS (the "Lilly Agreement"). In July 2000, Lilly received approval for fluoxetine to treat PMDD and is marketing the drug under the trade name Sarafem. The Lilly Agreement provides for milestone payments and royalties based on net sales in the United States up to a maximum limit. Royalties to the Company will terminate at the end of the first two consecutive quarters in which 70% or less of total Prozac prescriptions are "dispensed as written." Lilly's composition of matter patent on fluoxetine expired in July 2001. Potential royalty payments to the Company under the Lilly Agreement are expected to expire in March 2002. The patent rights to the use of fluoxetine in treating PMS are licensed by the Company from the Massachusetts Institute of Technology ("MIT"), which is entitled to a portion of all payments, including royalties, made to Interneuron by Lilly.

   LidodexNS: In December 1996, the Company entered into an agreement with Endo Pharmaceuticals Holdings Inc., formerly Algos Pharmaceutical Corporation ("Endo"), for the development and commercialization of a combination pharmacological product known as LidodexNS, which may offer the potential for relief of acute migraine headache through intranasal administration. The agreement establishes a multi-stage development collaboration between Endo and Interneuron and licenses to Interneuron rights, co-exclusive with Endo, to manufacture and market the combined agent. The potential scope of this collaboration includes certain pre-clinical studies, clinical trials and regulatory review activities overseen by a joint steering committee. The companies agreed to share in the marketing costs and profits generated by LidodexNS.

   PACAP: In April 1998, the Company licensed from Tulane University exclusive, worldwide rights to a U.S. patent and U.S. and foreign patent applications owned by Tulane relating to a novel neuropeptide, known as PACAP (pituitary adenylate cyclase activating polypeptide). Limited pre-clinical data suggested the potential of PACAP as a treatment for respiratory diseases, diabetes, stroke and other neurodegenerative diseases. Under terms of the license, the Company paid Tulane an up-front licensing fee, and agreed to fund research over a two-year period, to make additional payments based on the achievement of clinical and regulatory review milestones and to pay Tulane royalties on net sales of any product developed from this program. Following an evaluation of pre-clinical findings with PACAP, the Company terminated its PACAP agreements with Tulane in September 2001.

Redux Agreements (See Redux Withdrawal and Item 3. Legal Proceedings)

   AHP Indemnity and Release Agreement: In May 2001, the Company entered into an agreement with AHP pursuant to which AHP agreed to indemnify the Company against certain classes of product liability cases filed against the Company related to Redux (dexfenfluramine), a prescription anti-obesity compound withdrawn from the market in September 1997. This indemnification covers existing plaintiffs who have already opted out of AHP's national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, AHP has agreed to fund all future legal costs related to the Company's defense of

Redux-related product liability cases. The agreement also provides for AHP to fund additional insurance coverage to supplement the Company's existing product liability insurance. The Company believes this total insurance coverage is sufficient to address its potential remaining Redux product liability exposure. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which the Company is not otherwise indemnified or covered under the AHP Indemnity and Release Agreement will not have a material adverse effect on the Company's future business, results of operations or financial condition or that the potential of any such claims would not adversely affect the Company's ability to obtain sufficient financing to fund operations. Up to the date of the AHP Indemnity and Release Agreement, the Company's defense costs were paid by, or subject to reimbursement to the Company from, the Company's product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by the Company or its insurers. In exchange for the indemnification, defense costs, and insurance coverage provided to Interneuron by AHP, the Company agreed to dismiss its suit against AHP filed in January 2000, its appeal from the order approving AHP's national class action settlement of diet drug claims, and its cross-claims against AHP related to Redux product liability legal actions.

   Servier Agreements: In February 1990, the Company and Les Laboratoires Servier ("Servier") entered into agreements, subsequently amended (the "Servier Agreements"), granting the Company an exclusive right to market dexfenfluramine in the U.S. to treat obesity associated with abnormal carbohydrate craving. The Servier Agreements provide for royalties on net sales, with certain required minimum royalties. Servier has the right to terminate the license agreement upon the occurrence of certain events. Interneuron agreed to indemnify Servier under certain circumstances and Interneuron was required to name Servier as an additional insured on its product liability insurance policies which are subject to ongoing claims by Servier.

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

   Under the AHP Agreements, under certain circumstances, the Company was required to indemnify AHP, and the Company was entitled to indemnification by AHP against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and AHP generally related to the activities and responsibilities of each company. The Company and AHP mutually released each other from any rights to indemnification pursuant to the AHP Agreements as part of the AHP Indemnity and Release Agreement described above.

   Boehringer: In November 1995, the Company entered into a manufacturing agreement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") under which Boehringer agreed to supply, and the Company agreed to purchase, all of the Company's requirements for Redux capsules. The contract contained certain minimum purchase, insurance and indemnification commitments by the Company and required conformance by Boehringer to the FDA's cGMP regulations. Boehringer has made certain claims on the Company related to the Company's cancellation of the manufacturing agreement with Boehringer.

                        PATENTS AND PROPRIETARY RIGHTS

   Pagoclone: The Company licensed from Aventis rights under U.S. and foreign patents and patent applications covering compositions of matter, processes, and metabolites of pagoclone. A U.S. composition of matter patent was issued in October 1990 and four related U.S. patents were issued in February and March 1996 and February and October 1997. The Company sublicensed to Pfizer worldwide rights to these patents.

   Trospium: The compound trospium is not covered by a composition of matter patent. Along with know how, the Company licensed from Madaus two U.S. patents, one of which relates to a process for manufacturing trospium and the other relates to the use of trospium to treat certain asthmatic conditions. These patents were issued in August 1989 and October 1988, respectively. The commercialization of trospium by the Company will not utilize these patents, and the Company intends to rely on the provisions of the Waxman-Hatch Act to obtain a period of market exclusivity in the U.S., if the FDA approves trospium in the U.S. for the intended indication, although there is no assurance that market exclusivity will be granted. The Waxman-Hatch Act establishes a period of time from the date of FDA approval of certain new drug applications. The applicable period is five years in the case of drugs containing an active ingredient not previously approved.

   IP 501: The Company exercised an option and entered into an agreement to license a U.S. patent issued on February 8, 1994, relating to a phospholipid found in lecithin (IP 501). Three claims of this patent relate to methods of preventing or treating liver cirrhosis in mammals by administering an effective amount of the compound. Japanese and Canadian counterparts are pending.

   Citicoline: The compound citicoline is not covered by a composition of matter patent. Pursuant to the Ferrer Agreement, the Company licensed from Ferrer a U.S. patent covering the administration of citicoline to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine, which expires in 2003. As described in the licensed patent, the inadequate release of acetylcholine may be associated with several disorders, including the behavioral and neurological syndromes seen after brain traumas and peripheral neuromuscular disorders and post-stroke rehabilitation. Although the claim of the licensed patent is broadly directed to the treatment of inadequate release of brain acetylcholine, there can be no assurance this patent will afford protection against competitors of citicoline to treat ischemic stroke.

   U.S. patents were issued to the Company in September and October 1998 and in February 1999 relating to use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. The Company licensed worldwide rights to these patents to Ferrer, except in the U.S. and Canada, in exchange for which the Company will be entitled to royalties from Ferrer on certain exports and sales of the solid oral form of citicoline in certain countries upon its approval in each country. Additional domestic and international patent applications have been filed by the Company.

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

   PRO 2000: The Company holds an exclusive license to all intellectual property relating to PRO 2000, including four issued U.S. patents: one covering the composition of matter issued in June 2000, two covering the use of PRO 2000 to prevent or treat HIV infection issued in March and October 1997, and one covering the use of PRO 2000 to prevent pregnancy issued in September 1999. A similar contraception patent has also issued in South Africa. Composition and use claims are under review in several other territories, including Europe, Canada, and Japan.

   Dersalazine: The Company licensed from Uriach exclusive, worldwide rights under patents and patent applications covering composition of matter, uses and manufacturing processes for dersalazine and the cytokine antagonist portion of the molecule following bacterial cleavage, including U.S. patents issued in January 1998 and May 1998.

   General: There can be no assurance that patent applications filed by the Company or others, in which the Company has an interest as assignee, licensee or prospective licensee, will result in patents being issued or that, if issued, any of such patents will afford protection against competitors with similar technology or products, or could not be circumvented or challenged. In addition, certain products the Company is developing are not covered by any patents and, accordingly, the Company will be dependent on obtaining market exclusively under the Waxman-Hatch Act for such products. If the Company is unable to obtain strong proprietary rights protection of its products after obtaining regulatory clearance, competitors may be able to market competing generic products by obtaining regulatory clearance, by demonstrating equivalency to the Company's product, without being required to conduct the lengthy clinical tests required of the Company. Certain of the Company's agreements provide for reduced royalties, or forgo royalties altogether, in the event of generic competition. See "Risk Factors--We may depend on market exclusivity for trospium and other products."

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

   An Investigational New Drug application ("IND") is required before human clinical use in the United States of a new drug compound or biological product can commence. The IND includes results of pre-clinical (animal) studies evaluating the safety and efficacy of the drug and a detailed description of the clinical investigations to be undertaken.

   Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and pharmacokinetics of the product. Phase II trials are designed primarily to demonstrate effectiveness and safety in treating the disease or condition for which the product is indicated. These trials typically explore various doses and regimens. Phase III trials are expanded clinical trials intended to gather additional information on safety and effectiveness needed to clarify the product's benefit-risk relationship, discover less common side effects and adverse reactions, and generate information for proper labeling of the drug, among other things. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. When data is required from long-term use of a drug following its approval and initial marketing, the FDA can require Phase IV, or post-marketing, studies to be conducted.

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

   Even after initial FDA or foreign health authority approval has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety and will be required to gain approval for the use of a product as a treatment for clinical indications other than those for which the product was initially tested. Also, the FDA or foreign regulatory authority will require post-marketing reporting to monitor the side effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the products. Further, if there are any modifications to the drug, including any change in indication, manufacturing process, labeling or manufacturing facility, an application seeking approval of such changes may be required to be submitted to the FDA or foreign regulatory authority. See "Risk Factors--If we fail to comply with government regulations it could negatively affect our business."

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

   Other: The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, the Federal Trade Commission Act, and other federal and state statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of drug, biological, medical device and food products. Noncompliance with applicable requirements can result in, among other things, fines, recall or seizure of products, refusal to permit products to be imported into the U.S., refusal of the government to approve product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution. The FDA may also assess civil penalties for violations of the Federal Food, Drug, and Cosmetic Act involving medical devices. The Federal Trade Commission may assess civil penalties for violations of the requirement to rely upon a "reasonable basis" for advertising claims for non-prescription and food products.

               REDUX WITHDRAWAL (See Item 3. Legal Proceedings)

   On September 15, 1997, the Company announced a market withdrawal of its first prescription product, the weight loss medication Redux (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by AHP, the Company's licensee, in June 1996. Since the withdrawal of Redux, the Company has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions, some of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. To date, there have been no judgments against the Company, nor has the Company paid any amounts in settlement of any of these claims.

   Background, Regulatory Approval, Labeling and Safety Issues: Redux (dexfenfluramine) is chemically related to Pondimin (fenfluramine). Fenfluramine is a drug made up of two mirror-image halves--a "right-handed" half (d-isomer) and "left-handed" half (l-isomer)--and dexfenfluramine is the right-handed isomer of fenfluramine (the left-handed half is "levofenfluramine"). Dexfenfluramine alone is a separate drug from the combined dexfenfluramine/levofenfluramine molecule that is fenfluramine.

   Redux received clearance on April 29, 1996 by the FDA for marketing as a twice-daily prescription therapy to treat obesity and was launched in June 1996. Until its withdrawal, under the AHP Agreements, Redux was marketed in the U.S. by Wyeth-Ayerst and copromoted by the Company.

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

   The FDA-approved labeling for Redux also included discussion as to whether dexfenfluramine is associated with certain neurochemical changes in the brain. Certain studies conducted by third parties related to this issue purport to show that very high doses of dexfenfluramine cause prolonged serotonin depletion in certain animals, which some researchers believe is an indication of neurotoxicity. In connection with the approval of Redux, the Company and Wyeth-Ayerst had agreed with the FDA to conduct a Phase IV, or post-marketing, study with patients taking Redux. Following the withdrawal of Redux, this study was terminated.

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

   Additional adverse event reports of abnormal heart valve findings in patients using Redux or fenfluramine alone or in combination with other weight loss agents continue to be received by the Company, Wyeth-Ayerst, and the FDA. These reports have included symptoms such as shortness of breath, chest pain, fainting, swelling of the ankles or a new heart murmur.

   Subsequent Clinical Studies: Subsequent to the withdrawal of Redux, a number of studies have been conducted by third parties, including Wyeth-Ayerst, and one study was conducted by the Company, to assess the differences in cardiovascular clinical outcomes between patients who had taken Redux or the fen-phen combination, compared to an untreated group. In general, these studies were conducted and analyzed by independent panels of cardiologists to compare the incidence of significant heart valve abnormalities in treated compared to non-treated groups. Patients were selected and assigned to these groups randomly. Readings of patient echocardiograms have generally been made on a blinded basis by cardiologists who do not know from which group individual echocardiograms were taken. Findings of these studies have been presented or reported by their respective third party sponsors or researchers. Based on the results of studies announced to date, the incidence of cardiac valve abnormalities has been shown to be less than that suggested by the original FDA preliminary analysis. In general, these studies have shown either no or relatively small differences, although in some cases statistically significant, between the incidence of cardiac valve abnormalities, as defined by the FDA, among patients who took Redux and placebo-treated patients and that the incidence of such abnormalities among Redux patients was less than previously reported estimates. Findings from these studies differ with regard to the strength and clinical significance of the association. Differences in trial design preclude precise comparison. A summary of the results of the study sponsored by the Company follows.

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

   Marketing and Manufacturing: With respect to the marketing and manufacture of Redux, the Company sublicensed U.S. marketing rights to AHP, while retaining copromotion rights. Redux was launched in June 1996 and withdrawn in September 1997. The Company relied on AHP to target the obesity market and for distribution and advertising and promotional activities. The Company copromoted Redux through an approximately 30-person sales force to selected diabetologists, endocrinologists, bariatricians, nutritionists and weight management specialists, subject to certain restrictions. Under a contract manufacturing agreement, Boehringer produced on behalf of the Company commercial scale quantities of the finished dosage formulation of Redux in capsule form.

   Patents and Proprietary Rights: The Servier Agreements granted the Company an exclusive license to sell dexfenfluramine in the U.S. under a patent covering the use of dexfenfluramine to treat abnormal carbohydrate craving, which was sublicensed by the Company to AHP. Use of dexfenfluramine for the treatment of abnormal carbohydrate craving was patented by Drs. Richard Wurtman and Judith Wurtman. Dr. Richard Wurtman was a consultant to and a director of the Company. This use patent was assigned to MIT and licensed by MIT to Servier, and pursuant to the Servier Agreements, was licensed to the Company.

                                   EMPLOYEES

   As of September 30, 2001, the Company had 19 full-time employees. None of the Company's employees is represented by a labor union and the Company believes its employee relations are satisfactory. The Company is highly dependent upon certain key personnel and believes its future success will depend in large part on its ability to retain such individuals and attract other highly skilled management, marketing and scientific personnel. See "Risk Factors--We depend upon key personnel and consultants."

ITEM 2. Properties

   The Company leases an aggregate of approximately 22,800 square feet of office space in Lexington, MA. The lease expires in April 2007 and provides for annual rent of approximately $448,000. The Company has guaranteed certain of Incara's lease obligations. See Note G of Notes to Consolidated Financial Statements. The Company believes such space is adequate for its current needs.

ITEM 3. Legal Proceedings (See Item 1--Narrative Description of Business)

   Product Liability Litigation: Subsequent to the market withdrawal of Redux in September 1997, the Company has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiffs' allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination (including the combination of Pondimin and phentermine popularly known as "fen-phen"), causes, among other things, PPH, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. To date, there have been no judgments against the Company, nor has the Company paid any amounts in settlement of any of these claims.

   The Company entered into the AHP Indemnity and Release Agreement on May 30, 2001 pursuant to which AHP agreed to indemnify the Company against certain classes of product liability cases filed against Interneuron related to Redux. The Company's indemnification covers existing plaintiffs who have already opted out of AHP's national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, AHP has agreed to fund all future legal costs related to the Company's defense of Redux-related product liability cases. The agreement also provides for AHP to fund additional insurance coverage to supplement the Company's existing product liability insurance. The Company believes this total insurance coverage is sufficient to address its potential remaining Redux product liability exposure. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which the Company is not otherwise indemnified or covered under the AHP Indemnity and Release Agreement will not have a material adverse effect on the Company's future business, results of operations or financial condition or that the potential of any such claims would not adversely affect the Company's ability to obtain sufficient financing to fund operations. Up to the date of the AHP Indemnity and Release Agreement, the Company's defense costs were paid by, or subject to reimbursement to the Company from, the Company's product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by the Company or its insurers. In exchange for the indemnification, defense costs, and insurance coverage provided to Interneuron by AHP, the Company agreed to dismiss its suit against AHP filed in January 2000, its appeal from the order approving AHP's national class action settlement of diet drug claims, and its cross-claims against AHP related to Redux product liability legal actions.

   Complaint Against AHP: On January 24, 2000, the Company announced it had filed a complaint against AHP in the Superior Court of the Commonwealth of Massachusetts (the "AHP Litigation"). The complaint sought unspecified but substantial damages and attorneys' fees pursuant to common and statutory law for AHP's knowing and willful deceptive acts and practices, fraud and misrepresentations and breach of contract. AHP filed an answer denying the allegations of such complaint. Pursuant to the AHP Indemnity and Release Agreement, described above, such complaint was dismissed on June 28, 2001.

   Insurance Litigation: On August 7, 2001, Columbia Casualty Company, one of the Company's insurers for the period May 1997 through May 1998, filed an action in the United States District Court for the District of Columbia against the Company. The lawsuit is based upon a claim for breach of contract and declaratory judgment, seeking damages against the Company in excess of $20,000,000, the amount that the plaintiff has paid to the Company under its insurance policy. The plaintiff alleges that under the policy it was subrogated to any claim for indemnification that Interneuron may have had against AHP related to Redux and that such claim was compromised without its consent when the Company entered into the AHP Indemnity and Release Agreement. The Company plans to vigorously defend this litigation.

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

   General: Pursuant to agreements between the parties, under certain circumstances, the Company may be required to indemnify Servier, Boehringer and other parties.

   Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to be required to devote significant management time and resources to these legal actions. In the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company and its officers and directors, the Company's business, financial condition and results of operations could be materially adversely affected. The uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company's Common Stock and on the Company's ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors--The outcome of the Redux litigation could materially harm us," and Note H of Notes to Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

                              EXECUTIVE OFFICERS

   The following table sets forth the names and positions of the executive officers of the Company:

Name                        Age Position
----                        --- --------
Glenn L. Cooper, M.D....... 48  President, Chief Executive Officer and Chairman
Mark S. Butler............. 55  Executive Vice President, Chief Administrative
                                Officer and General Counsel
Michael W. Rogers.......... 41  Executive Vice President, Chief Financial Officer
                                and Treasurer
Bobby W. Sandage, Jr., Ph.D 48  Executive Vice President, Research and
                                Development and Chief Scientific Officer

   Glenn L. Cooper, M.D. has been President, Chief Executive Officer and a director of the Company since May 1993 and Chairman since January 2000. Dr. Cooper was also Progenitor's President and Chief Executive Officer from September 1992 to June 1994. Prior to joining Progenitor, Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx Pharmaceuticals Corporation from August 1990. Dr. Cooper had been associated with Eli Lilly since 1985, most recently, from June 1987 to July 1990, as Director, Clinical Research, Europe, of Lilly Research Center Limited; from October 1986 to May 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from June 1985 to September 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories. Dr. Cooper is a director and Vice Chairman of Proneuron Biotechnologies, Inc., a private Israeli-based biotechnology company. Dr. Cooper received his M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and received his B.A. from Harvard College.

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

   Bobby W. Sandage, Jr., Ph.D. joined the Company in November 1991 as Vice President--Medical and Scientific Affairs and was appointed Vice President--Research and Development in February 1992, Senior Vice President--Research and Development in February 1994 and Executive Vice President, Research and Development and Chief Scientific Officer in December 1995. From February 1989 to November 1991 he was Associate Director, Project Management for the Cardiovascular Research and Development division of DuPont Merck Pharmaceutical Company. From May 1985 to February 1989 he was affiliated with the Medical Department of DuPont Critical Care, most recently as associate medical director, medical development. Dr. Sandage is an adjunct professor in the Department of Pharmacology at the Massachusetts College of Pharmacy. Dr. Sandage received his Ph.D. in Clinical Pharmacy from Purdue University and his B.S. in Pharmacy from the University of Arkansas.

                                 RISK FACTORS

   The following factors should be reviewed carefully, in conjunction with the other information in this Report and the Company's consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Report and presented elsewhere by Company management from time to time. See "Part I--Note Regarding Forward Looking Statements."

Our products are early stage and may not be successful or achieve market acceptance.

   We are investigating for therapeutic potential a variety of pharmaceutical compounds, and other products at various stages of development. The products we are developing are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. We are unable to predict whether any of our products will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products or procedures are long and uncertain. Even if our products receive regulatory clearance, our products may not achieve or maintain market acceptance.

We rely on the favorable outcome of clinical trials of our products.

   Before obtaining regulatory approval for the commercial sale of any of the pharmaceutical products we are developing, we or our licensees must demonstrate that the product is safe and efficacious for use in each target indication. The process of obtaining U.S. Food and Drug Administration and other regulatory approval is lengthy and expensive. If clinical trials do not demonstrate the safety and efficacy of certain products under development, we will be materially adversely affected. The results of pre-clinical studies and early clinical trials may not predict results that will be obtained in large-scale testing or use. Clinical trials of products we are developing may not demonstrate the safety and efficacy of such products. Regardless of clinical trial results, the FDA may not approve marketing of the product. The costs to obtain regulatory approvals could be considerable and the failure to obtain, or delays in obtaining regulatory approval could have a significant negative effect on our business performance and financial results. Even if pre-market approval of a product is obtained, the FDA is authorized to impose post-marketing requirements. A number of companies in the pharmaceutical industry, including our company, have suffered significant setbacks in advanced clinical trials or have not received FDA approval, even after promising results in earlier trials. We withdrew our New Drug Application for citicoline to treat ischemic stroke after the failure to meet our primary objective in a small Phase III clinical study.

We will depend on Pfizer to develop, manufacture and market pagoclone.

   Under our agreement with Pfizer, we do not have control over the development or commercialization of pagoclone. We would be materially adversely affected if Pfizer does not successfully develop pagoclone. We will be dependent on Pfizer to manufacture pagoclone under current Good Manufacturing Practices regulations. We will also be dependent on Pfizer for the marketing and distribution of pagoclone.

We could be materially harmed if our agreements were terminated.

   Our agreements with licensors and licensees generally provide the other party with rights to terminate the agreement, in whole or in part, under certain circumstances. Many of our agreements require us to diligently pursue development of the underlying product or risk loss of the license or incur penalties. Termination of certain of our agreements could substantially reduce the likelihood of successful commercialization of a particular product. Depending upon the importance to us of the product that is subject to any such agreement, this could materially adversely affect our business. In particular, termination of our agreement with Pfizer would materially adversely affect us.

We will rely on third parties to commercialize and manufacture our products.

   We require substantial additional funds to complete development of our products and anticipate forming partnerships to manufacture and market our products. We seek corporate partners to fund development and commercialization of our products. We may not be successful in finding corporate partners or obtaining other financing and, if obtained, the terms of any such arrangements may not be favorable to us. If we are not able to obtain any such corporate partners or financing, development of our products could be delayed or curtailed, which could materially adversely affect our operations and financial condition.

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

   We currently contract with third parties for all of our manufacturing needs and do not manufacture any of our own products. Typically these manufacturing contracts are short term. As a result, we cannot be certain that manufacturing sources will continue to be available or that we can continue to out-source the manufacturing of any of our products on reasonable terms or at all. Any manufacturing facilities for any of our compounds are subject to U.S. Food and Drug Administration inspection both before and after New Drug Application approval to determine compliance with current Good Manufacturing Practices requirements. Facilities used to produce our compounds may not have complied, or may not be able to maintain compliance, with cGMP. The cGMP regulations are complex and failure to be in compliance could lead to non-approval or delayed approval of the NDA. This would delay product launch or, if approval is obtained, may result in remedial action, penalties and delays in production of material acceptable to the FDA.

Our failure to acquire and develop additional product candidates will impair our ability to grow.

   In order to continue to grow, we must continue to acquire and develop additional compounds. The success of this strategy depends upon our ability to continue to identify, select and acquire compounds that meet the criteria we have established. Identifying suitable compounds is a lengthy and complex process. In addition, other companies with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of compounds. We may not be able to acquire the rights to additional compounds on terms we find acceptable or at all.

We need additional funds in the near future.

   We continue to expend substantial funds for product development activities, research and development, pre-clinical and clinical testing, operating expenses, regulatory approval, licensing and other strategic relationships, manufacturing and marketing. We will require additional funds after fiscal 2002. We may seek such additional funds during or after fiscal 2002 through corporate collaborations or public or private equity or debt financings. If we raise additional funds by issuing equity securities, existing stockholders will be diluted and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however that additional financing will be available on terms acceptable to us or at all. If we sell securities in a private offering, we may have to sell such shares at a discount from the market price of our stock which could have a depressive effect on our stock price. In addition, future resales of shares in the public market sold in a private offering could negatively affect our stock price.

   Our cash requirements and cash resources will vary significantly depending upon the following principal factors:

    .  the progress of research and development programs;

    .  costs and results of pre-clinical and clinical testing;

    .  the timing and cost of obtaining regulatory approvals;

    . whether we are successful in either in-licensing or out-licensing products;

    . whether Pfizer is successful in developing pagoclone and the timing of any milestone payments related to the Pfizer Agreement;

    . whether we are successful in defending against our Redux product liability litigation; and

    .  the timing and extent of reimbursement from insurers.

   As a result of the uncertainties and costs associated with business development activities, market conditions, the Redux-related litigation and other factors generally affecting our ability to raise additional funds, we may not be able to obtain sufficient additional funds to satisfy cash requirements in the future or may be required to obtain financing on terms that are not favorable to us. We may have to curtail our operations or delay development of our products.

We have a history of losses and expect losses to continue.

   Through September 30, 2001, we had accumulated net losses since inception of approximately $251,000,000. We expect to have losses and use cash in operating activities. We will be required to conduct significant development and clinical testing activities for the products we are developing. These activities are expected to result in continued operating losses for the foreseeable future. We cannot predict the extent of future losses or the time required to achieve profitability. In addition, payments made by us in connection with product liability litigation would result in significant charges to operations and would materially adversely affect our results of operations and financial condition.

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

   The use of products in clinical trials and the marketing of products may expose us to substantial product liability claims and adverse publicity. Certain of our agreements require us to obtain specified levels of insurance coverage, naming the other party as an additional insured. We may not be able to maintain or obtain insurance coverage, or to obtain insurance in amounts sufficient to protect us or other named parties against liability, at a reasonable cost, or at all. In addition, any insurance obtained may not cover any particular liability claim. One of our insurers is in liquidation proceedings and may not be able to reimburse us under our policy. Another insurer has claimed it is entitled to recover twenty million dollars that it has paid to us under our policy. We cannot predict the extent to which the Redux-related litigation may affect our ability to obtain sufficient product liability insurance for other products at costs acceptable to us. We have indemnified certain licensors and licensees and may be required to indemnify additional licensors or licensees against product liability claims incurred by them as a result of products we develop or market. If uninsured or insufficiently insured product liability claims arise, or if a successful indemnification claim was made against us, our business and financial condition could be materially adversely affected.

The outcome of the Redux litigation could materially harm us.

   On September 15, 1997, we announced a market withdrawal of our first prescription product, the weight loss medication Redux (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by American

Home Products, our licensee, in June 1996. Following the withdrawal, we have been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. In related litigation, we have been sued by one of our insurers, alleging that we compromised its subrogation rights by entering into the AHP Indemnity and Release Agreement.

   The existence of such litigation may continue to materially adversely affect our business, including our ability to obtain sufficient financing to fund operations. In addition, although we are unable to predict the outcome of any such litigation, if successful uninsured or insufficiently insured claims, or if a successful indemnification claim, were made against us, our business, financial condition and results of operations could be materially adversely affected. In addition, the costs and uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of our Common Stock and on our ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, and to obtain product liability insurance for other products at costs acceptable to us, or at all, any or all of which may materially adversely affect our business, financial condition and results of operations. The AHP Indemnity and Release Agreement provides certain indemnification and funding related to Redux claims. However, uninsured or insufficiently insured Redux-related claims or Redux-related claims which are not covered by the AHP Indemnity and Release Agreement may arise. Any such claims, if successful, could have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with government regulations it could negatively affect our business.

   Our research, development and pre-clinical and clinical trial activities and the manufacturing and marketing of our products are subject to an extensive regulatory approval process by the U.S. Food and Drug Administration and other regulatory agencies in the U.S. and other countries. The process of obtaining required regulatory approvals for drugs, including conducting pre-clinical and clinical testing, is lengthy, expensive and uncertain. Even after such time and expenditures, we may not obtain necessary regulatory approvals for clinical testing or for the manufacturing or marketing of any products. Regulatory approval may entail limitations on the indicated usage of a drug, which may reduce the drug's market potential. Even if regulatory clearance is obtained, post-market evaluation of the products, if required, could result in restrictions on a product's marketing or withdrawal of the product from the market as well as possible civil or criminal sanctions. We will depend upon the manufacturers of our products to comply with current Good Manufacturing Practices. We also depend on laboratories and medical institutions conducting pre-clinical studies and clinical trials to maintain both good laboratory and good clinical practices. We may not be able to obtain on a timely basis, or at all, cGMP manufacturers capable of producing product to meet our requirements, which would materially adversely affect our ability to commercialize these products.

   In addition, we and our collaborative partners may be subject to regulation under state and federal laws, including requirements regarding occupational safety, laboratory practices, environmental protection and hazardous substance control, and may be subject to other local, state, federal and foreign regulations. We cannot predict the impact of such regulation on us, although it could be material and adverse.

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

   To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our proposed products, disputes may arise as to the proprietary rights to such information which may not be resolved in our favor. Most of our consultants are employed by or have consulting agreements with third parties and any inventions discovered by such individuals will not necessarily become our property. There is a risk that other parties may breach confidentiality agreements or that our trade secrets become known or independently discovered by competitors, which could adversely affect us.

We may depend on market exclusivity for trospium and other products.

   Assuming regulatory approvals are obtained, our ability to commercialize successfully certain drugs, including trospium, may depend on the availability of market exclusivity or patent extension under the Drug Price Competition and Patent Term Restoration Act of 1984 which is commonly known as the Waxman-Hatch Act which provides protections for certain new products. The marketing of trospium could be materially adversely affected if marketing exclusivity is not available to us.

Our products may be unable to compete successfully with other products.

   Competition from other pharmaceutical companies is intense and is expected to increase. We are aware of existing products and of products under development by our competitors that address diseases we are targeting and competitors have developed or are developing products or technologies that are, or may compete with our products.

    . Pagoclone would compete with a number of drugs available and under development to treat anxiety or panic disorders, including serotonergic drugs such as BuSpar, Paxil, Zoloft, Prozac and Effexor and benzodiazepines such as Valium and Xanax.

    . Trospium would compete with other therapies for overactive bladder, including anticholinergics, such as Detrol and Detrol LA and Ditropan and Ditropan XL. In addition, we are aware of other companies evaluating specific antimuscaranic and antispasmodics for overactive bladder in pre-clinical and clinical development, including darifenacin by Pfizer Inc.

    . With respect to citicoline, Genentech, Inc. markets Activase, a thrombolytic agent, as a treatment for stroke. We are aware that other companies are conducting clinical trials on a number of other products for stroke which could also compete with citicoline.

    . In addition to PRO 2000, many new substances are being evaluated for the prevention of HIV transmission. Among the most advanced are BufferGel, Savvy, Emmelle, Carraguard and cellulose sulfate gel.

    . Dersalazine initially would compete with various formulations of 5-aminosalicylic acid often used as first line therapy for inflammatory bowel disease and including Asacol, Dipentum, Pentasa and Colazal.

   Many of the other companies who market or are expected to market competitive drugs or other products are large, multinational companies who have substantially greater marketing and financial resources and experience than us. We may not be able to develop products that are more effective or achieve greater market acceptance than competitive products. In addition, our competitors may develop products that are safer or more effective or less expensive than those we are developing or that would render our products less competitive or obsolete. As a result, our products may not be able to compete successfully. In addition, royalties payable to us under certain conditions may be reduced or eliminated if there is generic competition.

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

   We are dependent on certain executive officers and scientific personnel and our business would be adversely affected by the loss of certain of these individuals. In addition, we rely on independent consultants to design and supervise clinical trials and assist in preparation of U.S. Food and Drug Administration submissions.

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

   Our executive officers, directors and principal stockholders (including individuals or entities related to such stockholders) own or control approximately 36% of our outstanding Common Stock. Accordingly, these officers, directors and stockholders may have the ability to exert significant influence over the election of our Board of Directors and to determine corporate actions requiring stockholder approval.

We may issue preferred stock with preferential rights that could affect your rights and prevent a takeover of the business.

   Our Board of Directors has the authority, without further approval of our stockholders, to fix the rights and preferences, and to issue shares, of preferred stock. In addition, vesting of shares of our Common Stock subject to stock awards under our 1997 Equity Incentive Plan accelerates and outstanding options under our stock option plans become immediately exercisable upon certain changes in control of the Company, except under certain conditions. In addition, Delaware corporate law imposes limitations on certain business combinations. These provisions could, under certain circumstances, delay or prevent a change in control of the Company and, accordingly, could adversely affect the price of our Common Stock.

We have never paid any dividends on our Common Stock.

   We have not paid any cash dividends on our Common Stock since inception and do not expect to do so in the foreseeable future. Any dividends will be subject to the preferential cumulative dividend of $0.1253 per share and $1.00 per share payable on our outstanding Series B Preferred Stock and Series C Preferred Stock, respectively, held by American Home Products and dividends payable on any other preferred stock we may issue.


Our stock price is volatile.

   The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our Common Stock. Factors which may affect our market price include:

    .  results of clinical studies and regulatory reviews;

    . changes in the levels we spend to develop, acquire or license new compounds;

    . announcements by our corporate collaboration partners concerning our products, about which we generally have very limited control, if any, over the timing or content;

    .  market conditions in the pharmaceutical and biotechnology industries;

    .  competitive products;

    .  financings or corporate collaborations;

    .  sales or the possibility of sales of our Common Stock;

    . our results of operations and financial condition including variability in quarterly operating results due to timing and recognition of revenue, receipt of licensing, milestone and royalty payments, and regulatory progress and delays;

    .  proprietary rights;

    .  Redux-related litigation developments;

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

   As of October 31, 2001, we had 43,283,016 shares of Common Stock outstanding. Substantially all of these shares are eligible for sale without restriction or under Rule 144. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be "affiliates" of our company as that term is defined under the Securities Act of 1933, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

   (i) one percent of the then outstanding shares of Common Stock, or

  (ii) the average weekly trading volume in the Common Stock during the four calendar weeks preceding such sale.

   Sales under Rule 144 are also subject to certain requirements as to the manner of sale, notice and the availability of current public information about us. However, a person who is not an affiliate and has beneficially owned such shares for at least two years is entitled to sell such shares without regard to the volume or other requirements.

   American Home Products Corporation has registration rights relating to 622,222 shares of Common Stock issuable upon conversion of issued and outstanding Series B and C Preferred Stock. We have outstanding registration statements on Form S-3 relating to the resale of our shares of Common Stock and on Form S-8 relating to shares issuable under our 1989 Stock Option Plan, 1994 Long-Term Incentive Plan, 1995 Employee Stock Purchase Plan, 1997 Equity Incentive Plan and 1998 Employee Stock Option Plan and 2000 Stock Option Plan.

   The recipients of shares of our Common Stock under the 1997 Equity Incentive Plan can sell these shares immediately when the shares vest. As of October 31, 2001, of the 1,736,918 shares of Common Stock issued or issuable pursuant to stock awards under the 1997 Equity Incentive Plan, 1,511,918 shares were vested and issued and 225,000 shares subject to outstanding awards vest through April 2002. The vesting dates are subject to extension if they occur during a "Black Out Period." Black Out Periods generally are periods in which the recipient is unable to sell the shares subject to the award at the applicable vesting date due to legal or contractual restrictions. The vesting dates are also subject to acceleration under certain circumstances, including certain changes in control of the Company, except under certain conditions.

   Sales of the shares of Common Stock subject to restricted stock awards, the possibility of sales of such shares, private sales of securities or the possibility of resale of such shares in the public market may adversely affect the market price of our Common Stock.

Our stockholders could be diluted if we issue our shares subject to options, warrants, stock awards or other arrangements.

   As of October 31, 2001, we had reserved the following shares of Common Stock for issuance:

    . 10,246,000 shares issuable upon exercise of outstanding options and warrants, certain of which may be subject to anti-dilution provisions;

    . 225,000 shares issuable, at nominal consideration, upon vesting of stock awards under the Company's 1997 Equity Incentive Plan;

    . 622,222 shares upon conversion of Preferred Stock owned by American Home Products Corporation, subject to anti-dilution provisions; and

    . 1,307,000 shares reserved for grant and issuance under the Company's stock option plans, stock purchase plan and equity incentive plan.

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

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Securities

   The Company's Common Stock trades on the Nasdaq National Market under the symbol "IPIC." The table below sets forth the high and low sales prices of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated. These prices are based on quotations between dealers, do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

                                         High   Low
-                                       ------ -----
Fiscal Year Ended September 30, 2001:
   July 1 through September 30, 2001... $ 8.90 $3.65
   April 1 through June 30, 2001.......  10.00  2.53
   January 1 through March 31, 2001....   4.12  1.31
   October 1 through December 31, 2000.   2.44  1.16

Fiscal Year Ended September 30, 2000:
   July 1 through September 30, 2000... $ 3.81 $1.75
   April 1 through June 30, 2000.......   3.00  1.50
   January 1 through March 31, 2000....   7.56  1.62
   October 1 through December 31, 1999.   8.75  1.34

Approximate Number of Equity Security Holders

   The number of holders of record of the Company's Common Stock as of December 4, 2001 was approximately 562.

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

                                                                   Fiscal Years Ended September 30, (1)
                                                          -----------------------------------------------------
                                                            1997       1998       1999       2000       2001
                                                          ---------  ---------  ---------  ---------  ---------
                                                               (Amounts in thousands except per share data)
Statement of Operations Data:
Revenues:
Contract and license fees................................ $  11,039  $   6,488  $   1,599  $  27,754  $  13,281
Royalties................................................    35,007         --         --         --      1,952
Product revenue..........................................    20,938         --         --         --         --
                                                          ---------  ---------  ---------  ---------  ---------
    Total revenues.......................................    66,984      6,488      1,599     27,754     15,233
Cost of revenues.........................................    41,144         --        200      3,024        698
Research and development.................................    50,180     39,762     35,510      3,158      5,301
Selling, general and administrative......................    19,581     21,975     11,030      6,823      7,238
Product withdrawal.......................................     7,528         --         --     (1,757)    (5,582)
Purchase of in-process research and development..........     3,044        500      2,421         --         --
Income (loss) from operations............................   (54,493)   (55,749)   (47,562)    16,506      7,655
Investment income, net...................................     8,944      5,465      2,189      1,868      1,811
Equity in net income (loss) of unconsolidated subsidiary.    (9,028)    (4,040)       250        175         --
Income (loss) from continuing operations.................   (49,670)   (50,485)   (38,578)    19,956      8,509
Discontinued operations..................................    (5,586)   (19,477)       816         --         --
Cumulative effect of change in accounting principle (1)..        --         --         --         --    (10,000)
Net income (loss)........................................ $ (55,256) $ (69,962) $ (37,762) $  19,956  $  (1,491)
Income (loss) per common share from continuing
 operations--diluted..................................... $   (1.21) $   (1.22) $   (0.92) $    0.46  $    0.19
Income (loss) per common share from discontinued
 operations--diluted..................................... $   (0.14) $   (0.47) $    0.02         --         --
Loss per common share from cumulative effect of change in
 accounting principle--diluted...........................        --         --         --         --  $   (0.22)
Net income (loss) per common share--diluted.............. $   (1.35) $   (1.69) $   (0.90) $    0.46  $   (0.03)
Weighted average common shares--diluted..................    41,064     41,468     41,898     43,838     45,628
                                                                              September 30,
                                                          -----------------------------------------------------
                                                            1997       1998       1999       2000       2001
                                                          ---------  ---------  ---------  ---------  ---------
                                                                          (Amounts in thousands)
Balance Sheet Data:
Working capital.......................................... $  82,229  $  41,417  $   4,083  $  26,325  $  23,970
Total assets.............................................   152,930     78,197     26,638     46,826     34,917
Long-term portion of notes payable and capital lease
 obligations.............................................     1,734      1,663          2         --         --
Total liabilities........................................    43,962     30,842     20,327     18,728      6,160
Accumulated deficit......................................  (162,034)  (231,996)  (269,758)  (249,802)  (251,293)
Total stockholders' equity...............................    96,009     39,856      6,122     27,766     28,660

--------
(1) Note: Previously reported financial data for the years ended September 30, 1997 through 2000 has not been restated to give the pro forma effect of the adoption of the provisions of SAB 101. See Note C of Notes to the Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

   The following discussion should be read in conjunction with the Company's audited, consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

General

  Description of Company

   Interneuron is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late stage clinical development. The Company is currently developing or has certain rights to six compounds listed in order of development stage: pagoclone for panic and generalized anxiety disorders, trospium for overactive bladder, IP 501 for cirrhosis of the liver, citicoline for ischemic stroke, PRO 2000 for the prevention of infection by the human immunodeficiency virus and other sexually transmitted pathogens, and dersalazine for inflammatory bowel disease.

  Pagoclone

   In December 1999, the Company entered into the Pfizer Agreement under which it licensed to Pfizer exclusive, worldwide rights to develop and commercialize pagoclone. To date under the Pfizer Agreement, the Company has received $16,750,000, including an up-front payment of $13,750,000, and is entitled to receive up to an additional $62,000,000 in payments contingent upon the achievement of clinical and regulatory milestones. Under the Pfizer Agreement, Pfizer is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis. Under the Company's agreement with Aventis, Aventis is entitled to receive a portion of the payments to be received by the Company from Pfizer. Pfizer is currently testing pagoclone in a Phase III trial for panic disorder and multiple Phase II trials for generalized anxiety disorder.

  Trospium

   In November 1999, the Company obtained an exclusive U.S. license to trospium from Madaus in exchange for potential regulatory and sales milestone payments and royalties on net sales. Trospium is in Phase III development to treat overactive bladder. The Company is responsible for all remaining development and commercialization activities for trospium.

  IP 501

   In January 2001, the Company exercised its option and entered into an agreement to license IP 501, a compound in Phase III development for the treatment and prevention of liver diseases, including alcohol and Hepatitis C-induced cirrhosis. In exchange for potential future milestone payments and royalties on net sales, the license agreement gives the Company rights to develop and commercialize IP 501 in the United States, Canada, Japan, Korea, and, under certain circumstances, Europe and other markets. The Company is responsible for all remaining clinical and regulatory development, manufacturing, and marketing of the compound in the licensed territory. The Company is awaiting results of an 800-patient Veterans Administration-sponsored Phase III trial before it will begin any further development of the product.

   In April 2001, Takeda exercised a previously granted option to negotiate a license to one of the Company's compounds and Takeda designated IP 501 as such compound (see "Citicoline"). Takeda had a six-month period during which the Company could not offer IP 501 to any other party on terms more favorable than those offered to Takeda without first re-offering such compound to Takeda on such new terms. Upon the expiration of the six-month period on September 30, 2001, Takeda has no further rights to IP 501.

  Citicoline

   In December 1999, the Company entered into the Takeda Agreement, under which the Company licensed to Takeda exclusive U.S. and Canadian commercialization rights to citicoline. Under the Takeda Agreement, the Company received $13,000,000 in licensing and other payments and was entitled to receive up to $60,000,000 in payments contingent upon the achievement of regulatory milestones, as well as royalties on net sales. In December 2000, Takeda notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. Therefore, the Company has reacquired all rights to this compound. The Company does not intend to further develop citicoline unless it is able to find another partner to participate in such development. Takeda exercised its option under the Takeda Agreement to negotiate a license of another one of the Company's compounds and selected IP 501 as such compound. Takeda's rights to IP 501 expired on September 30, 2001.

   In fiscal 2000, the Company recognized $10,000,000 as contract and license fee revenue from Takeda and $3,000,000 related to the product option as deferred revenue. In fiscal 2001, the Company recognized the previously deferred $3,000,000 as contract and license fee revenue. In the fourth quarter of 2001 the Company adopted SAB 101 and in doing so, reversed the $10,000,000 license fee revenue previously recognized in fiscal 2000 as the cumulative effect of a change in accounting principle and then recognized the $10,000,000 as revenue in September 2001 upon expiration of Takeda's rights under the contract.

  PRO 2000

   In June 2000, the Company licensed exclusive, worldwide rights to develop and market PRO 2000 from HDCI in exchange for an up-front payment, potential clinical and regulatory milestone payments and royalties on net sales. PRO 2000 is a candidate topical microbicide to prevent infection by HIV and other sexually transmitted pathogens. PRO 2000 has been the subject of numerous pre-clinical and clinical studies, and government-sponsored Phase II and Phase II/III clinical trials are expected to begin in fiscal 2002. The Company is responsible for all remaining development and commercialization activities for PRO 2000.

   In September 2001, the Company was awarded a $535,000 grant by the Contraceptive Research and Development ("CONRAD") Program under its Global Microbicide Project. This grant supports two toxicity studies currently being performed by the Company with PRO 2000. In fiscal 2001, the Company recorded approximately $281,000 of revenue and cost of revenue pursuant to this grant. The Company expects the two toxicity studies will be completed and the grant funds to be received from CONRAD in fiscal 2002.

  Dersalazine

   In September 2001, the Company licensed exclusive, worldwide rights to dersalazine, a compound in early clinical development to treat inflammatory bowel disease, from Uriach, in exchange for an up-front licensing payment, as well as potential development milestone and royalty payments to Uriach. Interneuron will be responsible for the future clinical development, regulatory activities and commercialization of dersalazine.

  Sarafem

   In June 1997, the Company licensed to Lilly exclusive, worldwide rights to Interneuron's patent covering the use of fluoxetine to treat certain conditions and symptoms associated with premenstrual syndrome. Lilly received approval for fluoxetine to treat premenstrual dysphoric disorder and is marketing the drug under the trade name Sarafem. The agreement provides for milestone payments and royalties based on net sales in the United States. The Company expects royalty payments under this agreement to expire in March 2002.

  Redux (See Note H of Notes to Consolidated Financial Statements)

   The Company entered into the AHP Indemnity and Release Agreement on May 30, 2001 pursuant to which AHP agreed to indemnify the Company against certain classes of product liability cases filed against Interneuron related to Redux. The Company's indemnification covers existing plaintiffs who have already opted out of AHP's national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, AHP has agreed to fund all future legal costs related to the Company's defense of Redux-related product liability cases. The agreement also provides for AHP to fund additional insurance coverage to supplement the Company's existing product liability insurance. The Company believes this total insurance coverage is sufficient to address its potential remaining Redux product liability exposure. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which the Company is not otherwise indemnified or covered under the AHP Indemnity and Release Agreement will not have a material adverse effect on the Company's future business, results of operations or financial condition or that the potential of any such claims would not adversely affect the Company's ability to obtain sufficient financing to fund operations. Up to the date of the AHP Indemnity and Release Agreement, the Company's defense costs were paid by, or subject to reimbursement to the Company from, the Company's product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by the Company or its insurers. In exchange for the indemnification, defense costs, and insurance coverage provided to Interneuron by AHP, the Company agreed to dismiss its suit against AHP filed in January 2000, its appeal from the order approving AHP's national class action settlement of diet drug claims, and its cross-claims against AHP related to Redux product liability legal actions.

   As a result of the AHP Indemnity and Release Agreement, the Company believes that it is no longer probable that it will have to pay approximately $7,900,000 for estimated liabilities that had been established at the time Redux was withdrawn. Accordingly, the Company has reversed these accruals in the year ended September 30, 2001 and has reflected the reversal as a credit in product withdrawal in the Company's Statement of Operations.

   In January 2001, the Company was reimbursed $8,419,000 for litigation expenses previously paid by the Company and for other Redux-related costs. Of this amount, $618,000 of other Redux-related costs are included as a credit in the Company's Statement of Operations for the year ended September 30, 2001 under product withdrawal. As of September 30, 2001, the Company had an outstanding insurance claim of $3,594,000, including $3,354,000 which the Company paid through September 30, 2001 to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company's current outstanding insurance claim is made pursuant to the Company's product liability policy issued to the Company by Reliance Insurance Company ("Reliance").

   In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000. This reserve of $2,336,000 is recorded in product withdrawal and reflects the Company's best estimate given the available facts and circumstances. The amount the Company collects could differ from the $1,258,000 reflected as a noncurrent insurance claim receivable at September 30, 2001. There can be no assurance that the Company will collect any of its $3,594,000 of estimated claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5,000,000 limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

   In October 2000, the District Court returned $1,757,000 to the Company from the initial payment the Company made to the District Court pursuant to a proposed Redux-related settlement which was rejected by the District Court. The Company reflected this amount at September 30, 2000 as a receivable and a credit in product withdrawal for the year ended September 30, 2000.

   The product withdrawal net credit of $5,582,000 for the year ended September 30, 2001 consisted of credits of approximately $7,900,000 for Redux-related accruals reversed in fiscal 2001 and $618,000 for insurance reimbursements of other Redux-related expenses, partially offset by the $2,336,000 reserve for the insurance claim on Reliance and the noncash charge of $561,000 for the fair value of stock options granted to attorneys involved in the AHP Litigation.

   On August 7, 2001, Columbia Casualty Company, one of the Company's insurers for the period of May 1997 through May 1998, filed an action in the United States District Court for the District of Columbia against the Company. The lawsuit is based upon a claim for breach of contract and declaratory judgment, seeking damages against the Company in excess of $20,000,000, the amount that the plaintiff has paid to the Company under its insurance policy. The plaintiff alleges that under the policy it was subrogated to any claim for indemnification that Interneuron may have had against AHP related to Redux and that such claim was compromised without its consent when the Company entered into the AHP Indemnity and Release Agreement. The Company plans to vigorously defend this litigation.

Results of Operations

  Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

   The Company had a net loss of $(1,491,000), or $(0.03) per share, basic, in fiscal 2001 compared to net income of $19,956,000, or $0.46 per share, diluted, in fiscal 2000. This change to net loss from net income is primarily the result of $15,233,000 of total revenues recognized in fiscal 2001 compared to $26,750,000 of contract and license fee revenue recognized from the Takeda and Pfizer Agreements in fiscal 2000, and a $10,000,000 charge recognized in fiscal 2001 for the cumulative effect of a change in accounting principle resulting from the Company's adoption of SAB 101 (See Notes C and M of Notes to Consolidated Financial Statements), partially offset by a credit in product withdrawal of $5,582,000 primarily resulting from the AHP Indemnity and Release Agreement.

   Contract and license fee revenue of $13,281,000 in fiscal 2001 consisted of $13,000,000 related to the Takeda Agreement, which was recognized when Takeda's rights under an option expired on September 30, 2001, and $281,000 from the agreement with CONRAD. Contract and license fee revenue of $27,754,000 in fiscal 2000 included $16,750,000 received from Pfizer pursuant to the Pfizer Agreement, including $3,000,000 relating to Pfizer's achievement of a clinical trial milestone, $10,000,000 received from Takeda pursuant to the Takeda Agreement and $1,000,000 received from Lilly relating to Lilly's approval from the FDA to market Sarafem to treat PMDD in the U.S. Royalty revenue of $1,952,000 in fiscal 2001 pertained to royalties from Lilly for sales of Sarafem. The $10,000,000 received from Takeda, which was recognized as revenue in fiscal 2000, was deferred upon the Company's adoption of SAB 101 and reflected as a $10,000,000 cumulative effect of a change in accounting principle in the Company's fiscal 2001 results. This $10,000,000 was recognized as revenue in fiscal 2001 upon expiration of Takeda's rights under the agreement.

   Cost of revenues of $698,000 in fiscal 2001 consists primarily of amounts due or paid to MIT for its portion of the Sarafem royalty revenue and costs of $281,000 pertaining to the agreement with CONRAD. Cost of revenues of $3,024,000 in fiscal 2000 consists primarily of $2,800,000 related to the amount paid to Aventis for their portion of the contractual and milestone payments received by the Company from Pfizer and $200,000 due to MIT for their portion of the milestone payment received by the Company from Lilly.

   Research and development expense increased $2,143,000, or 68%, to $5,301,000 in fiscal 2001 from $3,158,000 in fiscal 2000. This increase is primarily due to increased costs in fiscal 2001 from the initiation of the Company's 500-person Phase III clinical trial for trospium, increased costs for the development of PRO

2000, primarily for product production, and the initial license fee for the licensing of dersalazine. These increases were partially offset by decreased development costs for citicoline resulting from the completion of the 899-person Phase III clinical trial in fiscal 2000. Research and development expenses are expected to increase in future periods due to the trospium Phase III clinical trial, PRO 2000 clinical studies and commencement of development of dersalazine.

   General and administrative expense increased $415,000, or 6%, to $7,238,000 in fiscal 2001 from $6,823,000 in fiscal 2000. This increase was primarily due to several factors, including increased noncash charges for stock options granted to consultants of the Company which resulted from the significant increase in the price of the Company's common stock in fiscal 2001, increased employee compensation-related costs and increased costs related to the Company's lawsuit against AHP. These increases were partially offset by diminished stock compensation charges for restricted stock awards granted pursuant to the Company's 1997 Equity Incentive Plan.

   The product withdrawal net credit of $5,582,000 for the year ended September 30, 2001 consisted of credits of approximately $7,900,000 for Redux-related accruals reversed in fiscal 2001 and $618,000 for insurance reimbursements of other Redux-related expenses, partially offset by the $2,336,000 reserve for the insurance claim on Reliance and the noncash charge of $561,000 for the fair value of stock options granted to attorneys involved in the AHP Litigation. (See Note H of Notes to Consolidated Financial Statements and Item 3. Legal Proceedings.)

   Gain on disposition of equity securities of $1,550,000 in fiscal 2000 resulted from the Company's sale of 288,000 shares of Incara common stock.

   Impairment of equity securities of $810,000 in fiscal 2001 reflects the write down in September 2001 of the Company's investment in Incara to fair value as the decline in Incara common stock was deemed other than temporary.

  Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

   The Company had net income of $19,956,000, or $0.46 per share, diluted, in fiscal 2000 compared to a net loss of $(37,762,000), or $(0.90) per share, diluted, in fiscal 1999. This substantial change to net income from net loss is primarily the result of $26,750,000 of contract and license fee revenue from the Takeda and Pfizer Agreements entered into in December 1999, the substantial reduction of costs in fiscal 2000 related to the Phase III citicoline clinical trial that ended in January 2000 and the absence in fiscal 2000 of the results of operations of Incara which resulted in a net loss in fiscal 1999. In July 1999, the Company exchanged its majority position in Incara for a majority position in CPEC LLC, after which the Company no longer consolidates the results of Incara's operations. Additionally, in fiscal 2000, the Company recorded a gain on sales of Incara stock, a credit for the return of funds from the U.S. District Court for the Eastern District of Pennsylvania paid in September 1998 pursuant to the terms of a proposed settlement agreement relating to the Redux product liability litigation, and a credit to research and development expenses for costs previously accrued relative to the Phase III citicoline clinical trial which were determined to be unnecessary.

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

   Cost of revenues of $3,024,000 in fiscal 2000 consists primarily of $2,800,000 related to the amount paid to Aventis for their portion of the contractual and milestone payments received by the Company from Pfizer and $200,000 due to MIT for their portion of the milestone payment received by the Company from Lilly. Cost of revenues of $200,000 in fiscal 1999 relates to the amount paid to MIT for their portion of the milestone payment received by the Company from Lilly in fiscal 1999.

   Research and development expense decreased $32,352,000, or 91%, to $3,158,000 in fiscal 2000 from $35,510,000 in fiscal 1999. This decrease was substantially due to the absence in fiscal 2000 of Incara expenses, decreased expense related to citicoline due to the completion of the 899-person Phase III citicoline clinical trial in January 2000 and reduced expenses related to pagoclone. Contributing to the decrease in research and development expense in fiscal 2000 were credits recorded in fiscal 2000 reflecting the reversal of costs accrued relative to the Phase 3 citicoline clinical trial which were determined to be unnecessary, a reversal of costs accrued and related to pagoclone development which was determined to be unnecessary subsequent to the Pfizer Agreement, and a reversal of costs accrued relative to the discontinuation of bucindolol development.

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

   Gain on disposition of equity securities of $1,550,000 in fiscal 2000 resulted from the Company's sale of 288,000 shares of Incara common stock.

   Minority interest in fiscal 2000 is attributable to the consolidation of CPEC LLC and in fiscal 1999 was primarily attributable to the consolidation of Incara. As described above, Incara's results of operations are not consolidated with the Company's in fiscal 2000.

Liquidity and Capital Resources

  Cash, Cash Equivalents and Marketable Securities

   At September 30, 2001, the Company had consolidated cash, cash equivalents and marketable securities of $32,171,000 compared to $33,751,000 at September 30, 2000. This decrease of $1,580,000 is primarily due to a net decrease in insurance claims receivable of $7,177,000 relating to the group of legal firms representing the Company in its Redux-related product liability litigation, $1,757,000 returned to the Company from the District Court, and $766,000 from the issuance of common stock, offset by funding of the Company's operations for the year ended September 30, 2001. (See "Analysis of Cash Flows" and "Item 3. Legal Proceedings.")

   The Company believes it has sufficient cash for currently planned expenditures for the next twelve months. Based on certain assumptions relating to operations and other factors, the Company will require additional funds after such time. The Company does not currently have sufficient funds to fully develop and commercialize any of its current products and product candidates and will require additional funds or corporate collaborations for the development and commercialization of its compounds in development, as well as any new businesses, products or technologies acquired or developed in the future. The Company has no commitments to obtain such funds. If such funds are not available, the Company may be required to further reduce its operations and delay development and regulatory efforts. There can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements or that any financing will be available on terms favorable or acceptable, or at all.

  Product Development

   The Company expects to continue to expend substantial additional amounts for the development of its products. There can be no assurance that results of any ongoing current or future pre-clinical or clinical trials will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with cGMP or successfully marketed in a timely manner, or at all, or that the Company will have sufficient funds to develop or commercialize any of its products.

  Analysis of Cash Flows

   Cash used in operating activities during fiscal 2001 of $1,981,000 consisted primarily of the net loss, a reduction of accrued expenses and other liabilities of $9,419,000, primarily as a result of the reversal of Redux withdrawal-related liabilities and a reduction in the amount accrued for services by the law firms providing Redux-related product liability litigation services, the decrease in deferred revenue of $3,000,000 from Takeda which was recognized as revenue in fiscal 2001, offset by a net decrease of $7,177,000 in insurance claims receivable relating to the group of legal firms representing the Company in its Redux-related product liability litigation, $1,757,000 returned to the Company from the District Court and $1,697,000 of noncash compensation.

   Cash provided by investing activities in fiscal 2001 of $1,606,000 consisted primarily of $1,632,000 of net inflows from purchases of marketable securities.

   Cash provided by financing activities in fiscal 2001 of $427,000 consisted primarily of $766,000 of net proceeds from the issuance of common stock primarily from the exercise of stock options, partially offset by a distribution of available cash to the minority stockholder of CPEC LLC.

   Reflected in insurance claim receivable at September 30, 2001 of $1,258,000 is $3,594,000 which the Company paid or owes to the group of law firms defending the Company in the Redux-related product liability litigation for services rendered through May 30, 2001, offset by a reserve of $2,336,000 to reduce this amount to the estimated net realizable value as a result of uncertainty surrounding the ability of Reliance to pay claims in full (see Note H of Notes to Consolidated Financial Statements and Item 3. Legal Proceedings).

Other

   Investment in Incara: The Company's investment in Incara at September 30, 2001 is valued at $693,000 using Incara's fair market value as of the close of business on September 30, 2001 of approximately $1.55 per share. As of the close of business on December 5, 2001, the fair market value of Incara's common stock was approximately $1.69 per share.

   Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting treatment for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 in fiscal 2001 and the adoption did not have a material impact on its financial statements.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company as required, in fiscal year 2003. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. The Company does not expect SFAS No. 144 will have a material effect on its financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   Interneuron owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve Interneuron's capital until it is required to fund operations, including Interneuron's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. Interneuron does not own derivative financial instruments in its investment portfolio.

  Interest Rate Risk

   Interneuron invests its cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate and money market instruments. These investments are denominated in U.S. dollars. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Interneuron's investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and Interneuron has implemented guidelines limiting the duration of investments. Due to the conservative nature of these instruments, Interneuron does not believe that it has a material exposure to interest rate risk.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) 1. Financial Statements

             An index to Consolidated Financial Statements appears on page F-1.

       2. Schedules

          All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

   (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the three month period ended September 30, 2001.

   (c) Exhibits

     3.4 --Restated Certificate of Incorporation of Registrant, as amended(22)
     3.5 --By-Laws of Registrant(1)
     4.4 --Certificate of Designation establishing Series C Preferred Stock(10)
     4.8 --1997 Equity Incentive Plan and Form of Restricted Stock Award Agreement thereunder(25)
    10.5 --Consultant and Non-competition Agreement between the Registrant, Richard Wurtman,
           M.D.(17)
    10.6 --Assignment of Invention and Agreement between Richard Wurtman, M.D., Judith Wurtman and the Registrant(1)
    10.7 --Management Agreement between the Registrant and Lindsay Rosenwald, M.D.(1)
 10.9(a) --Restated and Amended 1989 Stock Option Plan(4)
   10.11 --Restated Amendment to MIT Option Agreement(1)
10.12(a) --Patent and Know-How License Agreement between the Registrant and Les Laboratoires Servier
           ("Servier") dated February 7, 1990 ("License Agreement")(1)
10.12(b) --Revised Appendix A to License Agreement(1)
10.12(c) --Amendment Agreement between Registrant and Servier, Orsem and Oril Produits Chimiques
           dated November 19, 1992(2)(6)
10.12(d) --Amendment Agreement dated April 28, 1993 between Registrant and Servier(9)
10.12(e) --Consent and Amendment Agreement among Servier, American Home Products Corp. and
           Registrant(17)
   10.13 --Trademark License Agreement between the Registrant and Orsem dated February 7, 1990(1)
   10.14 --Supply Agreement between the Registrant and Oril Produits Chimiques dated February 7,
           1990(1)(2)
   10.16 --Assignment of Invention by Richard Wurtman, M.D. (1)
10.22(a) --License Agreement dated January 15, 1993, as amended, between the Registrant and Grupo
           Ferrer(2)(9)
10.22(b) --Addendum and Second Amendment to License Agreement between the Registrant and Ferrer
           Internacional S.A., dated June 1, 1998(29)
   10.25 --License Agreement between the Registrant and the Massachusetts Institute of Technology(3)
   10.37 --License Agreement dated as of February 15, 1992 between the Registrant and Massachusetts
           Institute of Technology(5)
   10.40 --Patent and Know-How Sublicense and Supply Agreement between Registrant and American
           Cyanamid Company dated November 19, 1992(2)(6)
   10.41 --Equity Investment Agreement between Registrant and American Cyanamid Company dated
           November 19, 1992(6)
   10.42 --Trademark License Agreement between Registrant and American Cyanamid Company dated
           November 19, 1992(6)

   10.44 --Consent Agreement between Registrant and Servier dated November 19, 1992(12)
   10.45 --Agreement between Registrant and PAREXEL International Corporation dated October 22, 1992
           (as of July 21, 1992)(2)(7)
   10.46 --License Agreement dated February 9, 1993 between the Registrant and Massachusetts Institute of
           Technology(2)(8)
   10.52 --License Agreement dated February 18, 1994 between Registrant and Rhone-Poulenc Rorer,
           S.A.(11)
   10.55 --Patent License Agreement between Registrant and Massachusetts Institute of Technology dated
           March 1, 1994(11)
   10.58 --Master Equipment Lease including Schedules and Exhibits between Phoenix Leasing and
           Registrant (agreements for Transcell and Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and Progenitor(12)
   10.59 --Exhibit D to Agreement between Registrant and Parexel International Corporation dated as of
           March 15, 1994(2)(12)
10.60(a) --Acquisition Agreement dated as of May 13, 1994 among the Registrant, Intercardia, Inc.,
           Cardiovascular Pharmacology Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the
           sellers named therein(13)
10.60(b) --Amendment dated June 15, 1994 to the Acquisition Agreement(13)
   10.61 --License Agreement dated December 6, 1991 between Bristol-Myers Squibb and CPEC, as amended(2)(13)
10.61(a) --Letter Agreement dated November 18, 1994 between CPEC and Bristol-Myers Squibb(14)
10.65(a) --1994 Long-Term Incentive Plan, as amended(23)
10.68(a) --Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase Plan, as amended(19)
   10.71 --Securities Purchase Agreement dated June 2, 1995 between the Registrant and Reliance
           Insurance Company, including Warrant and exhibits(15)
   10.74 --Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT
           Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings)(16)
   10.78 --Contract Manufacturing Agreement dated November 20, 1995 between Registrant and
           Boehringer Ingelheim Pharmaceuticals, Inc.(2)(17)
   10.83 --Co-promotion Agreement effective June 1, 1996 between Wyeth-Ayerst Laboratories and
           Interneuron Pharmaceuticals, Inc.(2)(18)
   10.84 --Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc.
           dated July 12, 1996(18)
   10.85 --Amendment No. 1 dated July 3, 1996 to Master Consulting Agreement between Interneuron
           Pharmaceuticals, Inc. and Quintiles, Inc. dated July 12, 1996(2)(18)
   10.86 --Lease Agreement between Transcell Technologies, Inc. and Cedar Brook Corporate Center, L.P.,
           dated September 19, 1996, with Registrant guaranty(20)
   10.87 --Lease dated February 5, 1997 between Registrant and Ledgemont Realty Trust(21)
   10.89 --Form of ISDA Master Agreement by and between the Registrant and Swiss Bank Corporation,
           London Branch, together with Schedules thereto(23)
10.90(a) --Form of Confirmation for Contract A entered into pursuant to ISDA Master Agreement by and between the Registrant and Swiss Bank Corporation, London Branch, together with appendix thereto(23)
10.90(b) --Form of Confirmation for Contract B entered into pursuant to ISDA Master Agreement by and between the Registrant and Swiss Bank Corporation, London Branch, together with appendix thereto(23)
10.90(c) --Letter Amendment dated September 18, 1997 to Confirmations filed as Exhibits 10.90(a) and
           10.90(b)(26)
   10.91 --Form of Agreement regarding Registration Rights and Related Obligations to be entered into by and between Registrant and Swiss Bank Corporation, London Branch(23)

    10.92 --Research and Collaboration and License Agreement effective as of June 30, 1997 by and among
            Merck & Co., Inc., Transcell Technologies, Inc. and the Registrant (assigned to Intercardia as of
            May 8, 1998)(2)(24)
    10.93 --Form of Indemnification Agreement between Registrant and each director, executive officer and certain officers of the Registrant entered into as of October 6, 1997(26)
    10.94 --1998 Employee Stock Option Plan(27)
    10.95 --Agreement and Plan of Merger dated March 2, 1998 by and among Registrant, Intercardia, Inc.
            and Transcell Technologies, Inc.(28)
 10.95(a) --Waiver and Consent Agreement dated May 8, 1998 by and among Registrant, Intercardia and
            Transcell(28)
    10.96 --Assignment and Assumption and Royalty Agreement between Intercardia and Registrant dated
            May 8, 1998(29)
    10.97 --License Agreement between Registrant and the Administrators of the Tulane Educational Fund
            dated April 29, 1998(29)
    10.98 --Letter of Understanding between the Registrant and the Plaintiffs' Management Committee
            dated September 3, 1998(30)
    10.99 --Agreement of Compromise and Settlement, including Appendices, dated September 21, 1998, between the Registrant and the Plaintiffs' Management Committee(31)
   10.100 --Royalty Agreement between the Registrant and the Plaintiffs' Management Committee effective as of September 21, 1998(32)
   10.102 --Employment Agreement between Interneuron Pharmaceuticals, Inc. and Michael W. Rogers
            dated and effective as of February 23, 1999(34)
   10.103 --Employment Agreement between Interneuron Pharmaceuticals, Inc. and Bobby W. Sandage, Jr.
            dated and effective as of March 15, 1999(34)
   10.104 --Employment Agreement between Interneuron Pharmaceuticals, Inc. and Mark S. Butler dated and effective as of March 15, 1999(34)
   10.105 --Employment Agreement between Interneuron Pharmaceuticals, Inc. and Glenn L. Cooper, M.D.
            dated and effective as of May 1, 1999(34)
   10.106 --Agreement of Sublease between Interneuron Pharmaceuticals, Inc., Sublandlord and Genta, Inc.,
            Subtenant dated March 31, 1999(34)
   10.107 --Consent to Sublease dated March 31, 1999 by and among Ledgemont Realty Trust, Interneuron
            Pharmaceuticals, Inc., and Genta, Inc. (34)
   10.108 --Exchange Agreement dated July 15, 1999 between Intercardia, Inc. and Interneuron
            Pharmaceuticals, Inc. (35)
   10.109 --Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15,
            1999 among CPEC LLC, Interneuron Pharmaceuticals, Inc. and Intercardia, Inc.(35)
   10.110 --Assignment, Assumption and License Agreement dated July 15, 1999 by and between CPEC
            LLC and Intercardia, Inc.(35)
   10.111 --Extension of Term and Supplemental Agreement made as of July 7, 1999 by and between
            Interneuron Pharmaceuticals, Inc., and J. Howard & Associates(36)
   10.112 --Consent to Sublease dated as of July 9, 1999 by and between Interneuron Pharmaceuticals, Inc., and J. Howard & Associates and Ledgemont Realty Trust(36)
   10.113 --License Agreement effective as of November 26, 1999 between Madaus AG and Interneuron
            Pharmaceuticals, Inc.(37) (2)
   10.114 --License Agreement effective as of December 2, 1999 by and between Interneuron
            Pharmaceuticals, Inc. and Takeda Chemical Industries, Ltd.(37) (2)
   10.116 --License Agreement between Interneuron Pharmaceuticals, Inc. and Warner-Lambert Company
            effective as of December 23, 1999(38) (2)
10.116(a) --2000 Stock Option Plan(39)
   10.117 --License Agreement by and between HeavenlyDoor.com, Inc. and Interneuron Pharmaceuticals,
            Inc. dated June 14, 2000(40) (2)

10.118 --Fiscal 2001 Senior Executive Bonus Plan, as adopted by the Board of Directors on September 13,
         2000(41)
10.119 --License Agreement by and between Charles S. Lieber, M.D. and Interneuron Pharmaceuticals, Inc.
         dated December 26, 2000 (42) (2)
10.120 --Indemnity and Release Agreement between American Home Products Corporation and Interneuron
         Pharmaceuticals, Inc. dated as of May 30, 2001 (43) (2)
10.121 --Amendment dated June 22, 2001 to License Agreement dated December 23, 1999 between
         Interneuron Pharmaceuticals, Inc. and Warner-Lambert Company (2A) (Filed with this document)
10.122 --Agreement by and between J. Uriach & Cia., S.A. and Interneuron Pharmaceuticals, Inc. dated
         September 28, 2001 (2A) (Filed with this document)
10.123 --Fiscal 2002 Senior Executive Bonus Plan, as adopted by the Board of Directors on September 26,
         2001 (Filed with this document)
    21 --List of Subsidiaries
    23 --Consent of PricewaterhouseCoopers LLP

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
(2)  Confidential Treatment granted for a portion of this Exhibit.
(2A) Confidential Treatment sought for portions of this Exhibit.
(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990.
(4) Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(5)  Incorporated by reference to the Registrant's Quarterly Report on Form
     10-Q for the period ended March 31, 1992.
(6) Incorporated by reference to the Registrant's Form 8-K dated November 30, 1992.
(6a) Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(8)  Incorporated by reference to the Registrant's Quarterly Report on Form
     10-Q for the period ended December 31, 1992
(9)  Incorporated by reference to the Registrant's Quarterly Report on Form
     10-Q for the period ended March 31, 1993.
(10) Incorporated by reference to the Registrant's Quarterly Report on Form
     10-Q for the period ended June 30, 1993.
(11) Incorporated by reference to the Registrant's Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826).
(12) Incorporated by reference to the Registrant's Quarterly Report on Form
     10-Q for the period ended March 31, 1994.
(13) Incorporated by reference to the Registrant's Form 8-K dated June 20, 1994.
(14) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
(15) Incorporated by reference to the Registrant's Report on Form 8-K dated
     June 2, 1995.
(16) Incorporated by reference to the Registrant's Report on Form 8-K dated August 16, 1995.
(17) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(18) Incorporated by reference to the Registrant's Quarterly Report on Form
     10-Q or 10-Q/A for the period ended June 30, 1996.
(19) Incorporated by reference to Amendment No. 1 to Registrant's Registration Statement on Form S-3 (File No. 333-1273) filed March 15, 1996.

(20) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(21) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1996.
(22) Incorporated by reference to Exhibit 3.5 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(23) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(24) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997.
(25) Incorporated by reference to the Registrant's Form S-8 (File No. 333-40315) filed November 14, 1997.
(26) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(27) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1997.
(28) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(29) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(30) Incorporated by reference as to Exhibit 99.1 of Registrant's Form 8-K dated September 3, 1998.
(31) Incorporated by reference as to Exhibit 99.2 of Registrant's From 8-K dated September 28, 1998.
(32) Incorporated by reference as to Exhibit 99.3 of Registrant's Form 8-K dated September 28, 1998.
(34) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(35) Incorporated by reference to Registrant's Form 8-K dated July 27, 1999.
(36) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(37) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.
(38) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999.
(39) Incorporated by reference to Registrant's Definitive Proxy Statement filed January 28, 2000
(40) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(41) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000
(42) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2000.
(43) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNEURON PHARMACEUTICALS, INC.

Date: December 11, 2001
                                          By:    /s/ GLENN L. COOPER, M.D.
                                            -----------------------------------
                                                   Glenn L. Cooper, M.D.
                                             President, Chief Executive Officer
                                                        and Chairman

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.

             Name                         Title                    Date
             ----                         -----                    ----

  /s/ GLENN L. COOPER, M.D.  President, Chief Executive      December 11, 2001
  --------------------------   Officer and Chairman
    Glenn L. Cooper, M.D.      (Principal Executive Officer)

        /s/ HARRY GRAY       Director                        December 11, 2001
  --------------------------
          Harry Gray

  /s/ Alexander M. Haig, Jr. Director                        December 11, 2001
  --------------------------
    Alexander M. Haig, Jr.

     /s/ MALCOLM MORVILLE    Director                        December 11, 2001
  --------------------------
       Malcolm Morville

  -------------------------- Director
   Lindsay Rosenwald, M.D.

     /s/ LEE J. SCHROEDER    Director                        December 11, 2001
  --------------------------
       Lee J. Schroeder

    /s/ DAVID B. SHARROCK    Director                        December 11, 2001
  --------------------------
      David B. Sharrock

    /s/ MICHAEL W. ROGERS    Executive Vice President,       December 11, 2001
  --------------------------   Chief Financial Officer,
      Michael W. Rogers        and Treasurer (Principal
                               Financial Officer)

       /s/ DALE RITTER       Senior Vice President,          December 11, 2001
  --------------------------   Finance, (Principal
         Dale Ritter           Accounting Officer)

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
                                Audited Financial Statements
Report of Independent Accountants............................................................ F-2

Consolidated Balance Sheets--September 30, 2001 and 2000..................................... F-3

Consolidated Statements of Operations--For the years ended September 30, 2001, 2000 and 1999. F-4

Consolidated Statements of Stockholders' Equity--For the years ended September 30, 2001, 2000 and 1999................................................................................... F-5

Consolidated Statements of Cash Flows--For the years ended September 30, 2001, 2000 and 1999. F-7

Notes to Consolidated Financial Statements................................................... F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

   To the Board of Directors and Stockholders of Interneuron Pharmaceuticals,
Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Interneuron Pharmaceuticals, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note C of notes to the consolidated financial statements, during the year ended September 30, 2001, the Company changed its method of accounting for revenue recognition to conform with the requirements of the Securities and Exchange Commissions' Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
November 9, 2001

                       INTERNEURON PHARMACEUTICALS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   (Amounts in thousands except share data)

                                                                               September 30, September 30,
                                                                                   2001          2000
                                                                               ------------- -------------
                                   ASSETS
Current assets:
   Cash and cash equivalents..................................................   $  24,923     $  24,871
   Marketable securities......................................................       4,479         8,880
   Accounts receivable........................................................         331           433
   Insurance claim receivable.................................................          --         8,435
   Settlement deposit receivable..............................................          --         1,757
   Prepaids and other current assets..........................................         397           677
                                                                                 ---------     ---------
       Total current assets...................................................      30,130        45,053
Investment in Incara..........................................................         693         1,627
Marketable securities.........................................................       2,769            --
Property and equipment, net...................................................          67           146
Insurance claim receivable....................................................       1,258            --
                                                                                 ---------     ---------
          Total assets........................................................   $  34,917     $  46,826
                                                                                 =========     =========
                                 LIABILITIES
Current liabilities:
   Accounts payable...........................................................   $      53     $     122
   Accrued expenses...........................................................       6,107        15,604
   Deferred revenue...........................................................          --         3,000
   Current portion of capital lease obligation................................          --             2
                                                                                 ---------     ---------
       Total current liabilities..............................................       6,160        18,728
Minority interest.............................................................          97           332
Commitments and obligations (Notes G and H)
                            STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized:
   Series B, 239,425 shares issued and outstanding (liquidation preference at
     September 30, 2001 $3,026)...............................................       3,000         3,000
   Series C, 5,000 shares issued and outstanding (liquidation preference at
     September 30, 2001 $502).................................................         500           500
Common Stock, $.001 par value, 80,000,000 shares authorized; 43,283,016 and
     42,780,492 shares issued and outstanding at September 30, 2001 and 2000,
     respectively.............................................................          43            43
Additional paid-in capital....................................................     276,399       274,011
Accumulated deficit...........................................................    (251,293)     (249,802)
Accumulated other comprehensive income........................................          11            14
                                                                                 ---------     ---------
       Total stockholders' equity.............................................      28,660        27,766
                                                                                 ---------     ---------
          Total liabilities and stockholders' equity..........................   $  34,917     $  46,826
                                                                                 =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands except per share data)

                                                                              For the years ended September 30,
                                                                              --------------------------------
                                                                                 2001         2000      1999
                                                                               --------      -------  --------
Revenues:
   Contract and license fees................................................. $ 13,281      $27,754   $  1,599
   Royalties.................................................................    1,952           --         --
                                                                               --------      -------  --------
       Total revenues........................................................   15,233       27,754      1,599

Costs and expenses:
   Cost of revenues..........................................................      698        3,024        200
   Research and development..................................................    5,301        3,158     35,510
   General and administrative................................................    7,238        6,823     11,030
   Product withdrawal, net...................................................   (5,582)      (1,757)        --
   Purchase of in-process research and development...........................       --           --      2,421
                                                                               --------      -------  --------
       Total costs and expenses..............................................    7,655       11,248     49,161
                                                                               --------      -------  --------
Income (loss) from operations................................................    7,578       16,506    (47,562)

Investment income, net.......................................................    1,811        1,868      2,189
Equity in net income of unconsolidated subsidiary............................       --          175        250
Gain (loss) on disposition of equity securities..............................      (43)       1,550         --
Impairment of equity securities..............................................     (810)          --       (435)
Minority interest............................................................      (27)        (143)     6,980
                                                                               --------      -------  --------
Income (loss) from continuing operations.....................................    8,509       19,956    (38,578)
Discontinuation of InterNutria...............................................       --           --        816
                                                                               --------      -------  --------
Income (loss) before cumulative effect of change in accounting principle.....    8,509       19,956    (37,762)
Cumulative effect of change in accounting principle..........................  (10,000)          --         --
                                                                               --------      -------  --------
Net income (loss)............................................................ $ (1,491)     $19,956   $(37,762)
                                                                               ========      =======  ========
Income (loss) per common share--basic and diluted:
   Income (loss) from continuing operations:
       Basic................................................................. $   0.20      $  0.47   $  (0.92)
       Diluted............................................................... $   0.19      $  0.46   $  (0.92)
   Discontinuation of InterNutria--basic and diluted.........................       --           --   $   0.02
   Income (loss) before cumulative effect of change in accounting principle:
       Basic................................................................. $   0.20      $  0.47   $  (0.90)
       Diluted............................................................... $   0.19      $  0.46   $  (0.90)
   Cumulative effect of change in accounting principle:
       Basic................................................................. $  (0.23)          --         --
       Diluted............................................................... $  (0.22)          --         --
   Net income (loss):
       Basic................................................................. $  (0.03)     $  0.47   $  (0.90)
       Diluted............................................................... $  (0.03)     $  0.46   $  (0.90)
   Weighted average common shares:
       Basic.................................................................   42,948       42,487     41,898
                                                                               ========      =======  ========
       Diluted...............................................................   45,628       43,838     41,898
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

                       INTERNEURON PHARMACEUTICALS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (Dollar amounts in thousands)



                                                       Common Stock     Preferred Stock
                                                   -------------------- ---------------- Additional
                                                   Number of  Par Value Number of         Paid-In
                                                    Shares     Amount    Shares   Amount  Capital
                                                   ---------- --------- --------- ------ ----------
Balance at September 30, 1998..................... 41,817,017    $42     244,425  $3,500  $268,278
Proceeds from exercise of stock options...........     14,400                                   12
Proceeds from offering of Employee Stock Purchase
  Plan............................................     16,647                                   25
Dividends on preferred stock......................                                             (35)
Stock-based compensation and other................    171,362                                4,057
Comprehensive loss:
   Net loss.......................................
   Unrealized net loss on marketable securities...
   Total comprehensive loss.......................
                                                   ----------    ---     -------  ------  --------
Balance at September 30, 1999..................... 42,019,426     42     244,425   3,500   272,337
Proceeds from exercise of stock options...........    112,014                                  462
Proceeds from offering of Employee Stock Purchase
  Plan............................................     13,197                                   28
Dividends on preferred stock......................                                             (35)
Stock-based compensation and other................    635,855      1                         1,219
Comprehensive income:
   Net income.....................................
   Unrealized net income on marketable and equity
     securities...................................
   Total comprehensive income.....................
                                                   ----------    ---     -------  ------  --------
Balance at September 30, 2000..................... 42,780,492     43     244,425   3,500   274,011
Purchase of treasury stock........................
Proceeds from exercise of stock options...........    232,000                                  644
Proceeds from offering of Employee Stock Purchase
  Plan............................................     33,713                                   47
Dividends on preferred stock......................                                             (35)
Stock-based compensation and other................    236,811                                1,732
Comprehensive loss:
   Net loss.......................................
   Unrealized net loss on marketable securities...
   Total comprehensive loss.......................
                                                   ----------    ---     -------  ------  --------
Balance at September 30, 2001..................... 43,283,016    $43     244,425  $3,500  $276,399
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

                       INTERNEURON PHARMACEUTICALS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (cont.)
                         (Dollar amounts in thousands)




                                             Accumulated   Treasury Stock
-                                               Other     ----------------           Comprehensive
                                Accumulated Comprehensive  Number           Total       Income
                                  Deficit   Income(Loss)  Of Shares Amount  Equity      (Loss)
-                               ----------- ------------- --------- ------ --------  -------------
Balance at September 30, 1998..  $(231,996)     $ 32                       $ 39,856
Proceeds from exercise of stock
  options......................                                                  12
Proceeds from offering of
  Employee Stock Purchase Plan.                                                  25
Dividends on preferred stock...                                                 (35)
Stock-based compensation and
  other........................                                               4,057
Comprehensive loss:
   Net loss....................    (37,762)                                 (37,762)   $(37,762)
   Unrealized net loss on
     marketable securities.....                  (31)                           (31)        (31)
                                                                                       --------
   Total comprehensive loss....                                                        $(37,793)
                                 ---------      ----       -------  ------ --------    ========
Balance at September 30, 1999..   (269,758)        1                          6,122

Proceeds from exercise of stock
  options......................                                                 462
Proceeds from offering of
  Employee Stock Purchase Plan.                                                  28
Dividends on preferred stock...                                                 (35)
Stock-based compensation and
  other........................                                               1,220
Comprehensive income:
   Net income..................     19,956                                   19,956    $ 19,956
   Unrealized net income on
     marketable and equity
     securities................                   13                             13          13
                                                                                       --------
   Total comprehensive income..                                                        $ 19,969
                                 ---------      ----       -------  ------ --------    ========

Balance at September 30, 2000..   (249,802)       14                         27,766

Purchase of treasury stock.....                            (14,500) $ (75)      (75)
Proceeds from exercise of stock
  options......................                                                 644
Proceeds from offering of
  Employee Stock Purchase Plan.                             14,500      75      122
Dividends on preferred stock...                                                 (35)
Stock-based compensation and
  other........................                                               1,732
Comprehensive loss:
   Net loss....................     (1,491)                                  (1,491)   $ (1,491)
   Unrealized net loss on
     marketable securities.....                                                  (3)         (3)
                                                                                       --------
   Total comprehensive loss....                   (3)                                  $ (1,494)
                                 ---------      ----       -------  ------ --------    ========

Balance at September 30, 2001..  $(251,293)     $ 11            --   $ --    28,660
                                 =========      ====       =======  ====== ========

The accompanying notes are an integral part of the consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                              For the years ended September 30,
                                                                              --------------------------------
                                                                                2001          2000      1999
-                                                                              -------      --------  --------
Cash flows from operating activities:
  Net income (loss).......................................................... $(1,491)     $ 19,956   $(37,762)
    Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
    Depreciation and amortization............................................     105           206        933
    Minority interest in net income (loss) of consolidated subsidiaries......      27           143     (6,980)
    Equity in income of unconsolidated subsidiary............................      --          (175)      (250)
    Purchase of in-process research and development..........................      --            --      2,421
    Loss on disposal of property and equipment...............................      --            25         --
    (Gain) loss on disposition of equity securities..........................      43        (1,550)        --
    Noncash compensation.....................................................   1,697         1,184      4,437
    Impairment of equity securities..........................................     810            --        435
    Discontinuation of InterNutria...........................................      --            --       (816)
    Change in assets and liabilities, net of effects from deconsolidation:
     Accounts receivable.....................................................     102           352        719
     Insurance claim receivable..............................................   7,177        (8,435)        --
     Settlement deposit receivable...........................................   1,757        (1,757)        --
     Prepaid and other assets................................................     280         1,310       (795)
     Accounts payable........................................................     (69)          (35)      (612)
     Deferred revenue........................................................  (3,000)        3,000         --
     Accrued expenses and other liabilities..................................  (9,419)       (4,495)    (4,507)
                                                                               -------      --------  --------
Net cash (used in) provided by operating activities..........................  (1,981)        9,729    (42,777)
                                                                               -------      --------  --------
Cash flows from investing activities:
    Capital expenditures.....................................................     (26)          (16)      (287)
    Proceeds from sales of property and equipment............................      --            42         --
    Purchases of marketable securities.......................................  (9,718)      (13,773)    (4,971)
    Proceeds from maturities and sales of marketable securities..............  11,350         7,357     32,627
    Proceeds from sale of equity securities..................................      --         1,755         --
    Cash of deconsolidated subsidiary........................................      --            --     (4,679)
                                                                               -------      --------  --------
Net cash provided by (used in) investing activities..........................   1,606        (4,635)    22,690
                                                                               -------      --------  --------
Cash flows from financing activities:
    Net proceeds from issuance of common and treasury stock..................     766           491         37
    Net proceeds from issuance of stock by consolidated subsidiaries.........      --            --        677
    Distribution to minority interest stockholder............................    (262)           --         --
    Purchase of treasury stock...............................................     (75)           --         --
    Principal payments of notes payable......................................      --            --       (136)
    Principal payments of capital lease obligations..........................      (2)          (68)      (467)
                                                                               -------      --------  --------
Net cash provided by financing activities....................................     427           423        111
                                                                               -------      --------  --------
Net change in cash and cash equivalents......................................      52         5,517    (19,976)
Cash and cash equivalents at beginning of period.............................  24,871        19,354     39,330
                                                                               -------      --------  --------
Cash and cash equivalents at end of period................................... $24,923      $ 24,871   $ 19,354
                                                                               =======      ========  ========
Supplemental disclosure of financing and investing activities:
    Cash payments for interest............................................... $    --      $      4   $    218
                                                                               =======      ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                       INTERNEURON PHARMACEUTICALS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of the Business

   Interneuron Pharmaceuticals, Inc. ("Interneuron" or the "Company") is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late stage clinical development. The Company is currently developing or has certain rights to six compounds listed in order of development stage: pagoclone for panic and generalized anxiety disorders ("GAD"), trospium for overactive bladder, IP 501 for cirrhosis of the liver, citicoline for ischemic stroke, PRO 2000 for the prevention of infection by the human immunodeficiency virus ("HIV") and other sexually transmitted pathogens, and dersalazine for inflammatory bowel disease ("IBD").

   The Company has also engaged in the development of products and technologies through subsidiaries: CPEC LLC, a consolidated subsidiary, Incara Pharmaceuticals Corporation ("Incara", formerly Intercardia, Inc.), a public company and a consolidated subsidiary through July 15, 1999, InterNutria, Inc. ("InterNutria"), a consolidated subsidiary, and Progenitor, Inc. ("Progenitor"). As of September 30, 1998, InterNutria was classified as a discontinued operation. Progenitor is being liquidated pursuant to Progenitor's December 1998 determination to discontinue operations. As of September 30, 1999, the Company determined to discontinue the operations of CPEC LLC. (See Note N.)

   On September 15, 1997, the Company and Wyeth-Ayerst Laboratories ("Wyeth-Ayerst"), a division of American Home Products Corp. ("AHP") announced a withdrawal of the weight loss medication Redux(TM) (dexfenfluramine hydrochloride capsules) C-IV. The market withdrawal of Redux resulted in the recognition of certain charges to operations and accrued liabilities in fiscal 1997. On May 30, 2001, the Company entered into an Indemnity and Release Agreement (the "AHP Indemnity and Release Agreement") with AHP which provides for AHP's indemnification of the Company with respect to certain classes of product liability claims filed against the Company related to Redux. The AHP Indemnity and Release Agreement resulted in the reversal of certain of the liabilities recorded in fiscal 1997 and credits to operations under product withdrawal in fiscal 2001. (See Note H.)

B. Summary of Significant Accounting Policies

   Basis of Presentation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Incara was a majority-owned subsidiary until July 15, 1999, after which, pursuant to the CPEC Exchange Transactions (see Note N), it was no longer consolidated. All significant intercompany accounts and transactions have been eliminated. Investments in subsidiaries which are less than majority but greater than 20% owned are reflected using the equity method of accounting.

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

   Cash, Cash Equivalents and Marketable Securities: The Company invests available cash primarily in short-term bank deposits, money market funds, U.S. commercial paper and domestic and foreign government securities. Cash and cash equivalents includes investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. At September 30, 2001 and 2000, all investments held were classified as "available-for-sale." Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income until realized. The fair value of these securities is based on quoted market prices.

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Property and Equipment: Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method based upon the following estimated useful lives:

Office equipment...... 2 to 5 years
Laboratory equipment.. 5 years
Leasehold improvements Shorter of lease term or estimated useful life

   Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged, respectively, to operations.

   Revenue Recognition: Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of the Company's product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when the Company has contractual right to receive such payment, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. When the Company has performance obligations under the terms of a contact, non-refundable fees are recognized as revenue as the Company completes its obligations. Where the Company's level of effort is relatively constant over the performance period, the revenue is recognized on a straight-line basis. Non-refundable license fees received pursuant to agreements in which the Company has no continuing involvement but which provide the licensee with an option to license alternative compounds from the Company are deferred until such option lapses. Funding of research and development is recognized over the term of the applicable contract as costs are incurred related to that contract. Milestone payments whereby the Company has no continuing involvement are recognized upon appropriate notification to the Company of achievement of the milestone by the collaborative partner. Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize the Company's licensed technologies and is recognized when the amount of and basis for such royalty payments are reported to the Company in accurate and appropriate form and in accordance with the related license agreement.

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

   Accounting for Stock-Based Compensation: The Company accounts for stock options granted to employees and board members in accordance with Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations, including Financial Accounting Standards Board ("FASB") Interpretation No. 44. The Company utilitizes the disclosure-only alternative permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company has disclosed pro forma net income and loss and pro forma net income and loss per share for fiscal 2001, 2000, and 1999 in Note I using the fair value method. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services."

   Comprehensive Income: Components of comprehensive income or loss are net income or loss and all other non-owner changes in equity such as the change in the cumulative gain or loss on marketable securities. The Company presents comprehensive income or loss in its consolidated statements of stockholders' equity.

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Segment Information: The Company operates in one business segment, drug development and commercialization. The Company follows the requirements of SFAS No.131, "Disclosures about Segments of an Enterprise and Related Information."

   Reclassification: Certain prior year amounts have been reclassified to conform with fiscal 2001 classifications.

   Recent Accounting Pronouncements: In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued SFAS No. 137 which defers the effective date of adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 in fiscal 2001 and the adoption did not have a material impact on its financial statements.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company as required, in fiscal year 2003. The impact of SFAS No. 141 and SFAS No. 142 on the Company's financial statements has not yet been determined.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ", and provides a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. The Company does not expect SFAS No. 144 will have a material effect on its financial position or results of operations.

C. Change in Accounting Principle


   In the fourth quarter of fiscal 2001, the Company adopted the Securities and Exchange Commission's ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), retroactive to October 1, 2000, the beginning of fiscal 2001. SAB 101 was issued to provide guidance related to revenue recognition policies based upon interpretations and practices followed by the SEC. Prior to the Company's adoption of SAB 101, the Company recognized revenue from license agreements when earned under the terms of the agreements. License payments were recognized as revenue when the Company had a contractual right to receive such payments and contractual milestone payments were recognized when the Company received appropriate notification that such milestones were achieved. In adopting SAB 101, where the Company has no continuing involvement, non-refundable license payments are recorded as revenue when the Company has a contractual right to such payments and milestones are recorded when the Company receives appropriate

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

notification from the licensee of achievement of the milestone. However, when non-refundable license fees are received pursuant to an arrangement in which the Company has no continuing involvement but which also provides the licensee with an option to license additional compounds from the Company, SAB 101 requires deferral of such license fees until the licensee's option has lapsed. As a result of the adoption of SAB 101, the Company recorded a noncash charge of $10,000,000 in fiscal 2001 for the cumulative effect of a change in accounting principle to defer license fee revenue previously recognized in fiscal 2000 related to a license agreement which provided the licensee with an option to license an alternative compound. The impact of the adoption of SAB 101 was to defer revenue recognized for such license agreement from fiscal 2000 to the fourth quarter of fiscal 2001 when the option lapsed. The first three quarters of fiscal 2001 have been restated in accordance with SAB 101 (See Note
O).

   Presented below are pro forma consolidated amounts, assuming the change in accounting principle is applied retroactively to October 1, 1998:

                                                   Years ended September 30,
                                             ------------------------------------
                                                2001        2000         1999
                                             ----------- ----------- ------------
Total revenues.............................. $15,233,000 $17,754,000 $  1,599,000
Income (loss) from continuing operations....   8,509,000   9,956,000  (38,578,000)
Net income (loss)...........................   8,509,000   9,956,000  (37,762,000)

Income (loss) from continuing operations per
  common share:
   Basic.................................... $      0.20 $      0.23 $      (0.92)
   Diluted.................................. $      0.19 $      0.23 $      (0.92)

Net income (loss) per common share:
   Basic.................................... $      0.20 $      0.23 $      (0.90)
   Diluted.................................. $      0.19 $      0.23 $      (0.90)


D. Marketable Securities and Investment in Incara

  Marketable Securities

   Investments in marketable securities consisted of the following at September 30, 2001 and 2000:

                                     2001                  2000
                             --------------------- ---------------------
                                          Market                Market
                                Cost      Value       Cost      Value
                             ---------- ---------- ---------- ----------
State government obligations $2,003,000 $1,989,000 $1,000,000 $1,000,000
U.S. corporate notes........  5,235,000  5,259,000  7,876,000  7,880,000
                             ---------- ---------- ---------- ----------
                             $7,238,000 $7,248,000 $8,876,000 $8,880,000
                             ========== ========== ========== ==========

   At September 30, 2001, gross unrealized gains and losses on marketable securities were $24,000 and $14,000, respectively. At September 30, 2000, gross unrealized gains and losses were $6,000 and $2,000, respectively. At September 30, 2001, $4,479,000 of marketable securities mature within one year and $2,769,000 mature beyond one year but within five years from the balance sheet date. At September 30, 2000, all marketable securities matured within one year of the balance sheet date.

  Investment in Incara


   At September 30, 2001, Investment in Incara was comprised of 447,186 shares of Incara common stock valued at $693,000. In September 2001, the Company recorded a charge to operations of $810,000 to write down its investment in Incara to fair value as the decline in the value of Incara common stock was deemed other than temporary. At September 30, 2000, Investment in Incara was comprised of 482,011 shares of Incara common stock valued at $1,627,000. (See Note N.)

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


E. Property and Equipment

   At September 30, 2001 and 2000, property and equipment consisted of the following:

                                                   2001         2000
                                                -----------  -----------
Office equipment............................... $ 1,002,000  $   976,000
Leasehold improvements.........................     362,000      362,000
                                                -----------  -----------
                                                  1,364,000    1,338,000
Less: accumulated depreciation and amortization  (1,297,000)  (1,192,000)
                                                -----------  -----------
                                                $    67,000  $   146,000
                                                ===========  ===========

   There were no assets under capital leases at September 30, 2001. Included in the above amounts at September 30, 2000 is property and equipment under capital lease obligations of $261,000 and related accumulated amortization of $257,000. Depreciation expense related to the assets under capital leases amounted to $4,000, $60,000, and $335,000 for the years ended September 30, 2001, 2000 and
1999, respectively. Assets financed through capital leases consisted primarily of office equipment. The Company paid $4,000 and $137,000 in interest expense during the years ended September 30, 2000 and 1999, respectively, related to capital lease obligations.

   Depreciation and amortization expenses for the three years ended September 30, 2001, 2000 and 1999, were $105,000, $206,000, and $933,000, respectively.

F. Accrued Expenses

   At September 30, 2001 and 2000, accrued expenses consisted of the following:

                                   2001       2000
                                ---------- -----------
Clinical and sponsored research $1,189,000 $ 2,499,000
Redux related..................  2,023,000   9,821,000
Compensation related...........    750,000   1,160,000
Product license fees...........    733,000     950,000
Professional fees..............    318,000     452,000
Withholding taxes..............    497,000          --
Other..........................    597,000     722,000
                                ---------- -----------
                                $6,107,000 $15,604,000
                                ========== ===========

G. Commitments and Obligations

   The Company leases its facilities, as well as certain office equipment and furniture under non-cancelable operating leases. Rent expense under these leases was approximately $718,000, $738,000, and $1,974,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

   At September 30, 2001, the Company's future minimum payments under non-cancelable lease arrangements are as follows:

                      Operating
Fiscal Year            Leases
-----------           ----------
2002................. $  470,000
2003.................    534,000
2004.................    536,000
2005.................    553,000
2006.................    568,000
Thereafter...........    313,000
                      ----------
 Total lease payments $2,974,000
                      ==========

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The Company has guaranteed the first five years of the performance of Incara under a lease agreement for Incara Research Laboratory's (formerly Transcell Technologies, Inc.) facilities. If Incara defaults on such lease agreement, the Company will become obligated to Incara's lessor. The remaining guaranteed obligation pursuant to such lease is approximately $620,000 from October 2001 through May 2002, the expiration of the lease.

H. Withdrawal of Redux, Legal Proceedings, Insurance Claims, and Related Contingencies

   In May 2001, the Company entered into the AHP Indemnity and Release Agreement pursuant to which AHP agreed to indemnify the Company against certain classes of product liability cases filed against the Company related to Redux (dexfenfluramine), a prescription anti-obesity compound withdrawn from the market in September 1997. This indemnification covers existing plaintiffs who have already opted out of AHP's national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, AHP has agreed to fund all future legal costs related to the Company's defense of Redux-related product liability cases. The agreement also provides for AHP to fund additional insurance coverage to supplement the Company's existing product liability insurance. The Company believes this total insurance coverage is sufficient to address its potential remaining Redux product liability exposure. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which the Company is not otherwise indemnified or covered under the AHP Indemnity and Release Agreement will not have a material adverse effect on the Company's future business, results of operations or financial condition or that the potential of any such claims would not adversely affect the Company's ability to obtain sufficient financing to fund operations. Up to the date of the AHP Indemnity and Release Agreement, the Company's defense costs were paid by, or subject to reimbursement to the Company from, the Company's product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by the Company or its insurers. In exchange for the indemnification, defense costs, and insurance coverage provided to Interneuron by AHP, the Company agreed to dismiss its suit against AHP filed in January 2000, its appeal from the order approving AHP's national class action settlement of diet drug claims, and its cross-claims against AHP related to Redux product liability legal actions.

   As a result of the AHP Indemnity and Release Agreement, the Company believes that it is no longer probable that it will have to pay approximately $7,900,000 for estimated liabilities that had been established at the time Redux was withdrawn. Accordingly, the Company has reversed these accruals in the year ended September 30, 2001 and has reflected the reversal as a credit in product withdrawal in the Company's Statement of Operations.

   In fiscal 1999, the Company's three product liability insurers filed actions against Les Laboratoires Servier ("Servier") and the Company in the District Court for the Eastern District of Pennsylvania (the "District Court") pursuant to the federal interpleader statute. The aggregate limit of the three commercial excess insurance policies issued by the insurers to the Company is $40,000,000. The insurers alleged that the Company asserted claims against these policies, and Servier, as an additional insured under these policies, asserted its right to claim against

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

these policies. The insurers deposited the available proceeds up to the limits of their policies (the "Deposited Funds"), certain of which are subject to ongoing claims by the Company and Servier, into the registry of the District Court. In October 2000, the District Court dismissed the interpleader actions and the Deposited Funds were subsequently returned to the insurance companies.

   In January 2001, the Company was reimbursed $8,419,000 for litigation expenses previously paid by the Company and for other Redux-related costs. Of this amount, $618,000 of other Redux-related expenses are included as a credit in the Company's Statement of Operations for the year ended September 30, 2001 under product withdrawal. As of September 30, 2001, the Company had an outstanding insurance claim of $3,594,000, including $3,354,000 which the Company paid through September 30, 2001 to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company's current outstanding insurance claim is made pursuant to the Company's product liability policy issued to the Company by Reliance Insurance Company ("Reliance").

   In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000. This reserve of $2,336,000 is recorded in product withdrawal and reflects the Company's best estimate given the available facts and circumstances. The amount the Company collects could differ from the $1,258,000 reflected as a noncurrent insurance claim receivable at September 30, 2001. There can be no assurance that the Company will collect any of its $3,594,000 of estimated claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5,000,000 limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

   In October 2000, the District Court returned $1,757,000 to the Company from the initial payment the Company made to the District Court pursuant to a proposed settlement which was rejected by the District Court. The Company reflected this amount at September 30, 2000 as a receivable and a credit in product withdrawal for the year ended September 30, 2000.

   The product withdrawal net credit of $5,582,000 for the year ended September 30, 2001 consisted of credits of approximately $7,900,000 for Redux-related accruals reversed in fiscal 2001 and $618,000 for insurance reimbursements of other Redux-related expenses, partially offset by the $2,336,000 reserve for the insurance claim on Reliance and a noncash charge of $561,000 for the fair value of stock options granted to attorneys involved in the AHP Litigation.

   On August 7, 2001, Columbia Casualty Company, one of the Company's insurers for the period of May 1997 through May 1998, filed an action in the United States District Court for the District of Columbia against the Company. The lawsuit is based upon a claim for breach of contract and declaratory judgment, seeking damages against the Company in excess of $20,000,000, the amount that the plaintiff has paid to the Company under its insurance policy. The plaintiff alleges that under the policy it was subrogated to any claim for indemnification that Interneuron may have had against AHP related to Redux and that such claim was compromised without its consent when the Company entered into the AHP Indemnity and Release Agreement. The Company plans to vigorously defend this litigation.

I. Stockholders' Equity

   Preferred Stock: The Certificate of Incorporation of the Company authorizes the issuance of 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions, including the dividend, conversion, voting, redemption (including sinking fund provisions), and other rights, liquidation preferences, and the number of

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

shares constituting any series and the designations of such series, without any further vote or action by the stockholders of the Company. In fiscal 1993, the Company issued shares of Series B and Series C Preferred Stock in connection with an agreement with AHP. (See Note M.)

   Stock Options and Warrants: The Company's 1989 Stock Option Plan (the "1989 Plan") expired in 1999, however incentive and non-qualified options granted to employees, officers, directors and consultants pursuant to the 1989 Plan which were outstanding as of the date of the 1989 Plan's expiration may be exercised until cancelled or expired. Under the Company's 1994 Long-Term Incentive Plan (the "1994 Plan"), incentive and non-qualified options to purchase 6,000,000 shares may be granted. Under the 1998 Stock Option Plan (the "1998 Plan"), incentive and non-qualified options to purchase 1,500,000 shares may be granted. Under the Company's 2000 Stock Option Plan (the "2000 Plan"), incentive and non-qualified options to purchase 2,500,000 shares may be granted. Under the 1994 Plan, the 1998 Plan, and the 2000 Plan, and under the 1989 Plan prior to its expiration (collectively the "Option Plans"), employees and officers may be granted incentive and non-qualified options and directors and consultants may be granted non-qualified options. Persons who were executive officers or directors of the Company as of the date of adoption of the 1998 Plan are not eligible to receive grants under the 1998 Plan. The duration of each Plan is ten years. The term of each grant under the 1989, 1994, and 2000 Plans cannot exceed ten years and the term of each grant under the 1998 Plan cannot exceed seven years.

   The Company has also granted outside of the Option Plans options to purchase shares of the Company's Common Stock ("Non-Plan Options"). At September 30, 2001, 50,000 Non-Plan Options were outstanding.

   Presented below under the caption "Stock Options" is all Plan and Non-Plan option activity and under the caption "Warrants" is all warrant activity:

                                         Stock Options                Warrants
                                  ---------------------------- -----------------------
                                              Weighted Average
                                    Shares     Exercise Price  Shares   Exercise Price
                                  ----------  ---------------- -------  --------------
Outstanding at September 30, 1998  6,390,323       $5.57       812,500   $5.00-$12.77
Granted..........................    624,667       $3.74            --
Exercised........................    (14,400)      $0.83            --
Cancelled........................   (364,813)      $7.29            --
                                  ----------                   -------
Outstanding at September 30, 1999  6,635,777       $5.31       812,500   $5.00-$12.77
Granted..........................  4,406,750       $2.68            --
Exercised........................   (112,014)      $5.03            --
Cancelled........................ (1,235,596)      $5.39       (62,500)        $12.77
                                  ----------                   -------
Outstanding at September 30, 2000  9,694,917       $4.12       750,000   $5.00-$10.00
Granted..........................    367,500       $4.82            --
Exercised........................   (232,000)      $2.78            --
Cancelled........................   (239,459)      $5.49       (45,000)         $6.16
                                  ----------                   -------
Outstanding at September 30, 2001  9,590,958       $4.15       705,000   $5.00-$10.00
                                  ==========                   =======

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   At September 30, 2001, stock options were outstanding and exercisable as follows:

                                      Outstanding                                   Exercisable
                    ----------------------------------------------------    ------------------------------
                                        Weighted            Weighted                         Weighted
  Range of                          Average Remaining   Average Exercise                  Average Exercise
Exercise Price       Number         Contractual Life         Price             Number          Price
--------------      -----------     -----------------   ----------------    -----------   ----------------
$1.47-$ 2.06            535,416          7.8 years         $ 1.92              221,045        $ 1.83
$2.38-$ 3.56          3,171,834          8.4 years         $ 2.41            1,883,105        $ 2.41
$3.63-$ 5.00          2,975,667          3.0 years         $ 4.20            2,716,084        $ 4.22
$6.00-$ 8.75          2,853,041          4.0 years         $ 6.22            2,759,291        $ 6.22
$9.88-$20.13             55,000          4.3 years         $15.18               55,000        $15.18
                      ---------                                              ---------
$1.47-$20.13          9,590,958          5.4 years         $ 4.15            7,634,525        $ 4.51
                      =========                                              =========

   All outstanding options vest at various rates over periods up to four years and expire at various dates from October 18, 2001 to March 8, 2011. At September 30, 2000, 4,705,331 options were exercisable at a weighted average exercise price of $4.12. At September 30, 1999, 2,836,909 options were exercisable at a weighted average exercise price of $5.36.

   At September 30, 2001, warrants were outstanding and exercisable as follows:

   Range of         Number        Number
Exercise Prices   Outstanding   Exercisable
---------------   -----------   -----------
  $5.00-7.88...     205,000       205,000
      $10.00...     500,000       500,000
                    -------       -------
                    705,000       705,000
                    =======       =======

   All outstanding warrants expire at various dates from December 17, 2001 to July 17, 2006 and have a weighted average exercise price of $9.01 per share.

   Restricted Stock Awards: As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company's management and other employees, the Company's Board of Directors adopted the 1997 Equity Incentive Plan in October 1997 (the "1997 Plan"). The 1997 Plan provides for the grant of restricted stock awards which entitle the plan participants to receive up to an aggregate of 1,750,000 shares of the Company's Common Stock upon satisfaction of specified vesting periods. As of September 30, 2001, restricted stock awards to acquire an aggregate of 1,736,918 shares had been granted, net of forfeitures, to employees of the Company primarily in consideration of services rendered by the employee to the Company and payment of the par value of the shares. The shares subject to the awards have been registered under the Securities Act of 1933 on a registration statement on Form S-8 and, accordingly, may be sold by the 1997 Plan participants immediately upon vesting of the shares. Through September 30, 2001, 1,511,918 shares have vested and been issued by the Company under the 1997 Plan. Vesting continues through April 2002 on the 225,000 shares subject to awards at September 30, 2001.

   The Company has incurred and will continue to incur compensation expense from the date of grant of awards through the vesting period of shares subject to restricted stock awards. The charges relating to the restricted stock awards to acquire the 1,736,918 shares granted, net of forfeitures are expected to aggregate approximately $14,900,000, the fair market value of the shares at the time of grant, of which approximately $14,700,000 was incurred in aggregate through fiscal 2001, and the remainder will be incurred through the final scheduled vesting periods in fiscal 2002. Such expense has been and is being allocated to research and development and general and administrative expense.

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Employee Stock Purchase Plan: The Company's 1995 Employee Stock Purchase Plan (the "1995 Plan") covers an aggregate of 250,000 shares of Common Stock which is offered in one-year offerings (an "Offering"). Each Offering is divided into two six-month Purchase Periods (the "Purchase Periods"). Stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the last sale price of the Company's Common Stock on the first day of an Offering or the last day of the related Purchase Period. At September 30, 2001, 115,238 shares remain to be purchased under the 1995 Plan.

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

                                                                2001       2000       1999
                                                                ----       ----       ----
Dividend yield...............................................     0%         0%         0%
Expected volatility..........................................    90%        90%        90%
Risk-free interest rate...................................... 3.2%-5.8%  5.8%-6.6%  4.4%-5.8%
Expected option life.........................................  3 years    3 years    4 years
   Weighted average grant date fair value:...................
       Options granted at fair market value.................. $    2.36  $    1.38  $    2.08
       Options granted at greater than fair market value..... $    0.05  $    0.13         --
       Options granted at less than fair market value........ $    1.96         --         --

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

   For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income (loss) for the fiscal years ended September 30, 2001, 2000, and 1999 may not be representative of the pro forma effect on net income or loss in future years. The Company's pro forma information is as follows for the fiscal years ended September 30, 2001, 2000, and 1999:

                                               2001                     2000                     1999
                                     ------------------------  ---------------------- --------------------------
                                     As Reported   Pro Forma   As Reported Pro Forma  As Reported    Pro Forma
                                     -----------  -----------  ----------- ---------- ------------  ------------
Net income (loss)................... $(1,491,000) $(7,930,000) $19,956,000 $9,742,000 $(37,762,000) $(49,408,000)
Net income (loss) per share--basic   $     (0.03) $     (0.18) $      0.47 $     0.23 $      (0.90) $      (1.18)
Net income (loss) per share--diluted $     (0.03) $     (0.17) $      0.46 $     0.22 $      (0.90) $      (1.18)

   Treasury Stock: In September 2001, the Company's Board of Directors approved the repurchase from time to time by the Company of up to 1,000,000 shares of Interneuron Common Stock in the open market. Through September 30, 2001, the Company repurchased an aggregate of 14,500 shares for $75,000 and reissued such shares for purchases of Common Stock pursuant to the 1995 Plan.

   Other: In addition to the 43,283,000 shares of Common Stock outstanding at September 30, 2001, there were approximately 17,226,000 shares of Common Stock reserved for issuance ("Reserved Common Shares"). Included in the number of Reserved Common Shares are the following: (i) 4,756,000 shares of Common Stock reserved for issuance upon conversion of the Company's authorized but unissued Preferred Stock; (ii) 622,000 shares of Common Stock issuable upon conversion of issued and outstanding Preferred Stock; (iii) 238,000 shares reserved for issuance under the 1997 Plan; (iv) 10,855,000 shares reserved for issuance under the Option

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Plans and the 1995 Plan, (of which approximately 9,541,000 stock options were outstanding, not all of which were vested); and (v) approximately 755,000 shares reserved for issuance from exercise of outstanding warrants and Non-Plan Options.

J. Weighted Average Common Shares

   The following table sets forth the reconciliation of the denominator for basic and diluted earnings per share for the years ended September 30, 2001, 2000, and 1999:

                                                       2001       2000       1999
                                                    ---------- ---------- ----------
Denominator for basic:
Weighted average shares outstanding................ 42,948,000 42,487,000 41,898,000
                                                    ========== ========== ==========
Denominator for diluted:
Weighted average shares outstanding................ 42,948,000 42,487,000 41,898,000
Stock options and stock issuable under employee
  compensation plans...............................  2,058,000    729,000         --
Common Stock issuable under outstanding convertible
  preferred stock..................................    622,000    622,000         --
                                                    ---------- ---------- ----------
                                                    45,628,000 43,838,000 41,898,000
                                                    ========== ========== ==========

   During the year ended September 30, 2001, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 5,836,042 share of Common Stock at prices ranging from $4.06 to $20.13 with expiration dates ranging up to March 9, 2011, (ii) warrants to purchase 705,000 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006.

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

   During the year ended September 30, 1999, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 6,409,581 shares of Common Stock at prices ranging from $5.88 to $20.13 with expiration dates ranging up to March 17, 2009; (ii) warrants to purchase 812,500 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006; and (iii) call options sold by the Company for 2,000,000 shares of Common Stock with an exercise price of $36.00 and expiration dates ranging up to December 31, 1999. Additionally, during the year ended September 30, 1999, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 83,000 shares of Common Stock at prices ranging from $1.53 to $3.13 with expiration dates ranging up to September 15, 2006; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock and (iii) unvested Restricted Stock Awards to acquire 653,472 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

K. Income Taxes

   At September 30, 2001 and 2000, the significant components of the Company's deferred tax asset consisted of the following:

                                                         2001          2000
                                                     ------------  ------------
Federal and state net operating loss carryforwards.. $ 58,842,000  $ 53,404,000
Federal and state tax credit carryforwards..........    4,966,000     4,802,000
Capital loss carryforwards..........................    3,297,000     8,338,000
Accrued expenses....................................    5,591,000     8,620,000
Investment in CPEC LLC..............................    8,910,000     9,651,000
Investment in unconsolidated subsidiaries...........   13,532,000    11,880,000
                                                     ------------  ------------
Total deferred tax asset before valuation allowance.   95,138,000    96,695,000
Valuation allowance against total deferred tax asset  (95,138,000)  (96,695,000)
                                                     ------------  ------------
Net deferred tax asset.............................. $         --  $         --
                                                     ============  ============

   At September 30, 2001, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $153,000,000 which expire at various dates from 2004 to 2021. In addition, the Company had approximately $3,400,000 of tax credit carryforwards for federal income tax purposes expiring at various dates through 2021 and capital loss carryforwards of approximately $8,200,000 for federal income tax purposes expiring at various dates though 2006. The Company's ability to use the net operating loss carryforwards may be subject to limitations resulting from ownership changes as defined in the U.S. Internal Revenue Code. Approximately $13,800,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

   Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance.

L. Related Party Transactions

   The Company and certain of its subsidiaries have or had agreements with certain directors, former directors and an officer who is not an employee of the Company and parties related to directors to provide technical and other consulting services. The totals of such payments were approximately $178,000, $225,000, and $303,000 in fiscal 2001, 2000, and 1999, respectively. In addition to the above, (i) one director is the chairman and chief executive officer of an entity that provided product distribution services for certain InterNutria products to which InterNutria paid approximately $12,000 in fiscal 1999 and (ii) the Company made contributions of $55,000 in fiscal 1999 to The Center for Brain Science and Metabolism Charitable Trust, of which one of the Company's former directors was the scientific director.

M. Product Agreements

   Pfizer: In December 1999, the Company entered into an agreement, subsequently amended, with the Warner-Lambert Company, now Pfizer Inc. ("Pfizer"), under which it licensed to Pfizer exclusive, worldwide rights to develop and commercialize pagoclone (the "Pfizer Agreement"). Under the Pfizer Agreement, in December 1999 the Company received from Pfizer an initial payment of $13,750,000 and in September 2000 a clinical milestone payment of $3,000,000 which were recognized as license fee revenues in fiscal 2000, and the Company is entitled to receive up to $62,000,000 in additional payments contingent upon the achievement of clinical and regulatory milestones. Pfizer also agreed to pay Interneuron royalties on net sales. Under the Pfizer Agreement, Pfizer is responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis. Pursuant to the Aventis Agreement, Aventis is entitled to receive a portion of certain of the payments to be received by the Company from Pfizer.

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Aventis: In February 1994, the Company entered into a license agreement with Rhone-Poulenc Rorer, S.A. now Aventis S.A. ("Aventis"), granting the Company an exclusive worldwide license (subject to Aventis' option to obtain a sublicense in France) under Aventis' patent rights and know-how to manufacture, use and sell pagoclone (the "Aventis Agreement"). In exchange, the Company paid a license fee and agreed to pay Aventis' milestone payments and royalties based on net sales or, if sublicensed by the Company, the Company would pay to Aventis a portion of receipts from the sublicensee in lieu of milestone and royalty payments. Interneuron also assumed responsibility for all clinical trials and regulatory submissions relating to pagoclone. The Company agreed to indemnify Aventis under certain conditions and to maintain product liability insurance. Either party may terminate the license agreement under certain conditions, including material breach, insolvency or bankruptcy of the other.

   Madaus: In November 1999, the Company licensed exclusive U.S. rights from Madaus AG ("Madaus") to trospium chloride, an orally-administered product for treatment for overactive bladder (urinary incontinence). In exchange, the Company has agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. The Company is responsible for all clinical development and regulatory activities and costs related to the compound in the U.S.

   IP 501: During 1997, the Company obtained an option to negotiate an exclusive license to a compound designated by the Company as IP 501 for the treatment and prevention of cirrhosis of the liver caused by alcohol and hepatitis viruses. In January 2001, the Company exercised its option and entered into an agreement with Charles S. Lieber, M.D. to license IP 501. In exchange for potential future milestone payments and royalties on net sales, the license agreement gives the Company rights to develop and commercialize IP 501 in the United States, Canada, Japan, Korea, and, under certain circumstances, Europe and other markets. The Company is responsible for all remaining development, manufacturing, and marketing of the compound.

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

   The Takeda Agreement also provided an exclusive option to Takeda to negotiate a license for any one alternative Interneuron compound, excluding pagoclone and trospium, in the event Takeda decided to terminate the citicoline license following a review of the 899-person Phase III clinical trial. In December 2000, Takeda notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. Therefore, the Company has reacquired all rights to citicoline. In April 2001, Takeda exercised its option under the Takeda Agreement to negotiate a license of another one of the Company's compounds and selected IP 501 as such compound. Under this option, Takeda had a six-month period during which the Company could not offer IP 501 for sublicensing without first re-offering it to Takeda under the new terms. The six-month period expired on September 30, 2001 and all of Takeda's rights to IP 501 have expired. In fiscal 2000, the Company recognized $10,000,000 of the Takeda payments as license fee revenue and $3,000,000 related to the product option as deferred revenue. In fiscal 2001, the Company recognized the previously deferred $3,000,000 related to the product option as contractual license fee revenue. In the fourth quarter of fiscal 2001 the Company adopted SAB 101 and, in doing so, reversed the $10,000,000 license fee revenue previously recognized in fiscal 2000 as the cumulative effect of a change in accounting principle and then recognized the $10,000,000 as revenue in September 2001 upon expiration of Takeda's rights under the contract. (See Note C.)

   Ferrer: In January 1993, the Company licensed from Ferrer Internacional, S.A. ("Ferrer") exclusive rights in the U.S., Puerto Rico and Canada to certain uses of citicoline, a drug under development for potential treatment for ischemic stroke (the "Ferrer Agreement"). In June 1998, the Company amended the Ferrer Agreement to extend to January 31, 2002 the date upon which Ferrer may terminate the citicoline license

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

agreement if FDA approval of citicoline is not obtained. The Ferrer Agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company's control. A license fee and future royalties on potential net sales of citicoline were consideration provided to Ferrer.

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

   HeavenlyDoor.com: In June 2000, the Company licensed exclusive, worldwide rights from HeavenlyDoor.com, Inc., formerly Procept, Inc., to develop and market PRO 2000, a candidate topical microbicide used to prevent infection by HIV and other sexually transmitted pathogens, in exchange for an up front payment and potential future milestone payments and royalties on net sales. The Company is responsible for all remaining development and commercialization activities for PRO 2000.

   CONRAD: In September 2001, the Company was awarded a $535,000 grant by the Contraceptive Research and Development ("CONRAD") Program under its Global Microbicide Project. This grant supports two toxicity studies currently being performed by the Company with PRO 2000. In fiscal 2001, the Company recorded approximately $281,000 of revenue and cost of revenue pursuant to this grant. At September 30, 2001, the Company had a receivable of $281,000 from CONRAD comprised of $198,000 which was billed and $83,000 which was accrued for work performed by the Company through September 30, 2001.

   Uriach: In September 2001, the Company licensed exclusive, worldwide rights to dersalazine, a compound in early clinical development to treat inflammatory bowel disease, from J. Uriach & Cia., S.A. ("Uriach"), in exchange for an up-front licensing payment and potential development milestone and royalty payments to Uriach. Uriach retains an option to co-market the product in Spain. Interneuron will be responsible for the future clinical development, regulatory activities and commercialization of dersalizine.

   Lilly: In June 1997, the Company licensed to Eli Lilly & Company ("Lilly") worldwide, exclusive rights to Interneuron's patent covering the use of fluoxetine to treat certain conditions and symptoms associated with premenstrual syndrome ("PMS"). Lilly has received approval for fluoxetine to treat premenstrual dysphoric disorder ("PMDD"), a severe form of PMS, and is marketing the drug under the trade name Sarafem. The agreement provides for milestone payments and royalties based on net sales in the United States. The maximum aggregate royalty payments to Interneuron in any calendar year range from three to five million dollars and are conditioned upon the achievement of net sales above an annually escalating baseline. Royalties to the Company will terminate at the end of the first two consecutive quarters in which 70% or less of total Prozac prescriptions are "dispensed as written." Lilly's composition of matter patent expired in July 2001. Potential royalty payments to the Company under the Lilly Agreement are expected to expire in March 2002. The patent rights to the use of fluoxetine in treating PMS are licensed by the Company from the Massachusetts Institute of Technology, which is entitled to a portion of all payments, including royalties, made to Interneuron by Lilly.

   American Home Products: In November 1992, the Company entered into an agreement with American Cyanamid Company (which subsequently was acquired by AHP) for the development and marketing in the U.S. of Redux. In connection with this agreement, AHP made certain milestone payments to the Company and purchased from the Company the Series B and C Preferred Stock which is outstanding at September 30, 2001 and 2000. Holders of Series B and C Preferred Stock are entitled to receive mandatory dividends of $.13 and $1.00 per share, respectively, payable at the election of the Company in cash or Common Stock. Such dividends are payable annually on April 1 of each year, accrue on a daily basis and are cumulative. Holders of Series B and C Preferred Stock are also entitled to a liquidation preference of $12.53 and $100.00 per share, respectively, plus accumulated and unpaid dividends. Holders of Series B and C Preferred Stock are entitled to convert such shares

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

into an aggregate of 622,222 shares of Common Stock (a conversion price of $5.63 per share) subject to anti-dilution adjustments. Holders of the Series B and C Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders other than the election of directors, generally holding the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock are convertible. Additionally, the agreement with AHP provides for royalty payments to the Company based upon net sales of Redux and for AHP to share equally with the Company certain research and development expenses. AHP has the right to terminate its sublicense upon twelve months notice to the Company. On April 29, 1996, Redux received FDA clearance for marketing. On September 15, 1997, the Company and AHP announced a market withdrawal of Redux. (See Note H.)

   Servier: In February 1990, the Company entered into a series of agreements, subsequently amended, with Les Laboratoires Servier ("Servier") under which the Company licensed U.S. marketing rights to Redux, in exchange for royalty payments on net product sales. Additionally, these agreements required the Company to purchase the bulk compound from an affiliate of Servier. Interneuron agreed to indemnify Servier under certain circumstances and Interneuron was required to name Servier as an additional insured on its product liability insurance policies, which are subject to ongoing claims by Servier. (See Note H.)

   Boehringer: In November 1995, the Company entered into a manufacturing agreement with Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") under which Boehringer agreed to supply, and the Company agreed to purchase, all of the Company's requirements for Redux capsules. The contract contained certain minimum purchase, insurance and indemnification commitments by the Company and required conformance by Boehringer to the FDA's Good Manufacturing Practices regulations. Boehringer has made certain claims on the Company related to the Company's cancellation of the manufacturing agreement with Boehringer. The Company has disputed these claims and has accrued an amount with respect to such potential claims which is the Company's best estimate of the amount due to Boehringer. The amount accrued may differ from the amount, if any, paid by the Company to Boehringer in respect of these claims. (See Note H.)

N. Subsidiaries

  Incara

  Transcell Merger

   The Company owned approximately 79% of Transcell until May 8, 1998, when the merger of Transcell with and into Incara and the acquisition by Incara of certain related technology rights owned by Interneuron was completed (the "Transcell Merger"). Simultaneously, Interneuron contributed to Transcell's capital all of Transcell's indebtedness and payables, aggregating $18,698,000, to Interneuron. Consideration given by Incara to the former Transcell stockholders, including Interneuron, consisted of Incara common stock issuable in three installments with an aggregate market value at closing of approximately $14,200,000, of which $3,000,000 was paid at closing as an initial payment to Interneuron for certain of its technology rights and continued guarantees of certain Transcell leases (the "Initial Technology/Guarantee Payment"). Accordingly, in connection with the first installment of the merger consideration due at the closing of the merger, Incara issued 191,383 shares of common stock to Interneuron. In addition, Incara issued 174,672 shares to Interneuron for the Initial Technology/Guarantee Payment. The second and third installments of the merger consideration were to be made in August 1999 and February 2000, respectively, and each installment was to consist of the issuance of approximately $3,000,000 of Incara common stock, as then valued. Pursuant to the CPEC Exchange Transactions (see below), the Company waived its right to receive the second installment of the merger consideration in August 1999 and instead retained a number of Incara shares at a price determined as of July 15, 1999. In March 2000, the Company received 488,308 shares of Incara common stock as payment for the third installment. Interneuron owned approximately 61% of the outstanding capital stock of Incara before the closing of the Transcell Merger and approximately 62% immediately after the closing of the Transcell Merger.

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  CPEC Exchange Transactions

   Incara was developing bucindolol, a non-selective beta-blocker for treatment of congestive heart failure, through its wholly-owned subsidiary, CPEC LLC, a Delaware limited liability company that is a successor to CPEC, Inc., a Nevada corporation. On July 15, 1999, the Company entered into agreements and transactions (the "CPEC Exchange Transactions") whereby, the Company acquired from Incara a 65% interest in CPEC LLC by redeeming 4,229,381 of the 4,511,084 shares of Incara common stock previously owned by the Company (the "Redeemed Shares") and canceling a promissory note issued by Incara to the Company in a related transaction, as described below.

   Immediately prior to the CPEC Exchange Transactions, the common stock of CPEC, Inc. was owned 19.9% by the Company and 80.1% by Incara. The Company's percentage ownership of Incara's outstanding common stock was reduced from approximately 61% prior to the CPEC Exchange Transactions to approximately 5% at September 30, 1999. The CPEC LLC Agreement generally provides for the Company and Incara to fund and share development costs of bucindolol in the United States and Japan (the "CPEC Territory") and to share profits and losses of CPEC LLC in the same percentage as their respective ownership of CPEC LLC, subject to adjustment in certain circumstances. Both the Company and Incara agreed to perform certain services on behalf of CPEC but will not generally be entitled to reimbursement of internal costs.

   Pursuant to a related agreement, CPEC LLC (i) assigned to Incara all its rights, and Incara assumed all of CPEC LLC's liabilities, under an agreement between Incara and BASF Pharma/Knoll AG ("Knoll") (the "Knoll Agreement") for development of bucincdolol worldwide except for the United States and Japan (the "Knoll Territory"), except for the Company's 19.9% portion of CPEC LLC's pre-CPEC Exchange Transactions liability to Knoll (approximately $270,000, which was settled and paid in full for approximately $98,000 in fiscal 2001), and (ii) licensed to Incara development and marketing rights in the Knoll Territory, subject to the Knoll Agreement. In exchange, Incara agreed to pay CPEC LLC a royalty based on net sales of bucindolol in the Knoll Territory and 65% of a milestone payment payable by Knoll if net sales in the Knoll Territory exceed a specified amount. Under the CPEC LLC Agreement, any payments that would have been received by CPEC under the Assignment and License Agreement would be distributed to the Company. The Company subsequently determined not to continue bucindolol development.

   Pursuant to the CPEC Exchange Transactions, the Company obtained 65% of the limited liability company interests in CPEC LLC in exchange for the Redeemed Shares and cancellation by the Company of a note received by the Company from Incara for Incara's purchase of the Company's CPEC, Inc. common stock. The 281,703 shares of Incara common stock (the "Retained Shares") retained by the Company were in lieu of the shares of Incara common stock the Company would have been entitled to receive from Incara as the second installment of the consideration payable in August 1999 in connection with the Transcell Merger. The Exchange Agreement also provides for the Company to assume 45% of Incara's obligations under the acquisition agreement dated as of May 13, 1994 (the agreement under which Incara initially acquired CPEC, Inc.) for Additional Purchase Price (as defined in that agreement) payable in Interneuron Common Stock. The Company's maximum potential liability under this provision is approximately $1,700,000 if an NDA were filed and approved for bucindolol to treat congestive heart failure. The Exchange Agreement also provides for the Company and Incara to indemnify each other for certain liabilities relating to CPEC LLC.

   The Company accounts for its approximately 4% equity investment in Incara using the cost method and any increases or temporary decreases in market value from the book value are reflected in accumulated other comprehensive income and any permanent decreases in market value from the book value are reflected as a charge to operations. (See Note D.)

                       INTERNEURON PHARMACEUTICALS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Progenitor

   Since August 1997, the Company has owned approximately 36% of Progenitor. In December 1998, Progenitor announced its intention to implement an immediate cessation of its operations. Progenitor did not have sufficient funds at that time to meet its obligations and was unable to raise additional funds. Progenitor's market valuation had been substantially reduced and the Company could not viably sell any of its holdings of Progenitor securities. As a result, the Company's investment in Progenitor was reduced to zero as of September 30, 1998. The Company reflected a receivable from Progenitor of $425,000 at September 30, 2000 reflecting estimated distributions to be made from Progenitor's net cash resulting from Progenitor's sales of assets and payments of and provisions for estimated liabilities. Estimated dividends were recorded in income as equity in unconsolidated subsidiary in fiscal 2000 and 1999. In fiscal 2001, the Company received approximately $385,000 in dividend payments from Progenitor.

  InterNutria

   In September 1998, the Company adopted a plan to discontinue the operations of InterNutria. In fiscal 1999, the Company determined certain accrued costs relating to the discontinuation of InterNutria would not be incurred and recorded a credit of $816,000 for discontinuation of InterNutria. At September 30, 2001, the assets of InterNutria were $2,000 and the liabilities were $100,000. At September 30, 2000, the assets of InterNutria were $1,000 and the liabilities were $147,000. InterNutria's intellectual assets have been sold and are not expected to generate any significant future revenues. At September 30, 2001 and 2000, the Company owned approximately 76% of InterNutria's outstanding stock.

O. Quarterly Financial Data
   (in thousands, except per share data)

                                                                First    Second    Third   Fourth
                                                               Quarter   Quarter  Quarter  Quarter
                                                               --------  -------  -------  -------
Fiscal 2001*
Total revenues................................................ $    360  $   285  $   287  $14,301
Income (loss) before cumulative effect of change in accounting
  principle...................................................   (1,857)  (1,885)   4,300    7,951
Cumulative effect of change in accounting principle...........  (10,000)      --       --       --
Net income (loss).............................................  (11,857)  (1,885)   4,300    7,951
Income (loss) per common share:
Income (loss) before cumulative effect of change
 in accounting principle:
   Basic...................................................... $  (0.04) $ (0.04) $  0.10  $  0.18
   Diluted.................................................... $  (0.04) $ (0.04) $  0.09  $  0.17
Net income (loss):
   Basic...................................................... $  (0.28) $ (0.04) $  0.10  $  0.18
   Diluted.................................................... $  (0.28) $ (0.04) $  0.09  $  0.17
Fiscal 2000
Total revenue................................................. $ 23,751  $    --  $    --  $ 4,003
Net income (loss).............................................   16,859      282   (1,983)   4,798
Net income (loss) per common share:
   Basic...................................................... $   0.40  $  0.01  $ (0.05) $  0.11
   Diluted.................................................... $   0.39  $  0.01  $ (0.05) $  0.11

* The Fiscal 2001 quarterly financial data, as reported in the Company's previously filed Quarterly Reports on Form 10-Q, has been adjusted to reflect the adoption of SAB 101 in the fourth quarter of fiscal 2001, retroactive to October 1, 2000, the beginning of the Company's fiscal year.

                                 EXHIBIT INDEX

3.4      --Restated Certificate of Incorporation of Registrant, as amended(22)
3.5      --By-Laws of Registrant(1)
4.4      --Certificate of Designation establishing Series C Preferred Stock(10)
4.8      --1997 Equity Incentive Plan and Form of Restricted Stock Award Agreement thereunder(25)
10.5     --Consultant and Non-competition Agreement between the Registrant, Richard Wurtman, M.D.(17)
10.6     --Assignment of Invention and Agreement between Richard Wurtman, M.D., Judith Wurtman and the
           Registrant(1)
10.7     --Management Agreement between the Registrant and Lindsay Rosenwald, M.D.(1)
10.9(a)  --Restated and Amended 1989 Stock Option Plan(4)
10.11    --Restated Amendment to MIT Option Agreement(1)
10.12(a) --Patent and Know-How License Agreement between the Registrant and Les Laboratoires Servier
           ("Servier") dated February 7, 1990 ("License Agreement")(1)
10.12(b) --Revised Appendix A to License Agreement(1)
10.12(c) --Amendment Agreement between Registrant and Servier, Orsem and Oril Produits Chimiques dated
           November 19, 1992(2)(6)
10.12(d) --Amendment Agreement dated April 28, 1993 between Registrant and Servier(9)
10.12(e) --Consent and Amendment Agreement among Servier, American Home Products Corp. and
           Registrant(17)
10.13    --Trademark License Agreement between the Registrant and Orsem dated February 7, 1990(1)
10.14    --Supply Agreement between the Registrant and Oril Produits Chimiques dated February 7,
           1990(1)(2)
10.16    --Assignment of Invention by Richard Wurtman, M.D. (1)
10.22(a) --License Agreement dated January 15, 1993, as amended, between the Registrant and Grupo
           Ferrer(2)(9)
10.22(b) --Addendum and Second Amendment to License Agreement between the Registrant and Ferrer
           Internacional S.A., dated June 1, 1998(29)
10.25    --License Agreement between the Registrant and the Massachusetts Institute of Technology(3)
10.37    --License Agreement dated as of February 15, 1992 between the Registrant and Massachusetts
           Institute of Technology(5)
10.40    --Patent and Know-How Sublicense and Supply Agreement between Registrant and American
           Cyanamid Company dated November 19, 1992(2)(6)
10.41    --Equity Investment Agreement between Registrant and American Cyanamid Company dated
           November 19, 1992(6)
10.42    --Trademark License Agreement between Registrant and American Cyanamid Company dated
           November 19, 1992(6)
   10.44 --Consent Agreement between Registrant and Servier dated November 19, 1992(12)
   10.45 --Agreement between Registrant and PAREXEL International Corporation dated October 22, 1992
           (as of July 21, 1992)(2)(7)
   10.46 --License Agreement dated February 9, 1993 between the Registrant and Massachusetts Institute of
           Technology(2)(8)
   10.52 --License Agreement dated February 18, 1994 between Registrant and Rhone-Poulenc Rorer,
           S.A.(11)
   10.55 --Patent License Agreement between Registrant and Massachusetts Institute of Technology dated
           March 1, 1994(11)
   10.58 --Master Equipment Lease including Schedules and Exhibits between Phoenix Leasing and Registrant
           (agreements for Transcell and Progenitor are substantially identical), with form of continuing guarantee for each of Transcell and Progenitor(12)
   10.59 --Exhibit D to Agreement between Registrant and Parexel International Corporation dated as of
           March 15, 1994(2)(12)

10.60(a) --Acquisition Agreement dated as of May 13, 1994 among the Registrant, Intercardia, Inc.,
           Cardiovascular Pharmacology Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the sellers named therein(13)
10.60(b) --Amendment dated June 15, 1994 to the Acquisition Agreement(13)
10.61    --License Agreement dated December 6, 1991 between Bristol-Myers Squibb and CPEC, as amended(2)(13)
10.61(a) --Letter Agreement dated November 18, 1994 between CPEC and Bristol-Myers Squibb(14)
10.65(a) --1994 Long-Term Incentive Plan, as amended(23)
10.68(a) --Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase Plan, as amended(19)
10.71    --Securities Purchase Agreement dated June 2, 1995 between the Registrant and Reliance Insurance
           Company, including Warrant and exhibits(15)
10.74    --Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT
           Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings)(16)
10.78    --Contract Manufacturing Agreement dated November 20, 1995 between Registrant and Boehringer
           Ingelheim Pharmaceuticals, Inc.(2)(17)
10.83    --Co-promotion Agreement effective June 1, 1996 between Wyeth-Ayerst Laboratories and
           Interneuron Pharmaceuticals, Inc.(2)(18)
10.84    --Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc. dated
           July 12, 1996(18)
10.85    --Amendment No. 1 dated July 3, 1996 to Master Consulting Agreement between Interneuron
           Pharmaceuticals, Inc. and Quintiles, Inc. dated July 12, 1996(2)(18)
10.86    --Lease Agreement between Transcell Technologies, Inc. and Cedar Brook Corporate Center, L.P.,
           dated September 19, 1996, with Registrant guaranty(20)
10.87    --Lease dated February 5, 1997 between Registrant and Ledgemont Realty Trust(21)
10.89    --Form of ISDA Master Agreement by and between the Registrant and Swiss Bank Corporation,
           London Branch, together with Schedules thereto(23)
10.90(a) --Form of Confirmation for Contract A entered into pursuant to ISDA Master Agreement by and between the Registrant and Swiss Bank Corporation, London Branch, together with appendix thereto(23)
10.90(b) --Form of Confirmation for Contract B entered into pursuant to ISDA Master Agreement by and between the Registrant and Swiss Bank Corporation, London Branch, together with appendix thereto(23)
10.90(c) --Letter Amendment dated September 18, 1997 to Confirmations filed as Exhibits 10.90(a) and
           10.90(b)(26)
10.91    --Form of Agreement regarding Registration Rights and Related Obligations to be entered into by and between Registrant and Swiss Bank Corporation, London Branch(23)
10.92    --Research and Collaboration and License Agreement effective as of June 30, 1997 by and among
           Merck & Co., Inc., Transcell Technologies, Inc. and the Registrant (assigned to Intercardia as of
           May 8, 1998)(2)(24)
10.93    --Form of Indemnification Agreement between Registrant and each director, executive officer and certain officers of the Registrant entered into as of October 6, 1997(26)
10.94    --1998 Employee Stock Option Plan(27)
10.95    --Agreement and Plan of Merger dated March 2, 1998 by and among Registrant, Intercardia, Inc. and
           Transcell Technologies, Inc.(28)
10.95(a) --Waiver and Consent Agreement dated May 8, 1998 by and among Registrant, Intercardia and
           Transcell(28)
10.96    --Assignment and Assumption and Royalty Agreement between Intercardia and Registrant dated May
           8, 1998(29)
10.97    --License Agreement between Registrant and the Administrators of the Tulane Educational Fund
           dated April 29, 1998(29)
10.98    --Letter of Understanding between the Registrant and the Plaintiffs' Management Committee dated
           September 3, 1998(30)

    10.99 --Agreement of Compromise and Settlement, including Appendices, dated September 21, 1998, between the Registrant and the Plaintiffs' Management Committee(31)
10.100    --Royalty Agreement between the Registrant and the Plaintiffs' Management Committee effective as of September 21, 1998(32)
10.102    --Employment Agreement between Interneuron Pharmaceuticals, Inc. and Michael W. Rogers dated and effective as of February 23, 1999(34)
10.103    --Employment Agreement between Interneuron Pharmaceuticals, Inc. and Bobby W. Sandage, Jr.
            dated and effective as of March 15, 1999(34)
10.104    --Employment Agreement between Interneuron Pharmaceuticals, Inc. and Mark S. Butler dated and effective as of March 15, 1999(34)
10.105    --Employment Agreement between Interneuron Pharmaceuticals, Inc. and Glenn L. Cooper, M.D.
            dated and effective as of May 1, 1999(34)
10.106    --Agreement of Sublease between Interneuron Pharmaceuticals, Inc., Sublandlord and Genta, Inc.,
            Subtenant dated March 31, 1999(34)
10.107    --Consent to Sublease dated March 31, 1999 by and among Ledgemont Realty Trust, Interneuron
            Pharmaceuticals, Inc., and Genta, Inc.(34)
10.108    --Exchange Agreement dated July 15, 1999 between Intercardia, Inc. and Interneuron
            Pharmaceuticals, Inc.(35)
10.109    --Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999 among CPEC LLC, Interneuron Pharmaceuticals, Inc. and Intercardia, Inc.(35)
10.110    --Assignment, Assumption and License Agreement dated July 15, 1999 by and between CPEC LLC and Intercardia, Inc.(35)
10.111    --Extension of Term and Supplemental Agreement made as of July 7, 1999 by and between
            Interneuron Pharmaceuticals, Inc., and J. Howard & Associates(36)
10.112    --Consent to Sublease dated as of July 9, 1999 by and between Interneuron Pharmaceuticals, Inc., and
            J. Howard & Associates and Ledgemont Realty Trust(36)
10.113    --License Agreement effective as of November 26, 1999 between Madaus AG and Interneuron
            Pharmaceuticals, Inc.(37)(2)
10.114    --License Agreement effective as of December 2, 1999 by and between Interneuron Pharmaceuticals,
            Inc. and Takeda Chemical Industries, Ltd.(37)(2)
10.116    --License Agreement between Interneuron Pharmaceuticals, Inc. and Warner-Lambert Company
            effective as of December 23, 1999(38)(2)
10.116(a) --2000 Stock Option Plan(39)
10.117    --License Agreement by and between HeavenlyDoor.com, Inc. and Interneuron Pharmaceuticals, Inc.
            dated June 14, 2000(40)(2)
10.118    --Fiscal 2001 Senior Executive Bonus Plan, as adopted by the Board of Directors on September 13,
            2000(41)
10.119    --License Agreement by and between Charles S. Lieber, M.D. and Interneuron Pharmaceuticals, Inc.
            dated December 26, 2000(42)(2)
10.120    --Indemnity and Release Agreement between American Home Products Corporation and Interneuron
            Pharmaceuticals, Inc. dated as of May 30, 2001(43)(2)
10.121    --Amendment dated June 22, 2001 to License Agreement dated December 23, 1999 between
            Interneuron Pharmaceuticals, Inc. and Warner-Lambert Company(2A) (Filed with this Document)
10.122    --Agreement by and between J. Uriach & Cia., S.A. and Interneuron Pharmaceuticals, Inc. dated
            September 28, 2001(2A) (Filed with this Document)
10.123    --Fiscal 2002 Senior Executive Bonus Plan, as adopted by the Board of Directors on September 26,
            2001(Filed with this Document)
21        --List of Subsidiaries
23        --Consent of PricewaterhouseCoopers LLP

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
(2)  Confidential Treatment granted for a portion of this Exhibit.
(2A) Confidential Treatment sought for a portion of this Exhibit.

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

(32) Incorporated by reference as to Exhibit 99.3 of Registrant's Form 8-K dated September 28, 1998.
(34) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(35) Incorporated by reference to Registrant's Form 8-K dated July 27, 1999.
(36) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(37) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.
(38) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 1999.
(39) Incorporated by reference to Registrant's Definitive Proxy Statement filed January 28, 2000.
(40) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(41) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.
(42) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended December 31, 2000.
(43) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001.