Form 10-Q
period 2002-06-30
INDEVUS PHARMACEUTICALS INC
filed 2002-08-14
CIK 854222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended June 30, 2002, or

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

Class:                                      Outstanding at August 13, 2002:
Common Stock $.001 par value                46,847,104 shares

                          INDEVUS PHARMACEUTICALS, INC.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2002
  and September 30, 2001 .................................................   3

Consolidated Statements of Operations for the Three and Nine Months
  ended June 30, 2002 and 2001 ...........................................   4

Consolidated Statements of Cash Flows for the Nine Months
  ended June 30, 2002 and 2001 ...........................................   5

Notes to Unaudited Consolidated Financial Statements .....................   6

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations ..............................................   8

Item 3. Quantitative and Qualitative Disclosures about Market Risk .......  14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................  14

Item 6. Exhibits and Reports on Form 8-K .................................  16

SIGNATURES ...............................................................  17

Item 1. Financial Statements

                          INDEVUS PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                    (Amounts in thousands except share data)

                                                                          June 30,    September 30,
                                                                            2002           2001
                                                                         ---------    ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents ........................................  $  23,050      $  24,923
     Marketable securities ............................................     17,890          4,479
     Accounts receivable ..............................................         97            331
     Prepaids and other current assets ................................        512            397
                                                                         ---------      ---------
          Total current assets ........................................     41,549         30,130

Marketable securities .................................................      5,503          2,769
Equity securities .....................................................        206            693
Property and equipment, net ...........................................         21             67
Insurance claim receivable ............................................      1,258          1,258
                                                                         ---------      ---------

          Total assets ................................................  $  48,537      $  34,917
                                                                         =========      =========

                                   LIABILITIES
Current liabilities:
     Accounts payable .................................................  $     499      $      53
     Accrued expenses .................................................      5,787          6,107
                                                                         ---------      ---------
          Total current liabilities ...................................      6,286          6,160

Minority interest .....................................................         98             97

                              STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value, 5,000,000 shares authorized;
     Series B, 239,425 shares issued and outstanding
     (liquidation preference at June 30, 2002 $3,019) .................      3,000          3,000
     Series C, 5,000 shares issued and outstanding
     (liquidation preference at June 30, 2002 $500) ...................        500            500
Common stock; $.001 par value, 80,000,000 shares authorized;
     46,622,104 and 43,283,016 shares issued and outstanding at
     June 30, 2002 and September 30, 2001, respectively ...............         47             43
Additional paid-in capital ............................................    302,645        276,399
Accumulated deficit ...................................................   (264,062)      (251,293)
Accumulated other comprehensive income ................................         23             11
                                                                         ---------      ---------
              Total stockholders' equity ..............................     42,153         28,660
                                                                         ---------      ---------
                   Total liabilities and stockholders' equity .........  $  48,537      $  34,917
                                                                         =========      =========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                         INDEVUS PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and nine months ended June 30, 2002 and 2001
                                   (Unaudited)
                  (Amounts in thousands except per share data)

                                                      Three months ended June 30,      Nine months ended June 30,
                                                           2002          2001              2002        2001
                                                       ------------  -----------       ------------ -----------
Revenues:
Royalty revenue .....................................   $    226       $    287        $  3,439      $    932
Contract and license fee revenue ....................          2             --             416            --
                                                        --------       --------        --------      --------
   Total revenues ...................................        228            287           3,855           932

Costs and expenses:
Cost of  revenues ...................................         55             70             978           200
Research and development ............................      4,210          1,461           9,957         3,660
General and administrative ..........................      1,724          2,337           5,907         6,035
Product withdrawal ..................................         --         (7,480)             --        (8,098)
                                                        --------       --------        --------      --------
    Total costs and expenses ........................      5,989         (3,612)         16,842         1,797
                                                        --------       --------        --------      --------

Income (loss) from operations .......................     (5,761)         3,899         (12,987)         (865)

Investment income, net ..............................        234            405             760         1,478
Impairment of equity securities .....................       (487)            --            (487)         --
Loss on equity securities ...........................         --             --              --           (43)
Minority interest ...................................         (1)            (4)            (55)          (12)
                                                        --------       --------        --------      --------
Income (loss) before cumulative effect of change in
     accounting principle ..........................      (6,015)         4,300         (12,769)          558
Cumulative effect of change in accounting principle .         --             --              --       (10,000)
                                                        --------       --------        --------      --------
Net income (loss) ...................................   $ (6,015)      $  4,300        $(12,769)     $ (9,442)
                                                        ========       ========        ========      ========

Income (loss) per common share:
     Basic:
     Income (loss) before cumulative effect of change
        in accounting principle .....................   $  (0.13)      $   0.10        $  (0.28)     $   0.01
     Cumulative effect of change in accounting
        principle ...................................         --             --              --         (0.23)
                                                        --------       --------        --------      --------
     Net income (loss) ..............................   $  (0.13)      $   0.10        $  (0.28)     $  (0.22)
                                                        ========       ========        ========      ========
     Diluted:
     Income (loss) before cumulative effect of change
        in accounting principle .....................   $  (0.13)      $   0.09        $  (0.28)     $   0.01
     Cumulative effect of change in accounting
        principle ...................................       --             --              --           (0.22)
                                                        --------       --------        --------      --------
     Net income (loss) ..............................   $  (0.13)      $   0.09        $  (0.28)     $  (0.21)
                                                        ========       ========        ========      ========
Weighted average common shares outstanding:
     Basic ..........................................     46,431         42,970          45,583        42,843
                                                        ========       ========        ========      ========
     Diluted ........................................     46,431         46,836          45,583        45,085
                                                        ========       ========        ========      ========



              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                          INDEVUS PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 2002 and 2001
                                   (Unaudited)
                             (Amounts in thousands)

                                                                       Nine months ended June 30,
                                                                       --------------------------
                                                                          2002        2001
                                                                        --------    --------
Cash flows from operating activities:
     Net loss ......................................................... $(12,769)   $ (9,442)
     Adjustments to reconcile net loss to net cash
        (used in) provided by operating activities:
        Cumulative effect of change in accounting principle ...........       --      10,000
        Depreciation and amortization .................................       53          80
        Minority interest in net income of consolidated subsidiary ....       55          13
        Loss on equity securities .....................................       --          43
        Impairment of equity securities ...............................      487          --
        Noncash compensation ..........................................    2,190       1,765
     Changes in assets and liabilities:
        Accounts receivable ...........................................      234          --
        Insurance claim receivable ....................................       --       5,195
        Settlement deposit receivable .................................       --       1,757
        Prepaid and other assets ......................................     (115)        555
        Accounts payable ..............................................      446        (122)
        Accrued expenses and other liabilities ........................     (311)     (9,368)
                                                                        --------    --------
Net cash (used in) provided by operating activities ...................   (9,730)        476
                                                                        --------    --------
Cash flows from investing activities:
     Capital expenditures .............................................       (8)        (18)
     Purchases of marketable securities ...............................  (22,126)     (5,983)
     Proceeds from maturities and sales of marketable securities ......    5,994       9,971
                                                                        --------    --------
Net cash (used in) provided by investing activities ...................  (16,140)      3,970
                                                                        --------    --------
Cash flows from financing activities:
     Net proceeds from issuance of common stock .......................   24,051         663
     Distribution to minority interest stockholder ....................      (54)         --
     Principal payments of capital lease obligations ..................       --          (2)
                                                                        --------    --------
Net cash provided by financing activities .............................   23,997         661
                                                                        --------    --------
Net change in cash and cash equivalents ...............................   (1,873)      5,107
Cash and cash equivalents at beginning of period ......................   24,923      24,871
                                                                        --------    --------
Cash and cash equivalents at end of period ............................ $ 23,050    $ 29,978
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

B.   Basic and Diluted Income (Loss) Per Common Share

     The following table sets forth the computation of the denominator for the calculation of basic and diluted income and loss per share for the three and nine month periods ended June 30, 2002 and 2001, respectively:


                                                    Three Months Ended June 30,      Nine Months Ended June 30,
                                                         2002         2001              2002         2001
                                                      ----------   ----------        ----------   ----------
Denominator for basic income (loss)
per share:
     Weighted average shares outstanding .............46,431,000   42,970,000        45,583,000   42,843,000
                                                      ==========   ==========        ==========   ==========
Denominator for diluted income (loss)
per share:
     Weighted average shares outstanding .............46,431,000   42,970,000        45,583,000   42,843,000
     Dilutive effect of:
     Shares issuable in connection with
        stock option plans ...........................      --      2,904,000              --      1,206,000
     Shares issued or issuable in connection
        with restricted stock awards .................      --        340,000              --        414,000
     Shares issuable in connection with
        convertible preferred stock ..................      --        622,000              --        622,000
                                                      ----------   ----------        ----------   ----------
     Weighted average shares outstanding -
        diluted ......................................46,431,000   46,836,000        45,583,000   45,085,000
                                                      ==========   ==========        ==========   ==========

     During the three month period ended June 30, 2002, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 3,215,431 shares of Common Stock at prices ranging from $6.00 to $20.13 with expiration dates ranging up to May 13, 2012; and (ii) warrants to purchase 560,000 shares of Common Stock with exercise prices ranging from $6.19 to $12.77 and with expiration dates ranging up to July 17, 2006. Additionally, during the three month period ended June 30, 2002, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 6,647,949 shares of Common Stock at prices ranging from $1.22 to $5.00 with expiration dates ranging up to June 14, 2012; (ii) warrants to purchase 55,000 shares of Common Stock with exercise prices ranging from $5.00 to $5.13 and with expiration dates ranging up to February 3, 2005; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iv) unvested Restricted Stock Awards of 225,000 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

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

     During the nine month period ended June 30, 2002, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 255,604 shares of Common Stock at prices ranging from $7.88 to $20.13 with expiration dates ranging up to April 8, 2012; and (ii) a warrant to purchase 500,000 shares of Common Stock with an exercise price of $9.44 and with an expiration date of July 12, 2002. Additionally, during the nine month period ended June 30, 2002, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 9,474,023 shares of Common Stock at prices ranging from $1.22 to $7.25 with expiration dates ranging up to June 14, 2012; (ii) warrants to purchase 105,000 shares of Common Stock with exercise prices ranging from $5.00 to $7.13 and with expiration dates ranging up to July 17, 2006; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iv) unvested Restricted Stock Awards of 225,000 shares of Common Stock granted pursuant to the Company's 1997 Equity Incentive Plan.

     During the nine month period ended June 30, 2001, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 5,972,042 shares of Common Stock at prices ranging from $3.56 to $20.13 with expiration dates ranging up to March 8, 2011; and (ii) warrants to purchase 660,000 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006.

     Certain of the above securities contain anti-dilution provisions which may result in a change in the exercise price or number of shares issuable upon exercise of such securities.

C.   Comprehensive Income (Loss)

     Comprehensive income (loss) for the three and nine month periods ended June 30, 2002 and 2001, respectively, is as follows:

                                        Three Months Ended  June 30,              Nine Months Ended June 30,
                                          2002                2001                 2002               2001
                                     --------------      --------------       --------------     --------------
 Net income (loss) ................    $(6,015,000)        $ 4,300,000          $(12,769,000)    $  (9,442,000)
 Change in unrealized net
 gain or loss on investments ......        408,000               7,000                12,000          (654,000)
                                       ------------        -----------          -------------    --------------
 Comprehensive income (loss) ......    $(5,607,000)        $ 4,307,000          $(12,757,000)    $ (10,096,000)
                                       ============        ===========          =============    ==============


D.   Equity

     In December 2001, the Company completed a private placement of 3,125,000 shares of its Common Stock which resulted in net proceeds to the Company of approximately $23,307,000.

E.   Agreements

     On June 7, 2002, the Company announced that Pfizer Inc ("Pfizer"), the Company's licensee for pagoclone, had decided to return to the Company exclusive, worldwide development and commercialization rights to pagoclone, thereby terminating the development and marketing agreement entered into by the two companies in December 1999. Pfizer had been developing pagoclone for the treatment of anxiety disorders. Aventis, S.A. ("Aventis"), licensor of pagoclone to the Company, has a contractual right for a period of 90 days from the termination of the Company's agreement with Pfizer to elect to develop pagoclone under the terms of that agreement. The Company is discussing with Aventis an extension of the 90 day period to allow Aventis sufficient time to evaluate pagoclone data.

     On June 28, 2002, the Company licensed exclusive, worldwide rights from Atlantic Technology Ventures, Inc. ("Atlantic") to CT-3, a novel anti-inflammatory and analgesic compound currently in clinical development, in exchange for an up-front licensing payment, development milestones and royalty payments. A director of the Company is a shareholder of Atlantic. The transaction was approved by all of the disinterested directors of Indevus.

F.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2003. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material effect on the Company's financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and provides a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively and will thus be adopted by the Company in fiscal year 2003. The Company does not expect SFAS No. 144 will have a material effect on its financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:
--------------------------------------------------------------------------------


     Statements in this Form 10-Q that are not statements or descriptions of historical facts are "forward-looking" statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These and other forward-looking statements made by the Company in reports that we file with the Securities and Exchange Commission, press releases, and public statements of our officers, corporate spokespersons, or our representatives are based on a number of assumptions and relate to, without limitation: the Company's ability to successfully develop, obtain regulatory approval for and commercialize any products; the Company's ability to enter into corporate collaborations or obtain sufficient additional capital to fund operations; and the Redux(TM)-related litigation. The words "believe," "expect," "anticipate," "intend," "plan," "estimate" or other expressions which are predictions of or indicate future events and trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties, and such forward-looking statements may turn out to be wrong. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into, the Company's Form 10-K for its fiscal year ended September 30, 2001. These factors include, but are not limited to: uncertainties relating to clinical trials, including the ongoing

Phase III trial with trospium, regulatory approval and commercialization of our products; the early stage of products under development; need for additional funds and corporate partners; history of operating losses and expectation of future losses; product liability and insurance uncertainties; risks relating to the Redux-related litigation; dependence on third parties for manufacturing and marketing; competition; risks associated with contractual arrangements, including those for the development of pagoclone; limited patent and proprietary rights; and other risks. The forward-looking statements represent our judgement and expectations as of the date of this Form 10-Q. We assume no obligation to update any such forward-looking statements.

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

General

Description of the Company

     Indevus is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late stage clinical development. The Company is currently developing or has certain rights to seven compounds: trospium for the treatment of overactive bladder, pagoclone for panic and generalized anxiety disorders, IP 501 for the treatment of cirrhosis of the liver, citicoline for the treatment of ischemic stroke, PRO 2000 for the prevention of infection by the human immunodeficiency virus and other sexually transmitted pathogens, dersalazine for the treatment of inflammatory bowel disease, and CT-3 for the treatment of inflammatory conditions and pain.

Major Products

     Pagoclone is a novel GABA (gamma amino butyric acid) receptor agonist in development for the treatment of anxiety disorders. On June 7, 2002, the Company announced that Pfizer Inc ("Pfizer"), the Company's licensee for pagoclone, had decided to return to the Company exclusive, worldwide development and commercialization rights to pagoclone thereby terminating the development and marketing agreement between the two companies. Pfizer informed the Company of the results of its most recent clinical trials with pagoclone in generalized anxiety disorder and panic disorder which did not achieve the level of efficacy established in previous trials. Accordingly, Pfizer elected not to pursue further development of the compound. As demonstrated in previous clinical trials, pagoclone was well tolerated in these latest trials, with no significant differences from placebo with respect to adverse events, including sedation and withdrawal effects. Decisions regarding the continued clinical development and partnering of pagoclone for generalized anxiety and panic disorders will be based on additional analyses of a total data package from six clinical trials. Aventis, S.A. ("Aventis") has a contractual right for a period of 90 days from the termination of the agreement between Pfizer and the Company to elect to develop pagoclone under the terms established in that agreement. The Company is discussing with Aventis an extension of the 90 day period to allow Aventis sufficient time to evaluate pagoclone data.

     Trospium is a muscarinic receptor antagonist in development as a treatment for overactive bladder. The Company is currently conducting, and has completed enrollment in, a Phase III, double-blind, placebo-controlled study in 524 patients, comparing the number of micturitions and incontinence episodes among trospium-treated patients versus placebo-treated patients during a twelve week treatment period. The trial is expected to be completed in the fall of 2002. If the trial is successful, the Company currently plans to file a U.S. New Drug Application ("NDA") as soon as practicable thereafter.

     PRO 2000 is a topical microbicide in development for the prevention of the sexual transmission of HIV and other sexually-transmitted pathogens. Multiple clinical trials with PRO 2000 in HIV prevention are expected to begin in 2002 and 2003, including a Phase II trial sponsored by the European Commission and a Phase II/III trial to be conducted by the National Institutes of Health in approximately 10,000 women in Africa and India. In February 2002, an international research collaboration received a grant of approximately $22.7 million from the U.K.'s Department for International Development to test the safety and efficacy of vaginal microbicides, including PRO 2000. This grant will support a broad, five-year program that will include a multi-national, Phase III clinical trial of candidate microbicides.

     Dersalazine is an anti-inflammatory compound in clinical development to treat inflammatory bowel disease, which includes ulcerative colitis and Crohn's disease. The Company commenced a multiple-dose Phase I clinical study with dersalazine in March 2002. Plans for future testing in ulcerative colitis will be dependent on the successful completion of this trial.

New Product

     On June 28, 2002, the Company licensed exclusive, worldwide rights from Atlantic Technology Ventures, Inc. ("Atlantic") to CT-3, a novel anti-inflammatory and analgesic compound currently in clinical development, in exchange for an up-front licensing payment, development milestones and royalty payments.

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reported periods. These items are constantly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

Results of Operations

     Total revenues decreased to $228,000 in the three month period ended June 30, 2002 from $287,000 in the three month period ended June 30, 2001 and increased to $3,855,000 in the nine month period ended June 30, 2002 from $932,000 in the nine month period ended June 30, 2001. Royalty revenue was derived from sales of Sarafem by Eli Lilly and Company ("Lilly") and decreased $61,000, or 21%, to $226,000 in the three month period ended June 30, 2002 from $287,000 in the three month period ended June 30, 2001. The substantial increase in Sarafem royalties in the nine month period ended June 30, 2002 resulted from approximately $3,199,000 of royalties recognized in the first quarter of fiscal 2002 from higher sales of Sarafem. Lilly has notified the Company that the Company should not expect to receive future Sarafem royalties. The Company and Lilly differ in the interpretation of certain provisions of the Sarafem license agreement, including the contractual duration of the Sarafem royalties, and are currently discussing a resolution of these differences. Contract and license fee revenue reflects funding of certain PRO 2000 development costs from a research grant, the full amount of which has been recognized.

     Cost of revenues for each period includes amounts due to Massachusetts Institute of Technology for their portion of the Sarafem royalty revenue and development costs related to the PRO 2000 research grant.

     Research and development expense increased $2,749,000, or 188%, to $4,210,000 in the three month period ended June 30, 2002 from $1,461,000 in the three month period ended June 30, 2001 and increased $6,297,000, or 172%, to $9,957,000 in the nine month period ended June 30, 2002 from $3,660,000 in the nine month period ended June 30, 2001. These increases are primarily due to expenses incurred by the Company for its Phase III clinical trial for trospium which commenced in September 2001, the initial fee for the license of CT-3 from Atlantic, and expenses for the Phase I clinical trial for dersalazine, partially offset by decreased expenses relating to PRO 2000 and IP 501. Additionally, the nine month period ended June 30, 2002 included noncash expense related to a stock option grant and modification of a stock option grant to an executive officer of the Company. Total research and development expenses for the three month period ended June 30, 2002 substantially relate to the Company's major compounds currently being developed as follows: trospium $3,120,000, dersalazine $330,000 and PRO 2000 $141,000.

     General and administrative expense decreased $613,000, or 26%, to $1,724,000 in the three month period ended June 30, 2002 from $2,337,000 in the three month period ended June 30, 2001 and decreased $128,000, or 2%, to $5,907,000 in the nine month period ended June 30, 2002 from $6,035,000 in the nine month period ended June 30, 2001. The decrease in expenses in the three month period is primarily due to reduced noncash expense related to stock options granted to consultants to the company in lieu of cash compensation. The decrease in expenses in the nine month period is primarily due to the absence in fiscal 2002 of expense related to the Company's lawsuit against American Home Products Corp. (now "Wyeth") which was dismissed in 2001 pursuant to the Company's indemnification agreement with Wyeth (the "AHP Indemnity and Release Agreement") and reduced noncash expense related to stock options granted to consultants to the company in lieu of cash compensation substantially offset by noncash expense related to modifications of stock option grants to a director and executive officers of the Company.

     As a result of the AHP Indemnity and Release Agreement in the third quarter of fiscal 2001, the Company reversed approximately $8,041,000 of certain liabilities related to the market withdrawal of Redux in the three month period ended June 30, 2001 and reflected the reversal as a credit in product withdrawal in the Company's statements of operations. This credit was offset by a noncash charge of $561,000 for the fair value of stock options granted to attorneys involved in negotiating the AHP Indemnity and Release Agreement, resulting in a net credit of $7,480,000 in product withdrawal for the three month period ended June 30, 2001. Product withdrawal for the nine month period ended June 30, 2001 was a credit of $8,089,000 and additionally included $618,000 of insurance reimbursements for other Redux-related expenses.

     Investment income decreased $171,000, or 42%, to $234,000 in the three month period ended June 30, 2002 from $405,000 in the three month period ended June 30, 2001 and decreased $718,000, or 49%, to $760,000 in the nine month period ended June 30, 2002 from $1,478,000 in the nine month period ended June 30, 2001. Despite higher average invested cash balances, these decreases resulted from substantially reduced market interest rates for the fiscal 2002 periods compared to the fiscal 2001 periods.

    Impairment of equity securities of $487,000 in the three and nine month periods ended June 30, 2002 reflects the write down of the Company's investment in Incara, Inc. ("Incara") to fair value as the decline in Incara common stock was deemed other than temporary.

     The charge for the cumulative effect of the change in accounting principle of $10,000,000 in the nine month period ended June 30, 2001 is related to the Company's adoption in fiscal 2001 of the SEC's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements."

     For the three month period ended June 30, 2002, the Company had a net loss of $(6,015,000), or $(0.13) per share, diluted, compared to net income of $4,300,000, or $0.09 per share, diluted, for the three month period ended June 30, 2001. For the nine month period ended June 30, 2002, the Company had a net loss of $(12,769,000), or $(0.28) per share, diluted, compared to a net loss of $(9,442,000), or $(0.21) per share, diluted, for the nine month period ended June 30, 2001. The Company expects to report losses for its consolidated operations for fiscal 2002.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

     At June 30, 2002, the Company had consolidated cash, cash equivalents and marketable securities of $46,443,000 compared to $32,171,000 at September 30, 2001. This increase of $14,272,000 is primarily due to receipt of approximately $23,307,000 of net proceeds from the Company's December 2001 private placement of 3,125,000 shares of Common Stock, offset primarily by $9,730,000 of cash used in operating activities.

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

Product Development

     The Company expects to continue to expend substantial additional amounts for the development of its products. In particular, the Company expects to expend a substantial amount during the next twelve months to fund development, including its ongoing Phase III clinical trial, regulatory and pre-marketing activities, for trospium. There can be no assurance that results of any ongoing or future pre-clinical or clinical trials will be successful, that additional trials will not be required, that any drug or product under development will receive U.S. Food and Drug Administration ("FDA") approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with current Good Manufacturing Practices ("cGMP") or successfully marketed in a timely manner, or at all, or that the Company will have sufficient funds to develop or commercialize any of its products.

     In particular, if the Company's Phase III clinical trial for trospium is not successful, it could have a material adverse effect on the Company. Additionally, the Company expects to rely on Madaus to manufacture trospium for commercial use. The Company believes that Madaus' manufacturing facility for trospium does not currently meet cGMP requirements. Although Madaus is endeavoring to bring its manufacturing facility into compliance with cGMP, failure to do so in a timely manner could cause a material delay in the NDA submission, FDA approval, if any, and commercialization of trospium. While the Company may seek a second source for trospium if Madaus is unable to meet all regulatory requirements or provide the necessary quantities of trospium in a timely manner, this could also cause a material delay in the NDA submission, FDA approval, if any, and commercialization of trospium.

     Total research and development expenses incurred by the Company through June 30, 2002 on the major compounds currently being developed, except pagoclone, including allocation of corporate general and administrative expenses, are approximately as follows: trospium $21,700,000, PRO 2000 $6,100,000, and dersalazine $1,300,000. On June 7, 2002, the Company re-aquired rights to pagoclone from Pfizer. Since December 1999, Pfizer and Warner Lambert and Company have conducted and funded all development activities for pagoclone. The Company's expenses, including allocation of corporate general and administrative expenses, for pagoclone are approximately $14,700,000. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government- or agency-sponsored studies that could reduce the Company's development costs. In the event the Company were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs incurred by the Company could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA. Given these uncertainties and other risks, variables and considerations related to each compound and regulatory uncertainties in general, the Company estimates remaining research and development costs, excluding allocation of corporate general and administrative expenses, through the preparation of an NDA for its major compounds currently being developed as follows: approximately $7,000,000 for trospium, approximately $15,000,000 for PRO 2000 and approximately $38,000,000 for dersalazine. The Company is currently planning for the further development of pagoclone but is unable to estimate the future development costs for pagoclone at this time. The Company cannot reasonably estimate date of completion for any compound that is not at least in Phase III clinical development due to the uncertainty of the number of required trials and size of such trials and the duration of development. If the Company's ongoing Phase III trial for trospium is successful, the Company plans to file an NDA for the compound as soon as practicable thereafter. Actual costs and time to complete may differ significantly from the estimates.

Analysis of Cash Flows

     Cash used in operating activities during fiscal 2002 of $9,730,000 consisted primarily of the net loss of $12,769,000 offset by noncash compensation related to stock option grants and modifications of stock options.

     Cash used in investing activities in fiscal 2002 of $16,140,000 consisted primarily of net outflows from purchases of marketable securities.

     Cash provided by financing activities in fiscal 2002 of $23,997,000 consisted primarily of net proceeds from the Company's December 2001 private placement of 3,125,000 shares of its Common Stock.

Insurance Claim Receivable

     As of June 30, 2002, the Company had an outstanding insurance claim of approximately $3,693,000, which the Company paid through June 30, 2002 to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company's current outstanding insurance claim is made pursuant to the Company's product liability policy issued to the Company by Reliance Insurance Company ("Reliance").

     In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. Based upon discussions with the Company's attorneys and other consultants regarding the amount and timing of potential collection of its claim against Reliance, the Company reduced the balance to an estimated net realizable value of $1,258,000 reflecting the Company's best estimate given the available facts and circumstances. The amount the Company collects could differ from the $1,258,000 reflected as a noncurrent insurance claim receivable at June 30, 2002. There can be no assurance that the Company will collect any of the $3,692,000 claim. If the Company incurs additional product liability defense and other costs within the remaining limits of the $5,000,000 Reliance product liability policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

Commitments and Contingencies

     Below are the Company's future minimum payments under non-cancellable lease arrangements as of September 30, 2001:

                                      Operating
         Fiscal Year                    Leases
         -----------                ----------
         2002 ....................  $  470,000
         2003 ....................     534,000
         2004 ....................     536,000
         2005 ....................     553,000
         2006 ....................     568,000
        Thereafter ...............     313,000
                                  -------------
        Total lease payments .....  $2,974,000

Other

     Recent Accounting Pronouncements: In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company as required, in fiscal year 2003. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material effect on the Company's financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively and will thus be adopted by the Company in fical year 2003. The Company does not expect SFAS No. 144 will have a material effect on its financial position or results of operations.

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

     The Company entered into the AHP Indemnity and Release Agreement on May 30, 2001 pursuant to which Wyeth agreed to indemnify the Company against certain classes of product liability cases filed against Indevus related to Redux. The Company's indemnification covers existing plaintiffs who have already opted out of Wyeth's national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs related to the Company's defense of Redux-related product liability cases. The agreement also provides for Wyeth to fund additional insurance coverage to supplement the Company's existing product liability insurance. The Company believes this total insurance coverage is sufficient to address its potential remaining Redux product liability exposure. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which the Company is not otherwise indemnified or covered under the AHP Indemnity and Release Agreement will not have a material adverse effect on the Company's future business, results of operations or financial condition or that the potential of any such claims would not adversely affect the Company's ability to obtain sufficient financing to fund operations. Up to the date of the AHP Indemnity and Release Agreement, the Company's defense costs were paid by, or subject to reimbursement to the Company from, the Company's product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by the Company or its insurers. In exchange for the indemnification, defense costs, and insurance coverage provided to Indevus by Wyeth, the Company agreed to dismiss its suit against Wyeth filed in January 2000, its appeal from the order approving Wyeth's national class action settlement of diet drug claims, and its cross-claims against Wyeth related to Redux product liability legal actions.

     Insurance Litigation: On August 7, 2001, Columbia Casualty Company, one of the Company's insurers for the period May 1997 through May 1998, filed an action in the United States District Court for the District of Columbia against the Company. The lawsuit has been transferred to the U.S. District Court for the District of Massachusetts. The lawsuit is based upon a claim for breach of contract and declaratory judgment, seeking damages against the Company in excess of $20,000,000, the amount that the plaintiff has paid to the Company under its insurance policy. The plaintiff alleges that under the policy it was subrogated to any claim for indemnification that Indevus may have had against Wyeth related to Redux and that such claim was compromised without its consent when the Company entered into the AHP Indemnity and Release Agreement. The Company is vigorously defending this litigation.

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

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

       10.125 License Agreement by and between Atlantic Technology Ventures, Inc. and Indevus Pharmaceuticals, Inc. dated June 28, 2002 (1)

       99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer

       99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer

       ----------------------

       (1) Confidential treatment requested for a portion of this Exhibit

(b)  Reports on Form 8-K

       On April 8, 2002, the Company filed a current report on Form 8-K reporting that on April 2, 2002 the Company changed its name from Interneuron Pharmaceuticals, Inc. to Indevus Pharmaceuticals, Inc. and effective as of April 3, 2002 the common stock of the Corporation began trading on the Nasdaq National Market under the trading symbol "IDEV."

       On June 7, 2002, the Company filed a Current Report on Form 8-K announcing that Pfizer Inc ("Pfizer") has elected not to pursue further development of pagoclone and decided to return to the Company exclusive, worldwide rights to pagoclone and that Pfizer informed the Company that recent clinical trials with pagoclone in generalized anxiety disorder and panic disorder did not achieve the level of efficacy established in previous trials.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INDEVUS PHARMACEUTICALS, INC.

Date: August 13, 2002              By: /s/ Glenn L. Cooper
                                   -------------------------------------
                                   Glenn L. Cooper, M.D., President,
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

Date: August 13, 2002              By: /s/ Michael W. Rogers
                                   --------------------------------------
                                   Michael W. Rogers, Executive Vice
                                   President, Chief Financial Officer and
                                   Treasurer (Principal Financial Officer)

Date: August 13, 2002              By: /s/ Dale Ritter
                                   --------------------------------------
                                   Dale Ritter, Senior Vice President,
                                   Finance (Principal Accounting Officer)