Form 10-K
period 2002-09-30
INDEVUS PHARMACEUTICALS INC
filed 2002-12-24
CIK 854222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2002 or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                 to

Commission File No. 0-18728

Indevus Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3047911 (I.R.S. Employer Identification Number)
One Ledgemont Center 99 Hayden Avenue Lexington, MA (Address of principal executive offices)	02421-7966 (Zip Code)

Registrant’s telephone number, including area code: (781) 861-8444

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES  ☒    NO  ☐

The aggregate market value of the voting and non-voting common equity (excluding preferred stock convertible into and having voting rights on certain matters equivalent to 622,000 shares of Common Stock) held by non-affiliates of the registrant was approximately $108,000,000, based on the last sales price of the Common Stock as of December 10, 2002. Shares of Common Stock held by each executive officer and director, by each person who beneficially owns 10% or more of the outstanding Common Stock, and individuals or entities related to such persons have been excluded. This determination of affiliate status may not be conclusive for other purposes.

As of December 13, 2002, 46,875,885 shares of Common Stock, $.001 par value, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant’s definitive proxy statement for the fiscal year ended September 30, 2002 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index beginning on page number 50 hereto.

PART I

Note Regarding Forward Looking Statements

Statements in this Form 10-K that are not statements or descriptions of historical facts are “forward-looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These and other forward-looking statements made by the Company in reports that we file with the Securities and Exchange Commission, press releases, and public statements of our officers, corporate spokespersons or our representatives are based on a number of assumptions and relate to, without limitation: the Company’s ability to successfully develop, obtain regulatory approval for and commercialize any products, including trospium; its ability to enter into corporate collaborations or to obtain sufficient additional capital to fund operations; and the ReduxTM-related litigation. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other expressions which predict or indicate future events and trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties and such forward-looking statements may turn out to be wrong. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” and elsewhere in, or incorporated by reference into, this Form 10-K. These factors include, but are not limited to: dependence on the success of trospium; the early stage of products under development; uncertainties relating to clinical trials, regulatory approval and commercialization of the Company’s products; risks associated with contractual arrangements; dependence on third parties for manufacturing and marketing; competition; need for additional funds and corporate partners; history of operating losses and expectation of future losses; product liability; risks related to certain insurance-related litigation; risks relating to the Redux-related litigation; limited patents and proprietary rights; dependence on market exclusivity; valuation of our common stock; and other risks. The forward-looking statements represent the Company’s judgment and expectations as of the date of this Report. The Company assumes no obligation to update any such forward-looking statements. See “Risk Factors.”

Unless the context indicates otherwise, “Indevus” and the “Company” refer to Indevus Pharmaceuticals, Inc., and “Common Stock” refers to the common stock, $.001 par value per share, of Indevus.

ITEM 1.    Business

(a)    General Description of Business:

Indevus is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late stage clinical development. The Company is currently developing or has certain rights to five core compounds. The names of these compounds and their intended uses are as follows: trospium for overactive bladder, pagoclone for panic and generalized anxiety disorders (“GAD”), citicoline for ischemic stroke, IP 751 (initially referred to by the Company as CT-3) for pain and inflammatory disorders, and PRO 2000 for the prevention of infection by the human immunodeficiency virus (“HIV”) and other sexually transmitted pathogens.

The Company seeks to acquire, develop and commercialize a portfolio of pharmaceutical products for a range of therapeutic indications. The key elements to Indevus’ business strategy include: 1) identifying products with broad applications and large, unsatisfied markets, 2) acquiring clinical and late pre-clinical stage compounds, including products with clinical data or market experience outside the U.S., 3) defining pathways for these compounds through the clinic and to market, 4) adding value to acquired products through clinical testing and regulatory review activities and competencies, and 5) commercializing products independently or through selective corporate partnerships that will help ensure the timely penetration of target markets. The Company’s strategy encompasses a range of products and therapeutic areas arising from a variety of partners including biopharmaceutical, regional pharmaceutical, and multi-national pharmaceutical firms, as well as academic and government institutions.

The Company’s lead product is trospium, a muscarinic receptor antagonist under development as a treatment for overactive bladder. In September 2002, the Company announced positive results from a 523-patient, Phase III clinical trial demonstrating that patients with overactive bladder treated with trospium had significantly reduced frequencies of micturition (urination) and urinary incontinence episodes compared with patients who received placebo. In addition to meeting these dual primary endpoints, the trial met all of its overactive bladder secondary endpoints, and the drug was well tolerated as evidenced by a favorable safety profile. The Company plans to file a New Drug Application (“NDA”) for trospium with the U.S. Food and Drug Administration (“FDA”) in the second quarter of 2003, contingent upon discussions with the FDA. The Company in-licensed rights to develop and commercialize trospium in the United States from Madaus AG (“Madaus”), a German pharmaceutical company. Trospium is currently marketed in Europe, where it is one of the leading treatments for overactive bladder.

A second product in advanced clinical-stage development is pagoclone, a novel GABA (gamma amino butyric acid) receptor agonist for the treatment of anxiety disorders. In June 2002, Pfizer Inc (“Pfizer”) returned to the Company exclusive, worldwide development and commercialization rights for pagoclone. To date, there have been three positive Phase II clinical trials of pagoclone, two in panic disorder conducted by Indevus and one in GAD conducted by Pfizer. Pfizer’s most recent data in two Phase II GAD trials and one Phase III panic disorder trial did not demonstrate statistically significant efficacy. The Company is pursuing a new worldwide development partnership for the commercialization of pagoclone. The Company believes the data from these six clinical trials suggest the potential of pagoclone as a novel anti-anxiety agent that lacks the sedative effects and withdrawal or rebound-anxiety symptoms seen with other agents.

Citicoline has been under development by the Company as a neuroprotective treatment for ischemic stroke. Based on the data from the Company’s three Phase III trials with citicoline, the Company believes that additional clinical testing is required before an NDA can be submitted. Two meta-analyses of clinical trials presented at the 27th International Stroke Conference in February 2002 suggest that treatment with citicoline may reduce infarct growth after stroke and reduce rates of death or disability over a long term. As a result of corporate partnering discussions following these findings, Indevus has signed a non-binding memorandum of agreement with a privately held biotechnology company to fund the further development of citicoline. The finalization of this agreement is contingent upon input from the FDA on the design and clinical endpoints of an additional large Phase III trial and the negotiation of a definitive contract.

The Company licensed exclusive, worldwide rights to IP 751, a novel anti-inflammatory and analgesic compound, in June 2002 from Atlantic Technology Ventures, Inc. (“ATV”). IP 751, a new chemical entity, is a non-psychoactive synthetic derivative of tetrahydrocannabinol (THC). The compound appears to inhibit inflammatory cytokines, particularly interleukin 1-beta and TNF-alpha. Results of a Phase II clinical trial conducted in Germany and announced in December 2002 showed that treatment with IP 751 significantly reduced neuropathic pain among 21 patients and was well tolerated, with no evidence of psychoactive properties. An initial Phase I clinical trial designed to assess the safety of IP 751 showed that it was well tolerated, with no clinically significant adverse events and no evidence of psychoactive properties. An Investigational New Drug Application (“IND”) for IP 751 has been filed with the FDA, and the Company is currently determining the optimal clinical and regulatory plan for advancing IP 751 as a therapy for pain and inflammatory disorders.

PRO 2000 is a topical microbicide in development for the prevention of the sexual transmission of HIV and other sexually-transmitted diseases (“STDs”). Government-sponsored Phase I and Phase I/II studies in both healthy and HIV-positive women have shown PRO 2000 to be well-tolerated. In February 2002, PRO 2000 was selected for a broad, five-year testing program of vaginal microbicides by an international collaboration of research groups in the United Kingdom and Africa under a grant from the U.K. Department for International Development (“DFID”). This program will include a multi-national, randomized, double-blind, placebo-controlled Phase III clinical trial. Additional clinical trials with PRO 2000 are planned to begin in 2003. These include a Phase II trial funded by the European Commission to assess its safety in approximately 100 sexually active female volunteers and a National Institute of Health (“NIH”)-sponsored Phase II/III pivotal trial to determine its safety and efficacy in blocking male to female HIV transmission intended to begin in 2003.

Under an agreement with Eli Lilly and Company (“Lilly”), the Company has received royalties on net sales through December 31, 2001 in the U.S. of Sarafem®, a treatment for premenstrual dysphoric disorder (“PMDD”), a severe form of premenstrual syndrome (“PMS”). In December 2002, the Company entered into a renegotiated licensing agreement with Lilly providing for an initial payment to the Company upon the signing of the agreement and royalty payments from Lilly to the Company based on net sales of Sarafem in the U.S. until the expiration of the Company’s patent related to Sarafem. In addition, the agreement includes other potential milestone payments to the Company from Lilly. Upon the completion of the conditional agreement announced by Galen Holdings PLC (“Galen”) in December 2002, Galen would acquire the U.S. sales and marketing rights to Sarafem from Lilly. If the conditional agreement is consummated between Lilly and Galen, any remaining milestone payments would be accelerated.

On May 30, 2001, the Company entered into the Indemnity and Release Agreement with American Home Products Corporation (subsequently Wyeth, “Wyeth”) related to product liability cases filed against the Company concerning  Redux  (the “AHP Indemnity and Release Agreement”). Redux (dexfenfluramine hydrochloride capsules) C-IV, a prescription weight loss medication, was launched by Wyeth in June 1996 and withdrawn from the market in September 1997, following which the Company has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions involving the use of Redux and other weight loss drugs.

The AHP Indemnity and Release Agreement provides for indemnification and funding by Wyeth as follows: (i) complete indemnification for plaintiffs who had as of May 30, 2001 opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension, (ii) all future legal costs related to the Company’s defense of Redux-related product liability cases, and (iii) additional insurance coverage to supplement the Company’s existing policies. In exchange, the Company agreed to dismiss its suit against Wyeth filed in January 2000, its appeal from the order approving Wyeth’s national class action settlement of diet drug claims, and its cross-claims against Wyeth related to Redux product liability legal actions. The Company believes that the provisions of this agreement, combined with the Company’s existing product liability insurance, are sufficient to address the Company’s potential remaining Redux product liability exposure.

The Company was incorporated in Delaware in March 1990. The Company’s executive offices are located at One Ledgemont Center, 99 Hayden Avenue, Lexington, Massachusetts 02421-7966.

On April 2, 2002, the Company’s shareholders approved the corporate name change from Interneuron Pharmaceuticals, Inc. to Indevus Pharmaceuticals, Inc. to reflect more accurately the Company’s mission of product acquisition on an international basis, its core expertise in product development and its evolution from a neurological focus to multiple therapeutic indications. The Company began trading on the Nasdaq Stock Market under its new symbol, IDEV, on April 3, 2002.

(b)    Financial Information about Industry Segments

The Company operates in only one business segment.

(c)    Narrative Description of Business

PRODUCTS

The following table summarizes, in order of development stage, the core products under development by the Company or to which the Company has certain rights, including product name, indication/use, regulatory status and commercial rights held by the Company with respect to each product. For a more detailed description of each product, see the product descriptions following the chart.

Product Name	Indication/Use	Regulatory Status*	Commercial Rights
Trospium	Overactive bladder	Phase III completed	U.S.

Pagoclone	Panic and Generalized Anxiety Disorders	Phase III in panic disorder; Phase II in generalized anxiety disorder	Worldwide

Citicoline	Ischemic stroke	Phase III	U.S. and Canada

IP 751	Pain/inflammation	Phase I/II	Worldwide

PRO 2000	Prevention of HIV and sexually transmitted diseases	Phase II	Worldwide

*See “Government Regulation.”

TROSPIUM

General:    Trospium is under development as a drug to treat overactive bladder, defined as urinary frequency and urgency that may be associated with urge incontinence. According to the American Foundation for Urological Disorders, an estimated 17 million Americans suffer from overactive bladder, and approximately 85 percent of these are women. According to the SCRIP Report dated September 2000, only 20 percent of overactive bladder patients are currently treated with pharmacotherapy. Economic costs related to diagnosis and treatment of overactive bladder are estimated to exceed $26 billion, as stated in the Journal of the American Medical Association report on December 16, 1998.

Trospium belongs to the anticholinergic class of compounds and binds specifically to the muscarinic receptors. These compounds relax smooth muscle, or detrusor, tissue in the bladder, thus decreasing bladder contractions. Overactive or unstable detrusor muscle function is believed to be the cause of overactive bladder. Trospium is currently marketed in most European countries.

Current treatments for overactive bladder include compounds in the same class as trospium, such as Detrol LA™ (tolterodine) and Ditropan XL™ (oxybutynin). In contrast to trospium, these drugs are lipophilic and have been shown to cross the blood-brain barrier. Based on the hydrophilic nature of trospium and pre-clinical and clinical findings to date, the Company believes that trospium does not cross the blood-brain barrier, thereby possibly avoiding central nervous system side effects. In addition, at therapeutic concentrations trospium is not an inhibitor of specific enzymes in the Cytochrome P450 system, a metabolic pathway commonly associated with drug-drug interactions. Furthermore, trospium is excreted largely unchanged in the urine. Finally, clinical data have shown that patients treated with trospium have a relatively low rate of dry mouth, and the degree of dry mouth they do experience is well tolerated.

Development Program:    In September 2002, the Company announced that a 523-patient, double-blind, placebo-controlled Phase III clinical trial with trospium met both of its primary endpoints, achieving significantly reduced frequencies of micturition (p≤0.01) and urinary incontinence episodes (p≤0.01) among patients treated with trospium compared with patients who received placebo. In addition, the trial met all overactive bladder secondary endpoints, including but not limited to, urgency, increased bladder capacity (volume voided) and quality of life. The drug was also well tolerated, as evidenced by a favorable safety profile. The incidence of dry mouth and other adverse events observed in this trial suggests a product profile for trospium that will make it competitive in the marketplace. Over 400 patients from this trial entered an ongoing nine-month open label extension of the study. The Company plans to submit complete, detailed results from this trial to a peer-reviewed journal with the key objective of publication in 2003. Prior to its Phase III trial, the Company successfully completed an electrocardiographic study recommended by the FDA for drugs in the pharmacological class of trospium.

Based on the results of its Phase III trial, Indevus plans to file an NDA for trospium with the FDA that will include the European clinical trial database during the second quarter of 2003, contingent upon discussions with the FDA regarding stability testing and manufacturing issues. The Company is working with Madaus to achieve compliance with U.S. current Good Manufacturing Practices (“cGMP”) standards in anticipation of a future FDA inspection of their German manufacturing plant. Madaus currently manufactures trospium for the European market to current European manufacturing standards. See “Risk Factors—We will depend on the success of trospium” and “—We will rely on third parties to commercialize and manufacture our products.”

The clinical database for trospium trials encompasses over 2,300 patients in 32 clinical trials, of which twelve are double-blind, controlled studies, including nine double-blind, placebo-controlled studies, and three are active-controlled trials. Based upon previous discussions with the FDA, the Company believes that, in combination with existing efficacy and safety data on trospium, its recently concluded, successful Phase III trial is sufficient for submission of the NDA. See “Risk Factors—We will rely on the favorable outcome of clinical trials of our products.”

The Company has exclusive U.S. commercialization rights to trospium in the U.S. and is currently evaluating commercialization opportunities for the drug. See “Risk Factors—We will rely on third parties to commercialize and manufacture our products.”

Licensing and Proprietary Rights:    In November 1999, the Company licensed exclusive U.S. rights from Madaus to market trospium (the “Madaus Agreement”). In exchange, the Company agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. Indevus is responsible for all clinical development and regulatory activities and costs related to the compound and for manufacturing and marketing the compound in the U.S. There are no existing U.S. patents covering the use of orally-administered trospium to treat overactive bladder. The Company expects to rely on the provisions of the Drug Price Competition and Patent Term Restoration Act of 1984 (“Waxman-Hatch Act”) to obtain a period of market exclusivity in the U.S., if the FDA approves trospium in the U.S. for the intended indication. The Company intends to seek additional patent protection for trospium through the development of a once-a-day formulation of the drug. The Madaus Agreement includes a license of the know-how relating to the European clinical trials of trospium. See “Agreements,” “Patents and Proprietary Rights,” and “Government Regulation.”

Madaus Development:    The current clinical database for trospium includes over 2,300 subjects and patients (over 1,700 treated with active drug). The database comprises two double-blind, placebo-controlled dose-ranging studies, seven double-blind, placebo-controlled studies, one of which included an active-controlled treatment arm, and several comparative trials, one of which was a long-term comparative 52-week study on safety, tolerability, and efficacy. Many of these studies assessed the relative efficacy of trospium on urodynamic measurements such as bladder capacity and compliance, maximum detrusor pressure, and residual urine, in addition to micturition frequency diary data. In addition to this clinical database, over 10,000 patients have been followed in post-marketing trials. To supplement the clinical database, Indevus will also utilize Madaus’ extensive pharmacology, toxicology and pharmacokinetic studies, including acute, sub-acute, chronic, carcinogenicity, genotoxicity, and reproduction studies, as well as numerous pre-clinical and clinical biopharmaceutical studies.

Madaus has conducted several trials comparing the safety and efficacy of trospium with its two principal competitors in Europe, tolterodine and oxybutynin. A double-blind, randomized efficacy trial, testing trospium and oxybutynin, was conducted with 358 patients, 268 of whom were treated with trospium (20 mg twice a day) and 90 with oxybutynin (5 mg twice a day) over a 52-week period. Hofner et al. (Neurourol Urodyn 19, 2000, 487-88) reported that there was no significant difference between trospium and oxybutynin in the reduction in micturitions and urge incontinence episodes. Among key safety measures, trospium had a statistically and clinically significantly lower incidence of dry mouth (p<0.01) than oxybutynin.

A second double-blind, placebo-controlled randomized efficacy trial, testing trospium and tolterodine, was conducted with 187 patients, 57 of whom were treated with trospium (20 mg twice a day), 63 with tolterodine

(2 mg twice a day) and 60 with placebo over a three-week period. Junemann et al. (Neurourol Urodyn 19, 2000, 488-90) reported that trospium-treated patients experienced a statistically significant (p<0.01) reduction in micturitions compared with placebo-treated patients, whereas the reduction in micturitions among tolterodine-treated patients failed to reach statistical significance over placebo patients. There was no statistically significant difference in side effects between trospium patients and tolterodine patients.

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

Pfizer Agreement:    In December 1999, the Company entered into an agreement with Pfizer, subsequently amended, under which the Company licensed to Pfizer exclusive, worldwide rights to develop and commercialize pagoclone (the “Pfizer Agreement”). Under the Pfizer Agreement, the Company received $16,750,000, including an up-front payment of $13,750,000, and was entitled to receive up to an additional $62,000,000 in payments contingent upon the achievement of clinical and regulatory milestones, as well as royalties on net sales. In addition, under the Pfizer Agreement, Pfizer was responsible for conducting and funding all clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis. See “Agreements.”

In June 2002, Pfizer informed the Company of the results of its most recent clinical trials with pagoclone in GAD and panic disorder, which did not achieve the level of efficacy established in previous trials. Accordingly, Pfizer elected not to pursue further development of the compound and returned to the Company exclusive, worldwide development and commercialization rights to pagoclone. The Company is therefore seeking a corporate partnership to conduct the further clinical development, regulatory review and commercialization of pagoclone.

Development Program:    To date, a total of six clinical trials have been conducted with pagoclone in generalized anxiety disorder and panic disorder, including three positive Phase II clinical trials, two in panic disorder conducted by Indevus and one in generalized anxiety disorder conducted by Pfizer. Pfizer’s most recent data in two Phase II generalized anxiety disorder trials and one Phase III panic disorder trial did not show statistically significant efficacy. As demonstrated in previous clinical trials, pagoclone was well tolerated in these latest trials, with no significant differences from placebo with respect to adverse events, including sedation and withdrawal effects. The Company believes that the complete data package from these six trials, combined with extensive clinical pharmacology, manufacturing process and commercial formulation work completed to date, suggest the potential of pagoclone as a novel anti-anxiety agent which lacks the sedative effects and withdrawal or rebound-anxiety symptoms seen with existing classes of such agents.

Phase II Clinical Trial:    In December 2001, Pfizer reported that patients treated with pagoclone experienced a statistically significant improvement in symptoms of GAD, compared to patients treated with placebo. In addition, pagoclone was well tolerated, with no difference from placebo in sedation and no evidence of withdrawal effects.

The six-week clinical trial conducted by Pfizer among 200 patients involved a flexible dose regimen ranging from 0.3 milligrams of pagoclone per day to 1.2 milligrams per day. Entry criteria for patients included Hamilton Anxiety Scale (HAM-A) scores of 20 or higher. Pagoclone patients had a mean 2.3 point lower HAM-A score than placebo patients at week three (p=.033), a mean 3.3 point lower score at week four (p=.006) and a mean 3.2 point lower score at week six (p=.012). At week six, the mean reduction in HAM-A score among pagoclone patients was 11.7 versus 8.5 for placebo. With respect to side effects, there were no statistically significant differences between pagoclone-treated and placebo-treated patients in sleepiness, as measured by the Stanford Sleepiness Scale, and in withdrawal symptoms, as measured by the Rickel’s Withdrawal Symptom Checklist. In addition, there were no serious clinical or laboratory adverse events among patients treated with pagoclone.

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

Licensing and Proprietary Rights:    In February 1994, the Company licensed from Rhône-Poulenc Rorer, S.A., now Aventis, S.A. (“Aventis”) exclusive, worldwide rights to pagoclone, subject to Aventis’ option to obtain a sublicense in France, in exchange for license fees, milestone payments and royalties based on net sales. In August 2002, Aventis declined to exercise a contractual option to continue the development of pagoclone. A composition of matter patent and several process patents for pagoclone have issued in the U.S. and Europe. See “Agreements” and “Patents and Proprietary Rights.”

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

Two meta-analyses of clinical trials, including trials conducted by other companies and researchers abroad and trials conducted in the U.S. by Indevus, were presented at the 27th International Stroke Conference in February 2002. These meta-analyses suggest that treatment with citicoline may reduce infarct growth after stroke and reduce rates of death or disability over a long term.

The first of these studies analyzed seven controlled trials enrolling 1,963 patients who received oral or intravenous citicoline at doses ranging from 500 to 2000 milligrams daily and showed that treatment with citicoline was associated with a significant reduction in rates of death or disability at long-term follow-up. On a combined basis across these trials, 54.6 percent of citicoline patients experienced death or disability, compared with 66.4 percent of placebo patients, p<0.00001.

The second of these studies analyzed data regarding infarct growth following stroke from two clinical trials in a total of 214 patients. Doses of 500 milligrams/day and 2000 milligrams/day were used in these trials. The mean volume increase in infarct size was 84.7 percent for the placebo group, 34.0 percent for the 500 milligram group and 1.8 percent for the 2000 milligram group, p=0.015.

Following these meta-analyses, the Company has signed a non-binding memorandum of agreement with a privately held biotechnology company to fund the further development of citicoline. The finalization of this agreement is contingent upon input from the FDA on the design and clinical endpoints of an additional large Phase III trial and the negotiation of a definitive contract.

Regulatory Review:    The Company had submitted an NDA for citicoline to the FDA in December 1997. Data in the NDA included the results of two Phase III clinical trials conducted by the Company in the U.S., a Japanese Phase III clinical trial conducted by Takeda Chemical Industries Ltd. (“Takeda”) and supportive clinical and post-marketing data from more than 30 countries where citicoline has already been approved. The NDA was accepted for filing and was assigned priority and fast-track review status. However, based on the results of a subsequent 100-patient Phase III trial which failed to meet its primary endpoint of reducing infarct size among patients taking citicoline versus those taking placebo, the Company withdrew its NDA in April 1998.

Takeda Agreement:    In December 1999, the Company entered into an agreement, subsequently amended, with Takeda (the “Takeda Agreement”) under which the Company licensed to Takeda exclusive rights to commercialize citicoline in the U.S. and Canada. Under the Takeda Agreement, the Company received $13,000,000 in licensing and other payments and was entitled to receive up to $60,000,000 in payments contingent upon the achievement of regulatory milestones, as well as royalties on net sales. Following analysis of a Phase III trial completed in early 2000, Takeda notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. The Company reacquired all rights to the compound.

Licensing and Proprietary Rights:    In January 1993, the Company licensed from Ferrer Internacional, S.A. (“Ferrer”) exclusive marketing and manufacturing rights based on certain patent rights relating to the use of citicoline, including certain patent and know-how rights in the U.S. and know-how rights in Canada, in exchange for royalties based on sales (the “Ferrer Agreement”). In June 1998, the Ferrer Agreement was amended to extend to January 31, 2002 the date upon which Ferrer may terminate the Ferrer Agreement if FDA approval of citicoline is not obtained. The Ferrer Agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and that such approval has not been obtained for reasons beyond the Company’s control. The Company has been providing such information to Ferrer, and the Ferrer Agreement is currently extended to January 31, 2003 and is expected to be extended beyond such date.

The Company has licensed both know-how and a use patent from Ferrer related to citicoline. In addition, a U.S. composition of matter patent for a “hyperhydrated” form of citicoline and three U.S. use patents have been issued to the Company. In addition to these proprietary rights, the Company anticipates that citicoline would be entitled to market exclusivity under Waxman-Hatch Act.

IP 751

General:    IP 751, initially referred to by the Company as CT-3, is a non-psychoactive synthetic derivative of tetrahydrocannabinol (THC) in early clinical development to treat pain and inflammatory disorders. An analgesic and anti-inflammatory compound, IP 751 appears to suppress inflammatory cytokines, including TNF-alpha and IL-beta, and the COX-2 enzyme, which are implicated in pain and inflammation. Unlike most available non-steroidal anti-inflammatory agents (NSAIDS), in pre-clinical studies IP 751 does not appear to produce gastrointestinal ulceration. The Company believes IP 751 has a broad potential to treat painful inflammatory conditions such as arthritis, post-operative pain, musculoskeletal injuries, headache and neuropathic pain.

Development Program:    In December 2002, the Company announced results of a Phase II clinical trial showing that patients treated with IP 751 experienced a significant reduction in neuropathic pain. Investigators at the Hannover Medical School in Hannover, Germany reported that patients experienced significantly less pain when treated with IP 751 compared with placebo during the two-week, crossover design trial among 21 patients. In addition, the drug was well tolerated, with no evidence of psychoactive properties.

Patients in this trial had chronic pain syndromes as a result of previous spinal or peripheral nerve injuries, despite the continuation of standard pain medications. For inclusion in the trial, they had to have experienced pain for at least six months, although the average duration of their pain syndromes was greater than ten years.

Patients were randomized to two 7-day treatment periods in a crossover design. They received one of two doses of IP 751 (20 milligrams or 40 milligrams) or placebo twice a day during the first week, then were switched to the other regimen during the second week. The degree of pain, as shown by visual analog scores (VAS) decreased significantly during treatment periods (p<0.05). Based on these results, Indevus is currently determining the optimal clinical and regulatory plan for advancing IP 751 as a therapy for pain and inflammatory disorders.

Pre-clinical development of IP 751 has demonstrated that it is active in multiple pre-clinical models of pain and inflammation, including multiple sclerosis and the cutaneous inflammation associated with exposure to the chemical warfare blister agent sulfur mustard. An IND for IP 751 has been filed with the FDA, and an initial Phase I clinical trial designed to assess its safety showed that it was well tolerated, with no clinically significant adverse events and no evidence of psychotropic activity. See “Risk Factors—Our products are early stage and may not be successful or achieve market acceptance.”

Licensing and Proprietary Rights:    The Company licensed exclusive, worldwide rights to IP 751 from ATV in June 2002, in exchange for an up-front licensing payment, development milestones and royalty payments (the “ATV Agreement”). The Company is responsible for the clinical development, regulatory activities and commercialization of this compound. The Company holds an exclusive license to all intellectual property relating to IP 751, including patents and patent applications covering the composition of matter, formulations and uses.

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

The Company believes that PRO 2000’s use as a topical microbicide is based upon its ability to block infection by HIV and other sexually transmitted disease pathogens by preventing their attachment and entry into cells. Laboratory studies have shown that the drug is active against HIV, herpes simplex virus, chlamydia and the bacteria that cause gonorrhea. Moreover, in government-sponsored tests, vaginally applied PRO 2000 was shown to be efficacious in a mouse model for genital herpes infection and a monkey model for vaginal HIV infection. The product is also highly stable, odorless and virtually colorless. PRO 2000 differs significantly from nonoxynol-9-containing spermicides, which have failed to provide protection against HIV infection in previous human clinical trials.

Development Program:    A number of pre-clinical and early clinical studies with PRO 2000 have been completed under the sponsorship of government agencies and research organizations in the U.S. and Europe. Following the completion of these studies, a number of additional clinical trials are ongoing or planned. These include a Phase II clinical trial in Africa funded by the European Commission and scheduled to begin in early 2003. This trial will assess the safety of PRO 2000 in approximately 100 sexually active female volunteers. In addition, an NIH-sponsored Phase II/III pivotal trial to determine the safety and efficacy of PRO 2000 in blocking male to female HIV transmission is planned to begin in 2003 in Africa and India. The study is expected to involve approximately 10,000 HIV-uninfected women at risk for acquiring HIV by virtue of living in countries where the risk of such infection is high. See “Risk Factors—We rely on the favorable outcome of clinical trials of our products.”

An international collaboration of research groups in the United Kingdom and Africa was awarded a grant of approximately $22.7 million from the U.K.’s DFID in February 2002 to test the safety and efficacy of vaginal microbicides, including PRO 2000. The Clinical Trials Unit of the Medical Research Council (“MRC”) and Imperial College in London will coordinate the program, which will involve researchers in South Africa, Uganda, Tanzania, Cameroon and Zambia. The DFID grant will support a broad, five-year program that will include a multi-national, randomized, double-blind, placebo-controlled Phase III clinical trial of candidate microbicides.

In October 2000, dosing and follow-up for a Phase I/II clinical trial of PRO 2000 was completed by the NIH at sites in the U.S. and South Africa. This study was designed to assess safety and acceptability in healthy, sexually active women and HIV-infected, sexually abstinent women. The results were presented at the International Congress of Sexually Transmitted Infections in June 2001 (Mayer et al., The Safety and Tolerability of PRO 2000 Gel, a Novel Topical Microbicide, in Sexually Active HIV- and Abstinent HIV+ Women). No serious side effects were reported, and the investigators concluded that PRO 2000 was safe and well tolerated in both groups of women. Previous Phase I studies conducted in Europe with support from the Medical Research Council of the United Kingdom showed a promising safety and acceptability profile for the drug in healthy, sexually abstinent women. Other Phase I studies, to evaluate the safety of male exposure to PRO 2000, showed that it was safe and well tolerated.

In September 2001, the Company was awarded a grant by the Contraceptive Research and Development (“CONRAD”) Program under its Global Microbicide Project to support two toxicity studies performed by the Company with PRO 2000.

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

Licensing and Proprietary Rights:    In June 2000, the Company licensed exclusive, worldwide rights to develop and market PRO 2000 from HeavenlyDoor.com, Inc., formerly Procept, Inc. (“HDCI”), in exchange for an up-front payment, as well as potential future milestone payments and royalties on net sales. The Company is responsible for all remaining development and commercialization activities for PRO 2000. The Company holds an exclusive license to all intellectual property relating to PRO 2000, including four issued U.S. patents: one covering the composition of matter, two covering the use of PRO 2000 to prevent or treat HIV infection, and one covering the use of PRO 2000 to prevent pregnancy. A similar contraception patent has also issued in South Africa. Composition and use claims are under review in several other territories, including Europe, Canada, and Japan. See “Agreements” and “Patents and Proprietary Rights.”

OTHER PRODUCTS

Dersalazine

General:    Dersalazine is a compound for the treatment of inflammatory bowel disease (“IBD”), which includes ulcerative colitis and Crohn’s disease. IBD results from an abnormal immune system response to stimuli in the digestive tract. Several types of cells, cytokines and other mediators are involved in the inflammatory cascade initiated by the exacerbated immune response. Interfering with or halting multiple stages of the inflammatory cascade may provide an effective therapeutic approach to IBD. Ulcerative colitis is a chronic disease that primarily affects the colon and causes inflammation in the upper layers of the large intestine, while Crohn’s disease usually occurs in the small intestine and causes inflammation deeper within the wall of the intestine. Up to one million people in the U.S. (Journal of the American Medical Association, February 7, 2001) and two million worldwide (Pharmaprojects 2001) suffer from these diseases. Fifty percent of these are affected by ulcerative colitis and 50 percent by Crohn’s disease (MEDACorp Survey, 2001).

Dersalazine is a new chemical entity combining a novel potent anti-inflammatory agent that inhibits key interleukin cytokines and acts as a PAF (platelet activating factor) antagonist with a well-known anti-inflammatory agent, 5-ASA (5-aminosalicylic acid). The chemical cleavage of dersalazine by bacteria in the colon releases these two active components.

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

Development Program:    The Company recently completed a multi-dose Phase I trial in Europe. The Company does not believe that the trial met all of its objectives and is currently in discussions with its partner,  J. Uriach & Cia., S.A. (“Uriach”), on whether or not the Company will participate in future clinical trials.

Licensing and Proprietary Rights:    In September 2001, the Company acquired worldwide marketing rights to dersalazine from Uriach in exchange for an up-front licensing payment, development milestones and royalty payments. Indevus is responsible for the clinical development, regulatory activities and commercialization of dersalazine. The patents licensed by the Company from Uriach cover compositions and processes for manufacturing dersalazine and the cytokine inhibiting portion of the molecule following bacterial cleavage. See “Agreements” and “Patents and Proprietary Rights.”

SUBSIDIARIES

In July 1999, the Company reduced its ownership of Incara Pharmaceuticals, Inc. (“Incara”) and increased its ownership interest in CPEC LLC, previously a majority-owned subsidiary of Incara. InterNutria, Inc., a majority-owned subsidiary of the Company, discontinued operations in September 1998. (See Note N of Notes to Consolidated Financial Statements.)

MANUFACTURING AND MARKETING

General:    The Company’s ability to conduct clinical trials on a timely basis, to obtain regulatory approvals and to commercialize its products will depend in part upon its ability to manufacture its products, either directly or through third parties, at a competitive cost and in accordance with applicable FDA and other regulatory requirements, including cGMP regulations. The Company has no manufacturing facilities and limited marketing capabilities. In general, the Company intends to seek to contract with third parties to manufacture and market products.

Development Strategy:    The Company believes it does not have sufficient funds to complete regulatory testing of any products under development, other than trospium, or to commercialize any of its products. In general, the Company intends to seek corporate collaborations in which a third party assumes responsibility and funding for drug development, manufacturing and marketing or to obtain additional financing to fund such development.

To the extent the Company enters into collaborative arrangements with pharmaceutical and other companies for the manufacturing or marketing of products, these collaborators are generally expected to be responsible for funding or reimbursing the Company all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances, and for commercial-scale manufacturing and marketing. These collaborators are expected to be granted exclusive or semi-exclusive rights to sell specific products in exchange for license fees, milestone payments, royalties, equity investments or other financial consideration. Accordingly, the Company will be dependent on such third parties for the manufacturing and marketing of products subject to the collaboration. There can be no assurance the Company will be able to obtain or retain third-party manufacturing and marketing collaborations on acceptable terms, or at all, which may delay or prevent the commercialization of products under development. Such collaborative arrangements could result in lower revenues and profit margins than if the Company marketed a product itself. In the event the Company determines to establish its own manufacturing or marketing capabilities, it would require substantial additional funds. See “Risk Factors—We will rely on third parties to commercialize and manufacture our products,” “—Our failure to acquire and develop additional product candidates will impair our ability to grow,” and “—We need additional funds in the future.”

Trospium:    Under the Madaus Agreement, the Company is responsible for all clinical development, regulatory activities and costs related to trospium in the U.S., as well as the commercialization and marketing of trospium in the U.S. either independently or through marketing partners. The Company anticipates that Madaus will manufacture the product for commercial use, provided that it can deliver acceptable product to satisfy the U.S. regulatory and market requirements. The Company believes that Madaus’ manufacturing facility does not currently meet cGMP requirements. Although Madaus is endeavoring to bring its manufacturing facility into compliance with cGMP, failure to do so in a timely manner could cause a material delay in the NDA submission, FDA approval, if any, and commercialization of trospium. While the Company may seek a second manufacturing source for trospium if Madaus is unable to meet all regulatory requirements or to provide the necessary quantities of trospium in a timely manner, this could also cause a material delay in the NDA submission, FDA approval, if any, and commercialization of trospium.

Pagoclone:    Following the termination of the Pfizer Agreement (See “Agreements – Pagoclone”), the Company is responsible for the manufacturing and marketing of pagoclone, either independently or through a corporate partner.

Citicoline:    The Company will be dependent upon third party suppliers of citicoline bulk compound, finished product and packaging for manufacturing and would be dependent on third parties for the marketing and distribution of citicoline. Supplies of citicoline finished product used for clinical purposes have been produced on a contract basis by third party manufacturers. The Ferrer Agreement requires the purchase from Ferrer of citicoline bulk compound for commercial purposes. If such conditions permit the purchase of bulk compound from a third party, the Company entered into an agreement with a manufacturer to supply citicoline bulk compound for commercial purposes.

IP 751:     Under the ATV Agreement, the Company is responsible for the clinical development, regulatory review activities, manufacturing and marketing of this compound, either independently or through a corporate partner.

PRO 2000: The Company is responsible for providing adequate amounts of PRO 2000 for use in government-sponsored clinical trials. The Company will be dependent upon third-party contractors for the manufacture and delivery of these supplies. The Company intends to seek a partner for commercial manufacture, marketing and distribution of the product.

Dersalazine:    Under its agreement with Uriach, the Company anticipates that Uriach will manufacture dersalazine through the completion of Phase II clinical testing. Prior to the end of Phase II clinical trials, the Company and Uriach shall jointly decide whether Uriach will manufacture dersalazine for additional clinical trials and for commercial use. The Company is currently in discussions with Uriach on whether or not it will participate in future clinical trials.

COMPETITION

General:    The pharmaceutical industry is characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical companies and specialized biotechnology companies, are engaged in marketing or development of products and therapies similar to those being pursued by the Company. Many of the Company’s competitors have substantially greater financial and other resources, larger research and development staffs and significantly greater experience in conducting clinical trials and other regulatory approval procedures, as well as in manufacturing and marketing pharmaceutical products, than the Company. In the event the Company or its licensees market any products, they will compete with companies with well-established distribution networks and market position. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in the Company’s competitors.

There can be no assurance that currently marketed products, or products under development or introduced by others, will not adversely affect sales of any products developed by the Company, render the Company’s products or potential products obsolete or uneconomical, or result in treatments or cures superior to any therapy developed by the Company, or that any therapy developed by the Company will be preferred to any existing or newly developed products or technologies. Other companies may succeed in developing and commercializing competing products earlier than the Company or products which are safer and more effective than those under development by the Company. Advances in current treatment methods may also adversely affect the market for such products. The approval and introduction of therapeutic or other products that compete with products being developed by the Company could also adversely affect the Company’s ability to attract and maintain patients in clinical trials for the same indication or otherwise to complete its clinical trials successfully or on a timely basis. Further, certain of Indevus’ agreements eliminate or provide for reduced royalties in the event of generic competition.

Colleges, universities, governmental agencies and other public and private research organizations continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed, some of which may be directly competitive with that of the Company. In addition, these institutions may compete with the Company in recruiting qualified scientific personnel. The Company expects technological developments in its fields of product development to occur at a rapid rate and expects competition to intensify as advances in these fields are made. See “Risk Factors—Our products may be unable to compete successfully with other products.”

Trospium:    Current therapy for overactive bladder includes anticholinergics, such as Detrol and Detrol LA by Pharmacia Corporation and Ditropan XL by Johnson & Johnson, Inc. Watson Pharmaceuticals has re-submitted their NDA for the oxybutynin patch, Oxytrol® Patch. The Company is aware of other companies evaluating specific antimuscaranics and antispasmodics in pre-clinical and clinical development for overactive bladder, including solifenacin by Yamanouchi Pharma America, for which an NDA is expected to be filed in the first quarter of 2003, and darifenacin by Pfizer, also expected to file in the first half of 2003.

Pagoclone:    Current pharmacological treatments for anxiety and panic disorders generally include benzodiazepines, such as Valium and Xanax, serotonin agonists such as BuSpar, and selective serotonin reuptake inhibitors such as Paxil, Zoloft, Prozac, and Effexor. Traditional side effects seen with these classes of anti-anxiety drugs include sedation, lack of mental acuity, withdrawal and rebound anxiety related to the benzodiazepine class of drugs, and agitation, insomnia and sexual dysfunction related to serotonin reuptake inhibitors. The Company is aware of competitors which market certain prescription drugs for indications other than anxiety and which are planning to seek an expansion of labeling to include anxiety as an indication. In addition, the Company is aware that other companies are developing compounds for anxiety that are in pre-clinical or clinical development.

Citicoline:    Activase, marketed by Genentech, Inc., is the first and only therapy to be approved for the management of stroke. A genetically engineered version of naturally occurring tissue plasminogen activator (t-PA), Activase is indicated for the treatment of acute ischemic stroke within three hours of symptom onset. Although t-PA improves clinical outcome, intracranial hemorrhage, a serious side effect, occurs in six percent of the t-PA-treated patients. Several other companies have later stage programs in stroke treatment including Ancrod (Arvin, BASF/Abbott/Knoll), Pro-urokinase (PROACT, Abbott), and BAY-x-3702 (Repinotan, Bayer).

However, to date, none of these has shown unequivocal safety and efficacy in pivotal trials. Further, each of these competing compounds under development exhibits a relatively short therapeutic window and potentially dose-limiting toxicity. A number of additional compounds have produced unsatisfactory results in pivotal studies, and have been terminated or are likely to have their development discontinued. Based on existing clinical data on citicoline, the Company believes that citicoline may be an attractive post-stroke therapy, particularly in patients with moderate to severe strokes, due to its potentially broader, 24-hour post-stroke therapeutic window and that it may be used as combination therapy with other compounds in development or on the market.

IP 751:    A variety of treatments are currently prescribed for pain and inflammatory disorders, including opioids, NSAIDs (non-steroidal anti-inflammatories) / COX-II inhibitors and combinations of these drugs. The most prevalent types of pain are related to the back, post-operative recovery, osteoarthritis, diabetic neuropathy, rheumatoid arthritis and cancer. NSAIDs, the global leaders in pain treatment, include Celebrex, co-promoted by Pfizer and Pharmacia, Vioxx, marketed by Merck, and Bextra, co-promoted by Pfizer and Pharmacia. The principal marketed opioids include oxycontin and morphine. A key unmet need in the area of pain management is the reduction of side effects experienced with existing treatments, including gastrointestinal bleeding, ulceration, cardiovascular effects, tolerance and physical or psychological dependence. Unlike most available NSAIDS, in pre-clinical studies IP 751 does not appear to produce gastrointestinal ulceration.

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

Dersalazine:    Various formulations of 5-ASA, which has long been used to treat IBD, are available as oral preparations, suppositories and enemas. Often used as first-line therapy for IBD, they include Asacol® (mesalamine) tablets, Dipentum (olsalazine) capsules, Pentasa® (mesalamine) capsules and Colazal® (balsalazide) capsules. Corticosteroid therapy, such as prednisone or hydrocortisone, is given when the 5-ASA products cannot control inflammation and usually reserved for short-term use in moderate or severe cases. If the patient does not respond to these treatments, anti-immune therapy is an option. This therapy utilizes drugs that suppress the body’s ability to make antibodies against the disease and includes azathioprine and 6-mercaptopurine. Investigational therapies include metronidazole, other antibiotics and immunosuppressive agents, and monoclonal antibodies. A significant percentage of those with ulcerative colitis and Crohn’s disease will eventually require surgery. New treatment options that induce and maintain remissions, minimize side effects and improve quality of life are needed.

AGREEMENTS

Trospium:    In November 1999, the Company entered into the Madaus Agreement under which it licensed from Madaus exclusive U.S. rights to develop and market trospium, an orally-administered prescription drug product currently marketed as a treatment for overactive bladder in Europe. In exchange, the Company has agreed to pay Madaus potential regulatory milestone, royalty and sales milestone payments. Indevus is responsible for all clinical development and regulatory activities and costs related to the compound in the United States. Pursuant to the Madaus Agreement, Madaus is required to manufacture the product, provided certain conditions are met.

Pagoclone:    In December 1999, the Company entered into the Pfizer Agreement, under which the Company licensed to Pfizer exclusive, worldwide rights to develop and commercialize pagoclone.Under the Pfizer Agreement the Company received $16,750,000, including an up-front payment of $13,750,000, and was entitled to receive up to an additional $62,000,000 in payments contingent upon the achievement of clinical and regulatory milestones, as well as royalties on net sales. Under the Pfizer Agreement, Pfizer was responsible for conducting and funding all further clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis. In June 2002, Pfizer informed the Company of the results of its most recent clinical trials with pagoclone in generalized anxiety disorder and panic disorder, which did not achieve the level of efficacy established in previous trials. Accordingly, Pfizer elected not to pursue further development of the compound and returned to the Company exclusive, worldwide development and commercialization rights to pagoclone. In August 2002, Aventis, licensor of pagoclone to the Company, declined to exercise its contractual option to develop pagoclone. As a result, the Company is seeking a new worldwide development partnership for the commercialization of pagoclone.

In February 1994, the Company licensed from Aventis exclusive, worldwide rights for the manufacture, use and sale of pagoclone under patent rights and know-how related to the drug, except that Indevus granted Aventis an option to sublicense from Indevus, under certain conditions, rights to market pagoclone in France. In exchange, the Company paid Aventis a license fee and agreed to make milestone payments based on clinical and regulatory developments, and to pay royalties based on net sales or, if sublicensed by the Company, the Company would pay to Aventis a portion of receipts from the sublicensee in lieu of milestone and royalty payments. The Company is responsible for all costs of developing, manufacturing, and marketing pagoclone.

Citicoline:    In December 1999, the Company entered into the Takeda Agreement under which the Company licensed to Takeda exclusive rights to commercialize citicoline in the U.S. and Canada. Under the Takeda Agreement, the Company received $13,000,000 in licensing and other payments, and was entitled to receive up to $60,000,000 in payments contingent upon the achievement of regulatory milestones in the U.S. and Canada, as well as royalties on net sales. In December 2000, Takeda notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. Therefore, the Company has reacquired all rights to this compound. Indevus has signed a non-binding memorandum of agreement with a privately held biotechnology company to fund further development of citicoline. The finalization of this agreement is contingent upon input from the FDA on the design and clinical endpoints of an additional large Phase III trial and the negotiation of a definitive contract.

In January 1993, the Company entered into the Ferrer Agreement, subsequently amended, granting the Company the exclusive right to make, use and sell any products or processes developed under patent rights relating to certain uses of citicoline in exchange for an up-front license fee and royalties based on sales. The Company’s license includes patent and know-how rights in the U.S. and know-how rights in Canada, and is for a period co-extensive with Ferrer’s license from the Massachusetts Institute of Technology (“MIT”). The Ferrer Agreement provides that Ferrer may terminate the agreement under certain circumstances, including the insolvency or bankruptcy of Indevus, in the event more than 50% of the ownership of Indevus is transferred to a non-affiliated third party or in the event FDA approval of citicoline is not obtained by January 31, 2002. The Ferrer Agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company’s control. The Company has been providing such information to Ferrer and the Ferrer Agreement is currently extended to January 31, 2003 and is expected to be extended beyond such date. The Ferrer Agreement requires Indevus to use diligent efforts to obtain regulatory approval.

In June 1998, the Company licensed to Ferrer worldwide rights, except in the U.S. and Canada, to the Company’s patent relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In exchange, the Company will be entitled to royalties from Ferrer on certain exports to, and sales of, the solid oral form of citicoline in certain countries upon its approval in each country. See “Patents and Proprietary Rights—Citicoline.”

IP 751:    The Company licensed exclusive, worldwide rights to IP 751 from ATV in July 2002, in exchange for an up-front licensing payment, development milestones and royalty payments. The Company is responsible for the clinical development, regulatory review activities and commercialization of this compound. A director of the Company is a shareholder of ATV, and the transaction was approved by all of the disinterested directors of Indevus.

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

Dersalazine:    In September 2001, the Company acquired worldwide rights to dersalazine from Uriach, in exchange for an up-front licensing payment, and potential development milestone and royalty payments. The Company is responsible for the clinical development, regulatory activities and commercialization of dersalazine. Under this agreement, the Company anticipates that Uriach will manufacture dersalazine through the completion of Phase II clinical testing. Uriach retains an option to co-market the product in Spain.

Sarafem:    In June 1997, the Company entered into the Lilly Agreement, under which it sublicensed to Lilly exclusive, worldwide rights under an MIT patent that was licensed exclusively by MIT to the Company and which is directed to the use of fluoxetine to treat certain conditions and symptoms associated with PMS (the “Lilly Agreement”). In July 2000, Lilly received approval for fluoxetine to treat PMDD and is marketing the drug under the trade name Sarafem. Lilly’s composition of matter patent on fluoxetine expired in July 2001. The Lilly Agreement provided for milestone payments and royalties based on net sales of fluoxetine attributable to the approved indication in the U.S. up to an annual maximum limit. In December 2002, the Company entered into a renegotiated licensing agreement with Lilly providing for an initial payment to the Company upon the signing of the agreement and royalty payments from Lilly to the Company based on net sales of Sarafem in the U.S. from October 1, 2002 until the expiration of the Company’s patent related to Sarafem. In addition, the agreement includes other potential milestone payments to the Company from Lilly. Upon the completion of the conditional agreement announced by Galen in December 2002, Galen would acquire the U.S. sales and marketing rights to Sarafem from Lilly. If the conditional agreement is consummated between Lilly and Galen, any remaining milestone payments to Indevus from Lilly would be accelerated. MIT is entitled to a portion of all payments, including royalties, made to Indevus by Lilly.

Redux Agreements (See Redux Withdrawal and Item 3. Legal Proceedings)

AHP Indemnity and Release Agreement:    In May 2001, the Company entered into an agreement with Wyeth pursuant to which Wyeth agreed to indemnify the Company against certain classes of product liability cases filed against the Company related to Redux (dexfenfluramine), a prescription anti-obesity compound withdrawn from the market in September 1997. This indemnification covers existing plaintiffs who have already opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs related to the Company’s defense of Redux-related product liability cases. The agreement also provides for Wyeth to fund additional insurance coverage to supplement the Company’s existing product liability insurance. The Company believes this total insurance coverage is sufficient to address its potential remaining Redux product liability exposure. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which the Company is not otherwise indemnified or covered under the AHP Indemnity and Release Agreement will not have a material adverse effect on the Company’s future business, results of operations or financial condition or that the potential of any such claims would not adversely affect the Company’s ability to obtain sufficient financing to fund operations. Up to the date of the AHP Indemnity and Release Agreement, the Company’s defense costs were paid by, or subject to reimbursement to the Company from, the Company’s product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by the Company or its insurers. In exchange for the indemnification, defense costs, and insurance coverage provided to Indevus by Wyeth, the Company agreed to dismiss its suit against Wyeth filed in January 2000, its appeal from the order approving Wyeth’s national class action settlement of diet drug claims and its cross-claims against Wyeth related to Redux product liability legal actions.

Servier Agreements:    In February 1990, the Company and Les Laboratoires Servier (“Servier”) entered into agreements, subsequently amended (the “Servier Agreements”), granting the Company an exclusive right to market dexfenfluramine in the U.S. to treat obesity associated with abnormal carbohydrate craving. The Servier Agreements provide for royalties on net sales, with certain required minimum royalties. Servier has the right to terminate the license agreement upon the occurrence of certain events. Indevus agreed to indemnify Servier under certain circumstances and Indevus was required to name Servier as an additional insured on its product liability insurance policies which are subject to ongoing claims by Servier.

Wyeth Agreements:    In November 1992, the Company entered into a series of agreements (the “Wyeth Agreements”) which granted American Cyanamid Company the exclusive right to manufacture and market dexfenfluramine in the U.S. for use in treating obesity associated with abnormal carbohydrate craving, with the Company retaining co-promotion rights. In 1994, Wyeth acquired American Cyanamid Company. The Wyeth Agreements are for a term of 15 years commencing on the date dexfenfluramine is first commercially introduced by Wyeth, subject to earlier termination. Wyeth has the right to terminate the Wyeth Agreements upon 12 months notice to the Company.

Effective June 1996, the Company entered into a three-year copromotion agreement with Wyeth-Ayerst Laboratories (“Wyeth-Ayerst”), a Wyeth company (the “Copromotion Agreement”). The Copromotion Agreement provided for Indevus to promote Redux to certain diabetologists, endocrinologists, bariatricians and weight management specialists, subject to certain restrictions, and receive payments from Wyeth for a portion of the Company’s actual costs. Indevus was also entitled to varying percentages of profit derived from sales generated by its sales force, after deducting certain costs.

Under the Wyeth Agreements, under certain circumstances, the Company was required to indemnify Wyeth, and the Company was entitled to indemnification by Wyeth against certain claims, damages or liabilities incurred in connection with Redux. The cross indemnification between the Company and Wyeth generally related to the activities and responsibilities of each company. The Company and Wyeth mutually released each other from any rights to indemnification pursuant to the Wyeth Agreements as part of the AHP Indemnity and Release Agreement described above.

Boehringer:    In November 1995, the Company entered into a manufacturing agreement with Boehringer Ingelheim Pharmaceuticals, Inc. (“Boehringer”) under which Boehringer agreed to supply, and the Company agreed to purchase, all of the Company’s requirements for Redux capsules. The contract contained certain minimum purchase, insurance and indemnification commitments by the Company and required conformance by Boehringer to the FDA’s cGMP regulations. Boehringer has made certain claims on the Company related to the Company’s cancellation of the manufacturing agreement with Boehringer. (See Note M of Notes to Consolidated Financial Statements.)

PATENTS AND PROPRIETARY RIGHTS

Trospium:    The compound trospium is not covered by a composition of matter patent. Along with know-how, the Company licensed from Madaus two U.S. patents, one of which relates to a process for manufacturing trospium and the other relates to the use of trospium to treat certain asthmatic conditions. These patents were issued in August 1989 and October 1988, respectively. The commercialization of trospium by the Company will not utilize these patents, and the Company intends to rely on the provisions of the Waxman-Hatch Act to obtain a period of market exclusivity in the U.S. if the FDA approves trospium in the U.S. for the intended indication, although there is no assurance that market exclusivity will be granted. The Waxman-Hatch Act establishes a period of time from the date of FDA approval of certain new drug applications during which the Company would have market exclusivity. The applicable period is five years in the case of drugs containing an active ingredient not previously approved. The Company intends to seek more extensive market exclusivity protection for trospium through the development of a once-a-day formulation of the drug. If successful in achieving the intended performance specifications for the once-a-day formulation, the Company will seek patent protection with respect to such formulation, which if granted, is likely to include a term of up to twenty years, although the Company cannot provide any assurance that any patent on such a once-a-day formulation, if granted, can or will preclude eventual market erosion from new technologies or competing products.

Pagoclone:    The Company licensed from Aventis rights under U.S. and foreign patents and patent applications covering compositions of matter, processes, and metabolites of pagoclone. A U.S. composition of matter patent was issued in October 1990 and four related U.S. patents were issued in February and March 1996 and February and October 1997. The Company sublicensed to Pfizer worldwide rights to these patents. In June 2002, Pfizer returned these rights to the Company.

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

U.S. patents were issued to the Company in September and October 1998 and in February 1999 relating to use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. The Company licensed worldwide rights to these patents to Ferrer, except in the U.S. and Canada, in exchange for which the Company will be entitled to royalties from Ferrer on certain exports and sales of the solid oral form of citicoline in certain countries upon its approval in each country. Foreign counterpart patent applications were filed and are being pursued by the Company.

In May 2000, the Company was awarded a U.S. patent, including claims directed to a composition of matter, for a “hyperhydrated” form of citicoline. It is believed that solid forms of citicoline, including tablets, have greater stability when this hyperhydrated form of citicoline is present. The normal term of this patent does not expire until 2018. The Company is also pursuing foreign counterparts of this patent in Canada, China, all European countries subscribing to the European Patent Convention, Hungary, Japan, Mexico and Norway.

In addition to any proprietary rights provided by these patents, the Company intends to rely on the provisions of the Waxman-Hatch Act to obtain a period of marketing exclusivity in the U.S. if the FDA approves citicoline for marketing in the U.S., although there is no assurance market exclusivity will be granted. See “Risk Factors—We may depend on market exclusivity for trospium and other products.”

IP 751:    The Company holds an exclusive, worldwide license from ATV to all intellectual property ATV owns or controls relating to IP 751, including patents and patent applications covering the composition of matter, formulations and uses of IP 751. Method claims include methods for the treatment of pain and inflammation, and the treatment of cancer. The ATV patent portfolio also includes patent coverage for certain cannabinoid analogs and their uses. Foreign counterpart patent applications to cannabinoid drugs and their analogs were filed recently on behalf of ATV.

PRO 2000:    The Company holds an exclusive license to intellectual property relating to PRO 2000, including four issued U.S. patents: one covering the composition of matter issued in June 2000, two covering the use of PRO 2000 to prevent or treat HIV infection, which issued in March and October 1997, respectively, and one covering the use of PRO 2000 to prevent pregnancy issued in September 1999. A similar contraception patent has also issued in South Africa. Composition and use claims are under review in several other territories, including Europe, Canada and Japan.

Dersalazine:    The Company licensed from Uriach exclusive, worldwide rights under patents and patent applications covering composition of matter, uses and manufacturing processes for dersalazine. Dersalazine is metabolized into 5-aminosalicylic acid and an antagonist of cytokine activity following bacterial cleavage. U.S. patents issued in January 1998 and May 1998.

General:    There can be no assurance that patent applications filed by the Company or others, in which the Company has an interest as assignee, licensee or prospective licensee, will result in patents being granted or that, if granted, any of such patents will afford protection against competitors with similar technology or products, or could not be circumvented or challenged. In addition, certain products the Company is developing are not covered by any patents and, accordingly, the Company will be dependent on obtaining market exclusively under the Waxman-Hatch Act for such products. If the Company is unable to obtain strong proprietary rights protection of its products after obtaining regulatory clearance, competitors may be able to market competing generic products by obtaining regulatory clearance, by demonstrating equivalency to the Company’s product, without being required to conduct the lengthy clinical tests required of the Company. Certain of the Company’s agreements provide for reduced royalties, or forgo royalties altogether, in the event of generic competition. See “Risk Factors—We may depend on market exclusivity for trospium and other products.”

The products being developed by the Company may conflict with patents which have been or may be granted to competitors, universities or others. Third parties could bring legal actions against the Company or its sublicensees claiming patent infringement and seeking damages or to enjoin manufacturing and marketing of the affected product or the use of a process for the manufacture of such products. If any such actions are successful, in addition to any potential liability for indemnification, damages and attorneys’ fees in certain cases, the Company could be required to obtain a license, which may not be available, in order to continue to manufacture or market the affected product or use the affected process. The Company also relies upon unpatented proprietary technology and may determine in some cases that its interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. No assurance can be made that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technology or disclose such technology or that the Company can meaningfully protect its rights in such unpatented proprietary technology. The Company may also conduct research on other pharmaceutical compounds or technologies, the rights to which may be held by, or be subject to, patent rights of third parties. Accordingly, if products based on such technologies are commercialized, such commercial activities may infringe such patents or other rights, which may require the Company to obtain a license to such patents or other rights. See “Risk Factors—We have limited patent protection on our products.”

GOVERNMENT REGULATION

Therapeutics:    The Company’s products will require, prior to commercialization, regulatory clearance by the FDA and by comparable agencies in most foreign countries. The nature and extent of regulation differs with respect to different products. In order to test, produce and market certain therapeutic products in the United States, mandatory procedures and safety standards, approval processes, and manufacturing and marketing practices established by the FDA must be satisfied.

An IND is required before human clinical use in the United States of a new drug compound or biological product can commence. The IND includes results of pre-clinical (animal) studies evaluating the safety and efficacy of the drug and a detailed description of the clinical investigations to be undertaken.

Clinical trials are normally done in three phases, although the phases may overlap. Phase I trials are concerned primarily with the safety and pharmacokinetics of the product. Phase II trials are designed primarily to demonstrate effectiveness and safety in treating the disease or condition for which the product is indicated. These trials typically explore various doses and regimens. Phase III trials are expanded clinical trials intended to gather additional information on safety and effectiveness needed to clarify the product’s benefit-risk relationship, discover less common side effects and adverse reactions, and generate information for proper labeling of the drug, among other things. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients. When data is required from long-term use of a drug following its approval and initial marketing, the FDA can require Phase IV, or post-marketing, studies to be conducted.

With certain exceptions, once successful clinical testing is completed, the sponsor can submit an NDA for approval of a drug. The process of completing clinical trials for a new drug is likely to take a number of years and require the expenditure of substantial resources. There can be no assurance that the FDA or any foreign health authority will grant an approval on a timely basis, or at all. The FDA may deny an NDA, in its sole discretion, if it determines that its regulatory criteria have not been satisfied or may require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to cGMP regulations. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance. Manufacturing facilities, both foreign and domestic, also are subject to inspections by, or under the authority of, the FDA and by other federal, state, local or foreign agencies.

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

The Company believes that citicoline may be entitled to patent extension and that trospium and citicoline may be entitled to five years of market exclusivity under the Waxman-Hatch Act. However, there can be no assurance that the Company will be able to take advantage of either the patent term extension or marketing exclusivity provisions or that other parties will not challenge the Company’s rights to such patent extension or market exclusivity.

Other:    The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, the Federal Trade Commission Act, and other federal and state statutes and regulations govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of drug, biological, medical device and food products. Noncompliance with applicable requirements can result in, among other things, fines, recall or seizure of products, refusal to permit products to be imported into the U.S., refusal of the government to approve product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved applications and criminal prosecution. The FDA may also assess civil penalties for violations of the Federal Food, Drug, and Cosmetic Act involving medical devices. The Federal Trade Commission may assess civil penalties for violations of the requirement to rely upon a “reasonable basis” for advertising claims for non-prescription and food products.

REDUX WITHDRAWAL (See Item 3. Legal Proceedings)

On September 15, 1997, the Company announced a market withdrawal of its first prescription product, the weight loss medication Redux (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by Wyeth, the Company’s licensee, in June 1996. Since the withdrawal of Redux, the Company has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions, some of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. To date, there have been no judgments against the Company, nor has the Company paid any amounts in settlement of any of these claims.

Background, Regulatory Approval, Labeling and Safety Issues:    Redux (dexfenfluramine) is chemically related to Pondimin (fenfluramine). Fenfluramine is a drug made up of two mirror-image halves—a “right-handed” half (d-isomer) and “left-handed” half (l-isomer)—and dexfenfluramine is the right-handed isomer of fenfluramine (the left-handed half is “levofenfluramine”). Dexfenfluramine alone is a separate drug from the combined dexfenfluramine/levofenfluramine molecule that is fenfluramine.

Redux received clearance on April 29, 1996 by the FDA for marketing as a twice-daily prescription therapy to treat obesity and was launched in June 1996. Until its withdrawal, under the Wyeth Agreements, Redux was marketed in the U.S. by Wyeth-Ayerst and copromoted by the Company.

Included in the FDA-approved labeling for Redux were references to certain risks that may be associated with dexfenfluramine and which were highlighted during the FDA’s review of the drug. One issue related to whether there is an association between appetite suppressants, including dexfenfluramine, and the development of primary pulmonary hypertension (“PPH”), a rare but serious lung disorder estimated to occur in the general population at one to two cases per million adults per year. An epidemiologic study conducted in Europe known as IPPHS (International Primary Pulmonary Hypertension Study) examined risk factors for PPH and showed that among other factors, weight reduction drugs, including dexfenfluramine, and obesity itself were associated with a higher risk of PPH. In the final report of IPPHS, published in The New England Journal of Medicine (August 29, 1996), the authors re-classified and included certain previously excluded cases of PPH, resulting in an increase in the estimated yearly occurrence of PPH for patients taking appetite suppressants for greater than three months’ duration to be between 23 and 46 cases per million patients per year. The revised labeling for Redux disclosed this revised estimate.

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

In July 1997, the Mayo Clinic reported observations of heart valve abnormalities in 24 patients taking the combination of fenfluramine and phentermine (commonly referred to as the “fen-phen” combination). The Mayo Clinic cases were subsequently reported in an article appearing in the August 28, 1997 issue of The New England Journal of Medicine. This article was accompanied by a letter to the editor from the FDA reporting additional cases of heart valve disease in 28 patients taking the combination of phentermine and fenfluramine, two patients taking fenfluramine alone, four patients taking Redux alone and two patients taking Redux and phentermine.

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

Indevus Sponsored Clinical Study:    Preliminary results of a blinded, matched control group, multi-center clinical study sponsored by the Company and presented on November 10, 1998 at the Scientific Sessions of the American Heart Association showed a low overall incidence of FDA-defined cardiac valve abnormalities among 223 patients who took Redux for three months or longer when compared to 189 individuals who had not taken Redux. Final results were published in the November 23, 1999 issue of Circulation. No severe and very few moderate cases of valvular regurgitation were found in either Redux patients or non-Redux subjects. The incidence of cardiac valve abnormalities among Redux patients reported in this study, although statistically significant, was far less than some previously reported estimates.

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

Final analyses showed that among all study participants, 1.3% of Redux patients and 0.5% of non-treated patients (p=not significant) met the FDA’s definition of mitral valve regurgitation. With respect to aortic valve regurgitation, in all patients, 6.3% of Redux patients and 1.6% of non-treated patients met the FDA’s definition (p=0.01). Among the core group of matched pairs, 6.4% of Redux patients and 1.7% of non-treated controls (p=0.03) met this definition. Among the core group of matched pairs, there was no statistically significant difference in mitral valve regurgitation. For all patients with either aortic or mitral valve regurgitation meeting FDA criteria, the incidence was 2.1% for controls and 7.6% for the Redux patients (p=0.02). In summary, the prevalence of aortic valve regurgitation was statistically significantly greater in the Redux-treated group than in the control group.

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

Marketing and Manufacturing:    With respect to the marketing and manufacture of Redux, the Company sublicensed U.S. marketing rights to Wyeth, while retaining copromotion rights. Redux was launched in June 1996 and withdrawn in September 1997. The Company relied on Wyeth to target the obesity market and for distribution and advertising and promotional activities. The Company copromoted Redux through an approximately 30-person sales force to selected diabetologists, endocrinologists, bariatricians, nutritionists and weight management specialists, subject to certain restrictions. Under a contract manufacturing agreement, Boehringer produced on behalf of the Company commercial scale quantities of the finished dosage formulation of Redux in capsule form.

Patents and Proprietary Rights:    The Servier Agreements granted the Company an exclusive license to sell dexfenfluramine in the U.S. under a patent covering the use of dexfenfluramine to treat abnormal carbohydrate craving, which was sublicensed by the Company to Wyeth. Use of dexfenfluramine for the treatment of abnormal carbohydrate craving was patented by Drs. Richard Wurtman and Judith Wurtman. Dr. Richard Wurtman was a consultant to and a director of the Company. This use patent was assigned to MIT and licensed by MIT to Servier, and pursuant to the Servier Agreements, was licensed to the Company.

EMPLOYEES

As of September 30, 2002, the Company had 24 full-time employees. None of the Company’s employees is represented by a labor union and the Company believes its employee relations are satisfactory. The Company is highly dependent upon certain key personnel and believes its future success will depend in large part on its ability to retain such individuals and attract other highly skilled management, marketing and scientific personnel.

ITEM 2.    Properties

The Company leases an aggregate of approximately 22,800 square feet of office space in Lexington, MA. The lease expires in April 2007 and provides for annual rent of approximately $448,000. The Company has guaranteed certain of Incara’s lease obligations. See Note G of Notes to Consolidated Financial Statements. The Company believes such space is adequate for its current needs.

ITEM 3.    Legal Proceedings (See Item 1—Narrative Description of Business)

Product Liability Litigation:    Subsequent to the market withdrawal of Redux in September 1997, the Company has been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 legal actions, many of which purport to be class actions, in federal and state courts relating to the use of Redux. The actions generally have been brought by individuals in their own right or on behalf of putative classes of persons who claim to have suffered injury or who claim that they may suffer injury in the future due to use of one or more weight loss drugs including Pondimin (fenfluramine), phentermine and Redux. Plaintiffs’ allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of Pondimin and/or Redux, independently or in combination

(including the combination of Pondimin and phentermine popularly known as “fen-phen”), causes, among other things, PPH, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege emotional distress caused by the purported increased risk of injury in the future. Plaintiffs typically seek relief in the form of monetary damages (including economic losses, medical care and monitoring expenses, loss of earnings and earnings capacity, other compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research program or medical surveillance fund. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation issued an Order allowing for the transfer or potential transfer of the federal actions to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. To date, there have been no judgments against the Company, nor has the Company paid any amounts in settlement of any of these claims.

The Company entered into the AHP Indemnity and Release Agreement on May 30, 2001 pursuant to which Wyeth agreed to indemnify the Company against certain classes of product liability cases filed against Indevus related to Redux. The Company’s indemnification covers existing plaintiffs who have already opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs related to the Company’s defense of Redux-related product liability cases. The agreement also provides for Wyeth to fund additional insurance coverage to supplement the Company’s existing product liability insurance. The Company believes this total insurance coverage is sufficient to address its potential remaining Redux product liability exposure. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which the Company is not otherwise indemnified or covered under the AHP Indemnity and Release Agreement will not have a material adverse effect on the Company’s future business, results of operations or financial condition or that the potential of any such claims would not adversely affect the Company’s ability to obtain sufficient financing to fund operations. Up to the date of the AHP Indemnity and Release Agreement, the Company’s defense costs were paid by, or subject to reimbursement to the Company from, the Company’s product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by the Company or its insurers. In exchange for the indemnification, defense costs, and insurance coverage provided to Indevus by Wyeth, the Company agreed to dismiss its suit against Wyeth filed in January 2000, its appeal from the order approving Wyeth’s national class action settlement of diet drug claims, and its cross-claims against Wyeth related to Redux product liability legal actions.

Complaint Against Wyeth:    On January 24, 2000, the Company announced it had filed a complaint against Wyeth in the Superior Court of the Commonwealth of Massachusetts (the “Wyeth Litigation”). The complaint sought unspecified but substantial damages and attorneys’ fees pursuant to common and statutory law for Wyeth’s knowing and willful deceptive acts and practices, fraud and misrepresentations and breach of contract. Wyeth filed an answer denying the allegations of such complaint. Pursuant to the AHP Indemnity and Release Agreement, described above, such complaint was dismissed on June 28, 2001.

Insurance Litigation:    On August 7, 2001, Columbia Casualty Company (“CNA”), one of the Company’s insurers for the period May 1997 through May 1998, filed an action in the United States District Court for the District of Columbia against the Company. The lawsuit is based upon a claim for breach of contract and declaratory judgment, seeking damages against the Company in excess of $20,000,000, the amount that the plaintiff has paid to the Company under its insurance policy. The plaintiff alleges that under the policy it was subrogated to any claim for indemnification that Indevus may have had against Wyeth related to Redux and that such claim was compromised without its consent when the Company entered into the AHP Indemnity and Release Agreement. On March 8, 2002, the Company filed an Answer, Affirmative Defenses and Counterclaims to the action, including counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment pursuant to 28 U.S.C. Sections 2201 and 2202, and unfair or deceptive acts and/or unfair claims settlement practices. The Company is vigorously defending this litigation. On April 30, 2002, CNA moved to dismiss our counterclaims, and that motion was denied on November 8, 2002 with respect to all but one of our counterclaims. On July 12, 2002, we moved for judgment on the pleadings to dismiss CNA’s complaint.

Although the Magistrate Judge recommended that the motion be denied, it is now on review before the District Court. In the meantime, we and CNA are actively participating in discovery. No trial date has been set. The Company believes it has meritorious defenses to this suit, however it is unable to predict the outcome of this litigation or the range of potential damages payable to either party if their respective claims or counterclaims are successful. An unfavorable outcome of this litigation could have a material adverse effect on our financial position and results of operations.

General:    Pursuant to agreements between the parties, under certain circumstances, the Company may be required to indemnify Servier, Boehringer and other parties.

Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to be required to devote significant management time and resources to these legal actions. In the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company and its officers and directors, the Company’s business, financial condition and results of operations could be materially adversely affected. The uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company’s Common Stock and on the Company’s ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company’s business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors—The outcome of the Redux litigation could materially harm us,” and Note H of Notes to Consolidated Financial Statements.

ITEM 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS

The following table sets forth the names and positions of the executive officers of the Company:

Name	Age	Position
Glenn L. Cooper, M.D.	49	President, Chief Executive Officer and Chairman
Mark S. Butler	56	Executive Vice President, Chief Administrative Officer and General Counsel
Michael W. Rogers	42	Executive Vice President, Chief Financial Officer and Treasurer
Bobby W. Sandage, Jr., Ph.D.	49	Executive Vice President, Research and Development and Chief Scientific Officer

Glenn L. Cooper, M.D. has been President, Chief Executive Officer and a director of the Company since May 1993 and Chairman since January 2000. Dr. Cooper was also President and Chief Executive Officer of Progenitor, Inc. from September 1992 to June 1994. Prior to joining Progenitor, Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx Pharmaceuticals Corporation from August 1990. Dr. Cooper had been associated with Eli Lilly since 1985, most recently from June 1987 to July 1990 as Director, Clinical Research, Europe, of Lilly Research Center Limited; from October 1986 to May 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from June 1985 to September 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories.  Dr. Cooper received his M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and received his B.A. from Harvard College.

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

Bobby W. Sandage, Jr., Ph.D. joined the Company in November 1991 as Vice President—Medical and Scientific Affairs and was appointed Vice President—Research and Development in February 1992, Senior Vice President—Research and Development in February 1994 and Executive Vice President, Research and Development and Chief Scientific Officer in December 1995. From February 1989 to November 1991 he was Associate Director, Project Management for the Cardiovascular Research and Development division of DuPont Merck Pharmaceutical Company. From May 1985 to February 1989 he was affiliated with the Medical Department of DuPont Critical Care, most recently as associate medical director, medical development.  Dr. Sandage is an adjunct professor in the Department of Pharmacology at the Massachusetts College of Pharmacy. Dr. Sandage received his Ph.D. in Clinical Pharmacy from Purdue University and his B.S. in Pharmacy from the University of Arkansas.

RISK FACTORS

The following factors should be reviewed carefully, in conjunction with the other information in this Report and the Company’s consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Report and presented elsewhere by Company management from time to time. See “Part I—Note Regarding Forward Looking Statements.”

We will depend on the success of trospium.

Our future success may depend in large part on the success of trospium. There are many risks associated with the successful approval, manufacturing and commercialization of trospium. We intend to file a New Drug Application for trospium with the United States Food and Drug Administration in the second quarter of 2003, contingent upon our discussion with the FDA regarding stability testing and manufacturing issues. We would be materially adversely affected if we do not file the NDA for trospium in a timely manner or at all, if our NDA for trospium is not accepted for filing by the FDA, if we are unable to obtain FDA approval for trospium, or if approved, we do not receive favorable labeling for trospium from the FDA. In addition, the FDA may impose post-marketing or other regulatory procedures after approval, which could prolong the process for commercialization of trospium. In addition, although trospium has thus far demonstrated a favorable safety profile in clinical trials, there can be no assurance that the safety profile of the drug would not change when taken by a larger population of users.

Even if we receive FDA approval for trospium, we do not have the necessary sales and marketing capability or financial resources to market trospium. We are currently evaluating commercialization alternatives for trospium, including seeking a corporate partner or partners to assist in the commercialization of trospium. We would be materially adversely affected if we were unable to find a corporate partner for trospium on acceptable terms or at all. We would likely be dependent on such collaborative partner for the commercialization of trospium and our partner may not be successful in commercializing trospium. The market for overactive bladder therapy is highly competitive and trospium may not compete successfully with current drug therapies for overactive bladder or with new drugs which are in development and may reach the market in the future. We would be materially adversely affected if trospium did not achieve or maintain market acceptance. We will also be dependent on Madaus to manufacture trospium. We are working with Madaus to achieve compliance with FDA requirements for manufacturers of drugs. If Madaus were unable to achieve compliance, we would need to seek alternative sources of supply, which could delay the commercialization of trospium.

Our products are early stage and may not be successful or achieve market acceptance.

We currently have rights to five core compounds which are in various stages of testing and have not been approved by the United States Food and Drug Administration. The five core compounds which are the focus of our development program are trospium, for which we have completed a Phase III clinical trial and intend to file a New Drug Application during the second quarter of 2003, pagoclone, which is in Phase III development for panic disorder and Phase II development for generalized anxiety disorder, citicoline, which is in Phase III development, PRO 2000, which is in Phase II development, and IP 751 which is in Phase I/II development. The products we are developing are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances. We are unable to predict whether any of our products will receive regulatory clearances or be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products or procedures are long and uncertain. Even if our products receive regulatory clearance, our products may not achieve or maintain market acceptance.

We rely on the favorable outcome of clinical trials of our products.

Before obtaining regulatory approval for the commercial sale of any of the pharmaceutical products we are developing, we or our licensees must demonstrate that the product is safe and efficacious for use in each target indication. The process of obtaining United States Food and Drug Administration and other regulatory approval is lengthy and expensive. If clinical trials do not demonstrate the safety and efficacy of certain products under development, we will be materially adversely affected. The results of pre-clinical studies and early clinical trials may not predict results that will be obtained in large-scale testing or use. Clinical trials of products we are developing may not demonstrate the safety and efficacy of such products. Regardless of clinical trial results, the FDA may not approve marketing of the product. The costs to obtain regulatory approvals could be considerable and the failure to obtain, or delays in obtaining regulatory approval could have a significant negative effect on our business performance and financial results. Even if pre-market approval of a product is obtained, the FDA is authorized to impose post-marketing requirements. A number of companies in the pharmaceutical industry, including our company, have suffered significant setbacks in advanced clinical trials or have not received FDA approval, even after promising results in earlier trials. In 1998, we withdrew our New Drug Application for citicoline, a compound designed to treat ischemic stroke, after the failure to meet our primary objective in a small Phase III clinical study.

We could be materially harmed if our agreements were terminated.

Our agreements with licensors and licensees generally provide the other party with rights to terminate the agreement, in whole or in part, under certain circumstances. Many of our agreements require us to diligently pursue development of the underlying product or risk loss of the license or incur penalties. Depending upon the importance to us of the product that is subject to any such agreement, this could materially adversely affect our business. In particular, termination of our agreement with Aventis S.A., under which we license our compound pagoclone, or our agreement with Madaus A.G., under which we license our compound trospium, could substantially reduce the likelihood of successful commercialization of our products which would materially harm us. The agreements with Aventis or Madaus may be terminated by either of them if we are in material breach of either agreement or if we become insolvent or file bankruptcy.

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

We currently contract with third parties for all of our manufacturing needs and do not manufacture any of our own products or product candidates. Typically purchase orders for supplies or clinical compounds are filled on an as-requested basis and are not the subject of long-term contracts. As a result, we cannot be certain that manufacturing sources will continue to be available or that we can continue to out-source the manufacturing of any of our products or product candidates on reasonable terms or at all. Any manufacturing facilities for any of our compounds are subject to United States Food and Drug Administration inspection both before and after New Drug Application approval to determine compliance with current Good Manufacturing Practices requirements. Facilities used to produce our compounds may not have complied, or may not be able to maintain compliance, with current Good Manufacturing Practices. The current Good Manufacturing Practices regulations are complex and failure to be in compliance could lead to non-approval or delayed approval of the New Drug Application. This would delay product launch or, if approval is obtained, may result in remedial action, penalties and delays in production of material acceptable to the FDA.

Our failure to acquire and develop additional product candidates will impair our ability to grow.

Unlike most pharmaceutical companies, we generally do not conduct our own internal research to discover new drug compounds. Instead, we depend on the licensing of compounds from others for development. Therefore, in order to continue to grow, we must continue to acquire and develop additional compounds. The success of this strategy depends upon our ability to continue to identify, select and acquire compounds that meet the criteria we have established. Identifying suitable compounds is a lengthy and complex process. In addition, we compete with other companies with substantially greater financial, marketing and sales resources, for the acquisition of compounds. We may not be able to acquire the rights to additional compounds on terms we find acceptable or at all.

We need additional funds in the future.

We continue to expend substantial funds for product development activities, research and development, pre-clinical and clinical testing, operating expenses, regulatory approval, licensing and other strategic relationships, manufacturing and marketing. In fiscal 2002, net cash used in operating activities was $14,609,000. We expect that net cash used in operating activities will increase in fiscal 2003 as we continue to fund our development activities. Accordingly, we may seek such additional funds during or after fiscal 2003 through corporate collaborations or public or private equity or debt financings. If we raise additional funds by issuing equity securities, existing stockholders will be diluted and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available on terms acceptable to us or at all. If we sell securities in a private offering, we may have to sell such shares at a discount from the market price of our stock which could have a depressive effect on our stock price. In addition, future resales of shares in the public market sold in a private offering could negatively affect our stock price.

Our cash requirements and cash resources will vary significantly depending upon the following principal factors:

•
our ability to file, and receive U. S. Food and Drug Administration approval of, a New Drug Application for trospium and successfully commercialize trospium and the nature of any collaboration regarding the commercialization of trospium;

•	the progress of research and development programs;

•	costs and results of pre-clinical and clinical testing;

•	the timing and cost of obtaining regulatory approvals;

•	whether we are successful in either in-licensing or out-licensing products;

•	whether we are successful in defending against our Redux product liability litigation; and

•	the timing and extent of reimbursement from insurers.

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

Other than in fiscal 2000, we have incurred substantial net losses over the past five fiscal years including net losses of $70,000,000, $38,000,000 $1,500,000 and $18,000,000 for fiscal years 1998, 1999, 2001, and 2002, respectively.

Through September 30, 2002, we had accumulated net losses since inception of approximately $269,000,000. We expect to have losses and use cash in operating activities for the foreseeable future. We will be required to conduct significant development and clinical testing activities for the products we are developing and these activities are expected to result in continued operating losses and use of cash for the foreseeable future. We cannot predict the extent of future losses or the time required to achieve profitability. In addition, payments made by us in connection with product liability litigation would result in significant charges to operations and would materially adversely affect our results of operations and financial condition.

We may not be profitable in the future.

We may never achieve or sustain profitability in the future. Our cumulative revenues received through September 30, 2002 were approximately $150,000,000 of which approximately $73,000,000 was derived from Redux, which was withdrawn from the market in September 1997. We expect to continue to experience fluctuations in revenue as a result of the timing of regulatory filings or approvals, product launches, license fees, royalties, product shipments, and milestone payments.

We have product liability exposure and insurance uncertainties related to our products.

The use of products in clinical trials and the marketing of products may expose us to substantial product liability claims and adverse publicity. Certain of our agreements require us to obtain specified levels of insurance coverage, naming the other party as an additional insured. We currently maintain product liability insurance in the amount of $20,000,000. We may not be able to maintain or obtain insurance coverage, or to obtain insurance in amounts sufficient to protect us or other named parties against liability, at a reasonable cost, or at all. In addition, any insurance obtained may not cover any particular liability claim. One of our insurers is in liquidation proceedings and may not be able to reimburse us under our policy. Another insurer has claimed it is entitled to recover twenty million dollars that it has paid to us under our policy. We cannot predict the extent to which the Redux-related litigation may affect our ability to obtain sufficient product liability insurance for other products at costs acceptable to us. We have indemnified certain licensors and licensees and may be required to indemnify additional licensors or licensees against product liability claims incurred by them as a result of products we develop or market. If uninsured or insufficiently insured product liability claims arise, or if a successful indemnification claim was made against us, our business and financial condition could be materially adversely affected.

An unfavorable outcome of certain insurance-related litigation may materially harm us.

On August 7, 2001, Columbia Casualty Company, known as CNA, one of our insurers for the period May 1997 through May 1998, filed an action in the United States District Court for the District of Columbia against us. The lawsuit is based upon, among other things, a claim for breach of contract and seeks damages against us in excess of $20,000,000, the amount that CNA has paid to us under our insurance policy related to the Redux litigation. In the lawsuit, CNA alleges that under the insurance policy, CNA had the right to use our rights to indemnification against Wyeth which CNA alleges was compromised without its consent when we entered into the AHP Indemnity and Release Agreement. We are unable to predict the outcome of this litigation or the range of potential damages payable to CNA if CNA is successful. An unfavorable outcome of this litigation could have a material adverse effect on our financial position and results of operations.

The outcome of the Redux litigation could materially harm us.

On September 15, 1997, we announced a market withdrawal of our first prescription product, the weight loss medication Redux (dexfenfluramine hydrochloride capsules) C-IV, which had been launched by Wyeth, our licensee, in June 1996. Following the withdrawal, we have been named, together with other pharmaceutical companies, as a defendant in approximately 3,200 product liability legal actions, many of which purport to be class actions, in federal and state courts involving the use of Redux and other weight loss drugs. In related litigation, we have been sued by one of our insurers, alleging that we compromised its subrogation rights by entering into an agreement with American Home Products Corporation, now called Wyeth, providing us with certain indemnification and release of claims related to Redux.

The existence of such litigation may continue to materially adversely affect our business, including our ability to obtain sufficient financing to fund operations. In addition, although we are unable to predict the outcome of any such litigation, if successful uninsured or insufficiently insured claims, or if a successful indemnification claim, were made against us, our business, financial condition and results of operations could be materially adversely affected. In addition, the costs and uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of our Common Stock and on our ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, and to obtain product liability insurance for other products at costs acceptable to us, or at all, any or all of which may materially adversely affect our business, financial condition and results of operations. The AHP Indemnity and Release Agreement provides for indemnification of Redux-related claims brought by plaintiffs who have elected not to stay in American Home Products’ national class action settlement of diet drug litigation and by those claimants who allege primary pulmonary hypertension, a serious disease involving the blood vessels in the lungs. This agreement also provides for funding of all defense costs related to all Redux-related claims. However, uninsured or insufficiently insured Redux-related claims or Redux-related claims which are not covered by the AHP Indemnity and Release Agreement may arise. Any such claims, if successful, could have a material adverse effect on our business, results of operations and financial condition.

We have limited patent protection on our products.

Our compounds are currently covered by approximately 200 registered patents and patent applications. The issued patents expire between the years 2003 and 2017.

Our future success will depend to a significant extent on our ability to:

•	obtain and enforce patent protection on our products and technologies;

•	maintain trade secrets; and

•	operate and commercialize products without infringing on the patents or proprietary rights of others.

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

Our license to trospium, a compound under development for treatment of overactive bladder, does not include any patents expected to be used in commercializing the product.

Our licensed United States patent covering the administration of citicoline to treat patients afflicted with conditions associated with the inadequate release of brain acetylcholine expires in 2003. This patent, along with the additional patents issued to us relating to citicoline, may not afford protection against competitors of citicoline to treat ischemic stroke.

Our business may be materially adversely affected if we fail to obtain and retain needed patents, licenses or proprietary information. Others may independently develop similar products. Furthermore, litigation may be necessary:

•	to enforce any of our patents;

•	to determine the scope and validity of the patent rights of others; or

•
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

Assuming regulatory approvals are obtained, our ability to commercialize successfully certain drugs, including trospium, may depend on the availability of market exclusivity or patent extension under the Drug Price Competition and Patent Term Restoration Act of 1984, which is commonly known as the Waxman-Hatch Act, which provides protections for certain new products. Under the Waxman-Hatch Act, a company which does not have a patent on a compound may obtain five years of market exclusivity if the United States Food and Drug Administration determines such compound to be a new chemical entity. If we receive favorable treatment under the Waxman-Hatch Act for trospium, we can obtain market exclusivity for a period of five years from the date of United States Food and Drug Administration approval. The marketing of trospium could be materially adversely affected if marketing exclusivity is not available to us.

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

•
Trospium would compete with other therapies for overactive bladder, including anticholinergics, such as Detrol and Detrol LA and Ditropan and Ditropan XL. In addition, we are aware of other companies evaluating specific antimuscaranic and antispasmodics for overactive bladder in pre-clinical and clinical development, including darifenacin by Pfizer and solifenacin by Yamanouchi.

•
Pagoclone would compete with a number of drugs available and under development to treat anxiety or panic disorders, including serotonergic drugs such as BuSpar, Paxil, Zoloft, Prozac and Effexor and benzodiazepines such as Valium and Xanax.

•
With respect to citicoline, Genentech, Inc. markets Activase, a thrombolytic agent, as a treatment for stroke. We are aware that other companies are conducting clinical trials on a number of other products for stroke which could also compete with citicoline.

•	In addition to PRO 2000, many new substances are being evaluated for the prevention of HIV transmission. Among the most advanced are BufferGel, Savvy, Emmelle, Carraguard and cellulose sulfate gel.

•
IP 751 would compete with currently prescribed treatments for pain and inflammatory disorders, including opioids and NSAIDs (non-steroidal anti-inflammatories) / COX-II inhibitors. The principal marketed opioids include oxycontin and morphine, and NSAIDs include Celebrex, co-promoted by Pfizer and Pharmacia, Vioxx, marketed by Merck, and Bextra, co-promoted by Pfizer and Pharmacia.

•
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

Our Board of Directors has the authority, without further approval of our stockholders, to fix the rights and preferences, and to issue up to 5,000,000 shares of preferred stock, 244,425 of which are currently issued and outstanding. In addition, vesting of shares of our Common Stock subject to stock awards under our 1997 Equity Incentive Plan accelerates and outstanding options under our stock option plans become immediately exercisable upon certain changes in control of the Company, except under certain conditions. In addition, Delaware corporate law imposes limitations on certain business combinations. These provisions could, under certain circumstances, delay or prevent a change in control of the Company and, accordingly, could adversely affect the price of our Common Stock.

We have never paid any dividends on our Common Stock.

We have not paid any cash dividends on our Common Stock since inception and do not expect to do so in the foreseeable future. Any dividends will be subject to the preferential cumulative dividend of $0.1253 per share and $1.00 per share payable on our outstanding Series B Preferred Stock and Series C Preferred Stock, respectively, held by Wyeth and dividends payable on any other preferred stock we may issue.

Our stock price is volatile.

The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our Common Stock. Factors which may affect our market price include:

•	results of clinical studies and regulatory reviews;

•	changes in the levels we spend to develop, acquire or license new compounds;

•	announcements by our corporate collaboration partners concerning our products, about which we generally have very limited control, if any, over the timing or content;

•	market conditions in the pharmaceutical and biotechnology industries;

•	competitive products;

•	financings or corporate collaborations;

•	sales or the possibility of sales of our Common Stock;

•
our results of operations and financial condition including variability in quarterly operating results due to timing and recognition of revenue, receipt of licensing, milestone and royalty payments, and regulatory progress and delays;

•	proprietary rights;

•	Redux-related litigation developments;

•	public concern as to the safety or commercial value of our products; and

•	general economic conditions.

The high and low sales prices of our Common Stock as reported by Nasdaq National Market were: $6.25 and $1.13 for fiscal 1999, $8.75 and $1.34 for fiscal 2000, $10.00 and $1.16 for fiscal 2001 and $12.83 and $0.85 for fiscal 2002. Our Common Stock is subject to delisting if our stock price drops below the bid price of $1.00 per share. If we were to fail to meet any of NASDAQ’s continued listing requirements, our Common Stock could be delisted from NASDAQ, the effects of which could include limited release of a market price of our Common Stock and limited news coverage and could result in an adverse effect on the market for our Common Stock.

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

As of December 13, 2002, we had 46,875,885 shares of Common Stock outstanding. Substantially all of these shares are eligible for sale without restriction. We issued 3,125,000 shares of our Common Stock in private placement in December 2001. The re-sale of those shares into the public market is covered under a prospectus filed with the Securities and Exchange Commission. These shares may be sold to the public by the owners with limited restrictions. Some of our other stockholders own restricted securities, and they may have to rely on Rule 144 of the Securities Act of 1933 which regulates the sale of restricted securities. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated), including persons who may be deemed to be “affiliates” of our company as that term is defined under the Securities Act of 1933, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

(i)	one percent of the then outstanding shares of Common Stock, or

(ii)	the average weekly trading volume in the Common Stock during the four calendar weeks preceding such sale.

Sales of restricted securities under Rule 144 are also subject to certain requirements as to the manner of sale, notice and the availability of current public information about us. However, a person who is not an affiliate and has beneficially owned such shares for at least two years is entitled to sell such shares without regard to the volume or other requirements.

Wyeth has the right, under certain circumstances, to require the Company to register for public sale 622,222 shares of Common Stock issuable to it upon conversion of the Series B and C Preferred Stock it owns. We have outstanding registration statements on Form S-3 relating to the resale of our shares of Common Stock and on Form S-8 relating to shares issuable under our 1989 Stock Option Plan, 1994 Long-Term Incentive Plan, 1995 Employee Stock Purchase Plan, 1997 Equity Incentive Plan, 1998 Employee Stock Option Plan and 2000 Stock Option Plan.

Sales of the shares of Common Stock subject to restricted stock awards, and the possibility of sales of such shares, private sales of securities or the possibility of resale of such shares in the public market may adversely affect the market price of our Common Stock.

Our stockholders could be diluted if we issue our shares subject to options, warrants, stock awards or other arrangements.

As of October 31, 2002, we had reserved the following shares of Common Stock for issuance:

•
10,224,000 shares issuable upon exercise of outstanding options and warrants, certain of which may be subject to anti-dilution provisions which provide for the adjustment to the conversion price and number of shares for option and warrant holders if we issue additional securities below certain prices;

•	622,222 shares upon conversion of Preferred Stock owned by Wyeth, subject to anti-dilution provisions; and

•	1,446,000 shares reserved for grant and issuance under the Company’s stock option plans, stock purchase plan and equity incentive plan.

We may grant additional options, warrants or stock awards. In addition, we may be required to issue additional shares of Common Stock in connection with technology acquisitions. To the extent such shares are issued, the interest of holders of Common Stock will be diluted.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Securities

The Company’s Common Stock trades on the Nasdaq National Market under the symbol “IDEV.” On  April 2, 2002, the Company’s shareholders approved the corporate name change from Interneuron Pharmaceuticals, Inc. to Indevus Pharmaceuticals, Inc. The Company began trading on the Nasdaq Stock Market under its new symbol, IDEV, on April 3, 2002. The table below sets forth the high and low sales prices of the Company’s Common Stock as reported by the Nasdaq National Market for the periods indicated. These prices are based on quotations between dealers, do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2002:
July 1 through September 30, 2002	$1.95	$0.95
April 1 through June 30, 2002	8.99	0.85
January 1 through March 31, 2002	12.83	7.57
October 1 through December 31, 2001	12.32	4.55

Fiscal Year Ended September 30, 2001:
July 1 through September 30, 2001	$8.90	$3.65
April 1 through June 30, 2001	10.00	2.53
January 1 through March 31, 2001	4.12	1.31
October 1 through December 31, 2000	2.44	1.16

Approximate Number of Equity Security Holders

The number of holders of record of the Company’s Common Stock as of September 30, 2002 was approximately 562.

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

Securities Authorized for Issuance under Equity Compensation Plans

Provided below is information required by Regulation S-K, Item 201(d) relative to the Company’s equity compensation plans and arrangements as of September 30, 2002:

Plan category	Number of Securities to be issued upon exercise of outstanding options and warrants (a)		Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (Excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,069,377		$4.21	1,395,184
Equity compensation plans or arrangements not approved by security holders	155,000	(1)	$5.51	13,082	(2)

Total	10,224,377		$4.23	1,408,266

(1)
Includes (i) an option to purchase 50,000 shares of Commons Stock granted to a director and (ii) warrants to purchase 105,000 shares of Common Stock issued to consultants to the Company, not pursuant to a plan or arrangement specifically approved by security holders (see Note I of the Notes to Consolidated Financial Statements).

(2)
Reflects the number of shares of Common Stock issuable pursuant to the remaining number of Restricted Stock Awards issuable under the Company’s 1997 Equity Incentive Plan which are available for future issuance other than upon the exercise of an option, warrant or right (see Note I of the Notes to Consolidated Financial Statements).

ITEM 6.    Selected Financial Data

The selected financial data presented below summarizes certain financial data which has been derived from and should be read in conjunction with the more detailed consolidated financial statements of the Company and the notes thereto which have been audited by PricewaterhouseCoopers LLP, independent accountants, whose report thereon is included elsewhere in this Annual Report on Form 10-K along with said financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended September 30,
	1998	1999	2000	2001	2002
	(Amounts in thousands except per share data)
Statement of Operations Data:
Revenues:
Contract and license fees	$6,488	$1,599	$27,754	$13,281	$968
Royalties	—	—	—	1,952	3,439

Total revenues	6,488	1,599	27,754	15,233	4,407
Cost of revenues	—	200	3,024	698	1,038
Research and development	39,762	35,510	3,158	5,301	13,309
Selling, general and administrative	21,975	11,030	6,823	7,238	8,090
Product withdrawal (1)	—	—	(1,757)	(5,582)	—
Purchase of in-process research and development	500	2,421	—	—	—
Income (loss) from operations	(55,749)	(47,562)	16,506	7,655	(18,030)
Investment income, net	5,465	2,189	1,868	1,811	987
Equity in net income (loss) of unconsolidated subsidiary	(4,040)	250	175	—	—
Income (loss) from continuing operations	(50,485)	(38,578)	19,956	8,509	(17,586)
Discontinued operations (2)	(19,477)	816	—	—	—
Cumulative effect of change in accounting principle (3)	—	—	—	(10,000)	—
Net income (loss)	$(69,962)	$(37,762)	$19,956	$(1,491)	$(17,586)
Income (loss) per common share from continuing operations—diluted	$(1.22)	$(0.92)	$0.46	$0.19	$(0.38)
Income (loss) per common share from discontinued operations—diluted	$(0.47)	$0.02	—	—	—
Loss per common share from cumulative effect of change in accounting principle—diluted	—	—	—	$(0.22)	—
Net income (loss) per common share—diluted	$(1.69)	$(0.90)	$0.46	$(0.03)	$(0.38)
Weighted average common shares—diluted	41,468	41,898	43,838	45,628	45,896
Proforma amounts assuming the 2001 accounting change relating to revenue recognition is applied retroactively (3):
Net income			$9,956	$8,509
Net income per common share:
Basic			$0.23	$0.20
Diluted			$0.23	$0.19

	September 30,
	1998	1999	2000	2001	2002
Balance Sheet Data:	(Amounts in thousands)
Working capital	$41,417	$4,083	$26,325	$23,970	$34,876
Total assets	78,197	26,638	46,826	34,917	43,931
Long-term portion of notes payable and capital lease obligations	1,663	2	—	—	—
Total liabilities	30,842	20,327	18,728	6,160	6,700
Accumulated deficit	(231,996)	(269,758)	(249,802)	(251,293)	(268,879)
Total stockholders’ equity	39,856	6,122	27,766	28,660	37,218

(1)	Relates to the market withdrawal of Redux. See Note H of Notes to Consolidated Financial Statements.
(2)	Relates to the discontinuation of operations of InterNutria, Inc., a consolidated subsidiary of the Company.
(3)	Relates to the adoption in fiscal 2001 of the provisions of SAB 101. See Note C of Notes to the Consolidated Financial Statements.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s audited, consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

General

Description of Company

Indevus is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late-stage clinical development. The Company is currently developing or has certain rights to five core compounds: trospium for overactive bladder, pagoclone for panic and GAD, citicoline for ischemic stroke, IP 751 for pain and inflammatory disorders, and PRO 2000 for the prevention of infection by HIV and other sexually transmitted pathogens.

Trospium

In November 1999, the Company licensed exclusive United States rights to trospium from Madaus in exchange for potential regulatory and sales milestone payments and royalties on net sales. In September 2002, the Company announced that a 523-patient, double-blind, placebo-controlled Phase III clinical trial with trospium met both of its primary endpoints and all of its overactive bladder secondary endpoints. Based on the results of this Phase III trial, the Company plans to file an NDA for trospium that will include the European clinical trial database during the second calendar quarter of 2003, contingent upon discussions with the FDA. The Company is responsible for all remaining development and commercialization activities for trospium and is evaluating commercial opportunities for the drug.

Pagoclone

In December 1999, the Company entered into the Pfizer Agreement under which it licensed to Pfizer exclusive, worldwide rights to develop and commercialize pagoclone. Under the Pfizer Agreement, the Company received $16,750,000, including an up-front payment of $13,750,000, and was entitled to receive additional payments contingent upon the achievement of clinical and regulatory milestones, as well as royalties on net sales. In addition, under the Pfizer Agreement, Pfizer was responsible for conducting and funding all clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis.

In June 2002, Pfizer informed the Company of the results of its most recent clinical trials with pagoclone in GAD and panic disorder, which did not achieve the level of efficacy established in previous trials. Accordingly, Pfizer elected not to pursue further development of the compound and has returned to the Company exclusive, worldwide development and commercialization rights to pagoclone. In August 2002, Aventis declined to exercise a contractual option to continue the development of pagoclone. As a result, the Company is pursuing a new worldwide development partnership for the commercialization of pagoclone. Under the Company’s agreement with Aventis, Aventis received a portion of the payments received by the Company from Pfizer and is entitled to receive a portion of payments from potential future pagoclone-related sublicensees of the Company.

Citicoline

In December 1999, the Company entered into the Takeda Agreement, under which the Company licensed to Takeda exclusive U.S. and Canadian commercialization rights to citicoline. Under the Takeda Agreement, the Company received $13,000,000 in licensing and other payments and was entitled to receive additional payments contingent upon the achievement of regulatory milestones, as well as royalties on net sales. In December 2000, Takeda notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the Takeda Agreement. Therefore, the Company has reacquired all rights to this compound. Indevus has signed a non-binding memorandum of agreement with a privately-held biotechnology company to fund the further development of citicoline. The finalization of this agreement is contingent upon the negotiation of a definitive contract and input from the FDA on the design and clinical endpoints of an additional large Phase III trial.

In fiscal 2000, the Company recognized $10,000,000 as contract and license fee revenue from Takeda and $3,000,000 related to a contractual product option as deferred revenue. In fiscal 2001, upon the expiration of the option, the Company recognized the previously deferred $3,000,000 as contract and license fee revenue. In the fourth quarter of fiscal 2001 the Company adopted SAB 101 and in doing so, reversed the $10,000,000 license fee revenue previously recognized in fiscal 2000 as the cumulative effect of a change in accounting principle and then recognized the $10,000,000 as revenue in September 2001 upon expiration of Takeda’s rights under the contract.

IP 751

The Company licensed exclusive, worldwide rights to IP 751, a compound in early clinical development to treat pain and inflammatory disorders, from ATV in July 2002, in exchange for an up-front licensing payment, development milestones and royalty payments. In December 2002, the Company announced results of a Phase II clinical trial in Germany showing that treatment with IP 751 significantly reduced neuropathic pain, with no significant adverse events and psychoactive properties. An IND for IP 751 has been filed with the FDA, and an initial Phase I clinical trial designed to assess its safety showed that it was well tolerated, with no clinically significant adverse events and no evidence of psychotropic activity. The Company is responsible for the clinical development, regulatory activities and commercialization of IP 751 and is currently determining the optimal clinical and regulatory plan for advancing this compound as a therapy for pain and inflammatory disorders.

PRO 2000

In June 2000, the Company licensed exclusive, worldwide rights to develop and market PRO 2000 from HDCI in exchange for an up-front payment, potential clinical and regulatory milestone payments and royalties on net sales. PRO 2000 is a candidate topical microbicide to prevent infection by HIV and other sexually transmitted pathogens. A number of clinical trials are ongoing or planned. These include a European Commission-funded Phase II safety trial in at-risk African women planned to begin in early 2003. The Company will owe its PRO 2000 licensor a $500,000 milestone payment subsequent to the initiation of this trial. In addition, an NIH-sponsored Phase II/III pivotal trial to determine the safety and efficacy of PRO 2000 in blocking male to female HIV transmission is planned to begin in 2003 in Africa and India. The study is expected to involve approximately 10,000 HIV-uninfected women at risk for acquiring HIV by virtue of living in countries where the risk of such infection is high.

An international collaboration of research groups in the United Kingdom and Africa was awarded a grant of approximately $22.7 million from the U.K.’s DFID in February 2002 to test the safety and efficacy of vaginal microbicides, including PRO 2000. The Clinical Trials Unit of the MRC and Imperial College in London will coordinate the program, which will involve researchers in South Africa, Uganda, Tanzania, Cameroon and Zambia. The DFID grant will support a broad, five-year program that will include a randomized, double-blind, placebo-controlled Phase III clinical trial of candidate microbicides. The Company is responsible for all remaining development and commercialization activities for PRO 2000.

In September 2001, the Company was awarded a $535,000 grant by the CONRAD Program under its Global Microbicide Project. This grant supported two toxicity studies being performed by the Company with PRO 2000. As of September 30, 2002, the Company received the full amount of this award and recorded it as revenue and the corresponding costs of $535,000 as cost of revenue.

In July 2002, the Company was awarded a $155,000 grant by Family Health International (“FHI”), a master contractor for a division of the NIH, to subsidize costs to package PRO 2000 for use in upcoming clinical trials. This amount is expected to be received and recognized as revenue as costs are incurred during the two fiscal years ending September 30, 2003.

Dersalazine

In September 2001, the Company licensed exclusive, worldwide rights to dersalazine, a compound for the treatment of inflammatory bowel disease, from Uriach, in exchange for an up-front licensing payment, as well as potential development milestone and royalty payments to Uriach. The Company is responsible for the clinical development, regulatory activities and commercialization of dersalazine. The Company recently completed a multi-dose Phase I trial in Europe. The Company does not believe that the trial met all of its objectives and is currently in discussions with its partner, Uriach, on whether or not the Company will participate in future clinical trials.

Sarafem

In June 1997, the Company licensed to Lilly exclusive, worldwide rights to Indevus’ patent covering the use of fluoxetine to treat certain conditions and symptoms associated with premenstrual syndrome. Lilly received approval in July 2000 for fluoxetine to treat premenstrual dysphoric disorder and is marketing the drug under the trade name Sarafem. The Company received royalties based on net sales of Sarafem through December 2001. In December 2002, the Company entered into a renegotiated licensing agreement with Lilly providing for an initial payment to the Company upon the signing of the agreement and royalty payments from Lilly to the Company based on net sales of Sarafem in the U.S. from October 1, 2002 until the expiration of the Company’s patent. In addition, the agreement includes other potential milestone payments to the Company from Lilly. Upon the completion of the conditional agreement announced by Galen in December 2002, Galen would acquire the U.S. sales and marketing rights to Sarafem from Lilly. If the conditional agreement is consummated between Lilly and Galen, any remaining milestone payments to Indevus from Lilly would be accelerated. MIT, our licensor, is entitled to a portion of payments made to Indevus by Lilly.

Redux (See Note H of Notes to Consolidated Financial Statements)

The Company entered into the AHP Indemnity and Release Agreement on May 30, 2001 pursuant to which Wyeth agreed to indemnify the Company against certain classes of product liability cases filed against Indevus related to Redux. The Company’s indemnification covers existing plaintiffs who have already opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs related to the Company’s defense of Redux-related product liability cases. The agreement also provides for Wyeth to fund additional insurance coverage to supplement the Company’s existing product liability insurance. The Company believes this total insurance coverage is sufficient to address its potential remaining Redux product liability exposure. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which the Company is not otherwise indemnified or covered under the AHP Indemnity and Release Agreement will not have a material adverse effect on the Company’s future business, results of operations or financial condition or that the potential of any such claims would not adversely affect the Company’s ability to obtain sufficient financing to fund operations. Up to the date of the AHP Indemnity and Release Agreement, the Company’s defense costs were paid by, or subject to reimbursement to the Company from, the Company’s product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by the Company or its insurers. In exchange for the indemnification, defense costs, and insurance coverage provided to Indevus by Wyeth, the Company agreed to dismiss its suit against Wyeth filed in January 2000, its appeal from the order approving Wyeth’s national class action settlement of diet drug claims, and its cross-claims against Wyeth related to Redux product liability legal actions.

As a result of the AHP Indemnity and Release Agreement, the Company believed that it was no longer probable that it would have to pay approximately $7,900,000 for estimated liabilities that had been established at the time Redux was withdrawn. Accordingly, the Company reversed these accruals in the year ended September 30, 2001 and reflected the reversal as a credit in product withdrawal in the Company’s Statement of Operations.

As of September 30, 2002, the Company had an outstanding insurance claim of approximately $3,735,000, including $3,698,000 of which the Company paid through September 30, 2002 to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to the Company by Reliance Insurance Company (“Reliance”).

In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting the Company’s best estimate given the available facts and circumstances. The amount the Company collects could differ from the $1,258,000 reflected as a noncurrent insurance claim receivable at September 30, 2002. It is uncertain when, if ever, the Company will collect any of its $3,735,000 of estimated claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5,000,000 limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

In October 2000, the District Court returned $1,757,000 to the Company from the initial payment the Company made to the District Court pursuant to a proposed Redux-related settlement which was rejected by the District Court. The Company reflected this amount at September 30, 2000 as a receivable and a credit in product withdrawal for the year ended September 30, 2000.

The product withdrawal net credit of $5,582,000 for the year ended September 30, 2001 consisted of credits of approximately $7,900,000 for Redux-related accruals reversed in fiscal 2001, as well as for insurance reimbursements of other Redux-related expenses, partially offset by a reserve for the insurance claim on Reliance and a noncash charge for the fair value of stock options granted to attorneys involved in the Wyeth Litigation.

On August 7, 2001, Columbia Casualty Company, one of the Company’s insurers for the period of May 1997 through May 1998, filed an action in the United States District Court for the District of Columbia against the Company. The lawsuit has been transferred to the U.S. District Court for the District of Massachusetts. The lawsuit is based upon a claim for breach of contract and declaratory judgment, seeking damages against the Company in excess of $20,000,000, the amount that the plaintiff has paid to the Company under its insurance policy. The plaintiff alleges that under the policy it was subrogated to any claim for indemnification that Indevus may have had against Wyeth related to Redux and that such claim was compromised without its consent when the Company entered into the AHP Indemnity and Release Agreement. On March 8, 2002, the Company filed an

Answer, Affirmative Defenses and Counterclaims to the action, including counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment pursuant to 28 U.S.C. Sections 2201 and 2202, and unfair or deceptive acts and/or unfair claims settlement practices. The Company is vigorously defending this litigation and believes it has meritorious defenses, however it is unable to predict the outcome of this litigation or the range of potential damages. An unfavorable outcome of this litigation could have a material adverse effect on the Company’s financial position and results of operations.

Critical Accounting Policies and Significant Judgments and Estimates

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. A critical accounting policy is a policy that is both important to the portrayal of the Company’s financial conditions and results, and requires management’s most difficult, subjective or complex judgements and estimates. While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements included in this Form 10-K for the fiscal year ended September 30, 2002, we consider our revenue recognition policy critical and therefore we state it below.

Revenue Recognition:    Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when the Company has a contractual right to receive such payment, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement.

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

Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize the Company’s licensed technologies and is recognized when the amount of and basis for such royalty payments are reported to the Company in accurate and appropriate form and in accordance with the related license agreement.

Cash received in advance of revenue recognition is recorded as deferred revenue.

Significant Judgments and Estimates

Insurance Claim Receivable

As of September 3, 2002, the Company had an outstanding insurance claim of approximately $3,735,000, including $3,698,000 of which the Company paid through September 30, 2002 to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to the Company by Reliance, which is in liquidation proceedings. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting the Company’s best estimate given the available facts and circumstances. The Company believes its reserve of $2,477,000 against the $3,735,000 of insurance claims on Reliance as of September 30, 2002 is a significant estimate reflecting management’s judgement. To the extent the Company does not collect the insurance claim receivable of $1,258,000, the Company would be required to record additional charges. Alternatively, if the Company collects amounts in excess of the current receivable balance, the Company would record a credit for the additional funds received in the statement of operations.

Redux-Related Liabilities

The Company also has an accrued liability of $1,321,000 for Redux-related expenses, including legal expenses. The amounts the Company ultimately pays could differ significantly from the amount currently accrued at September 30, 2002. To the extent the amounts paid differ from the amounts accrued, the Company will record a charge or credit to the statement of operations.

Results of Operations

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

The Company’s net loss increased $16,095,000 to $(17,586,000), or $(0.38) per share, basic, in fiscal 2002 from $(1,491,000), or $(0.03) per share, basic, in fiscal 2001. This increased net loss is primarily the result of a decrease in total revenues of $10,826,000, reflecting primarily the absence of the Takeda license revenue, increased research and development expense related to trospium, primarily for the recently-completed Phase III trial, the $5,582,000 credit in fiscal 2001 in product withdrawal resulting from the AHP Indemnity and Release Agreement, noncash compensation expense related to a stock option grant and modifications of stock option grants to a director and executive officers of the Company, offset by the $10,000,000 charge recognized in fiscal 2001 for the cumulative effect of a change in accounting principle resulting from the Company’s adoption of SAB 101 (See Notes C and M of Notes to Consolidated Financial Statements).

Royalty revenue of $3,439,000 and $1,952,000 in fiscal 2002 and fiscal 2001, respectively, pertained primarily to royalties from Lilly for sales of Sarafem. Contract and license fee revenue of $968,000 in fiscal 2002 consisted of a milestone payment from Amgen Inc. (“Amgen”) related to Amgen’s continuation of development of leptin receptor technology, funding of PRO 2000 development from CONRAD and FHI and other revenue. Contract and license fee revenue of $13,281,000 in fiscal 2001 consisted primarily of $13,000,000 related to the Takeda Agreement, which was recognized when Takeda’s rights under an option expired on September 30, 2001. Of the amount received from Takeda, $10,000,000 was recognized as revenue in fiscal 2000, deferred upon the Company’s adoption of SAB 101 and reflected as a $10,000,000 cumulative effect of a change in accounting principle in the Company’s fiscal 2001 results. This $10,000,000 was recognized as revenue in fiscal 2001 upon expiration of Takeda’s rights under the agreement.

Cost of revenues of $1,038,000 and $698,000 in fiscal 2002 and 2001, respectively, consisted primarily of amounts due or paid to MIT for its portion of the Sarafem royalty revenue and costs pertaining to the PRO 2000 development agreements.

Research and development expense increased $8,008,000, or 151%, to $13,309,000 in fiscal 2002 from $5,301,000 in fiscal 2001. This increase is primarily due to increased costs in fiscal 2002 from the Company’s development of trospium, including the Company’s 523-person Phase III clinical trial for trospium. Research and development expenses are expected to continue at least at current rates in fiscal 2003 for the continued development of trospium, including NDA-related efforts, PRO 2000, pagoclone and the Company’s other products. Total research and development expenses for fiscal 2002 substantially relate to the Company’s major compounds being developed as follows: trospium $10,625,000, pagoclone $323,000, citicoline $229,000, IP 751 $535,000 and PRO 2000 $884,000. The Company also incurred research and development expenses for fiscal 2002 of $1,477,000 related to dersalazine and other compounds and initiatives.

General and administrative expense increased $852,000, or 12%, to $8,090,000 in fiscal 2002 from $7,238,000 in fiscal 2001. This increase was primarily due to noncash compensation charges from modifications in fiscal 2002 of stock option grants to a director and executive officers of the Company, increased legal costs and pre-marketing costs related trospium partially offset by the absence in fiscal 2002 of costs related to the Company’s lawsuit against Wyeth and other decreased compensation-related costs. The Company does not expect to incur in fiscal 2003 substantial noncash compensation charges related to stock options but does expect to incur pre-marketing costs related to trospium.

The product withdrawal net credit of $5,582,000 for the year ended September 30, 2001 consisted of credits of approximately $7,900,000 for Redux-related accruals reversed in fiscal 2001, as well as for insurance reimbursements of other Redux-related expenses, partially offset by a reserve for the insurance claim on Reliance and a noncash charge for the fair value of stock options granted to attorneys involved in the Wyeth Litigation. (See Note H of Notes to Consolidated Financial Statements and Item 3. Legal Proceedings.)

Investment income decreased $824,000, or 45%, to $987,000 in fiscal 2002 from $1,811,000 in fiscal 2001 resulting from substantially reduced market interest rates despite higher average invested cash balances.

Impairment of equity securities of $487,000 and $810,000 in fiscal 2002 and 2001, respectively, reflects write downs of the Company’s investment in Incara to fair value as the decline in Incara common stock was deemed other than temporary.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

The Company had a net loss of $(1,491,000), or $(0.03) per share, basic, in fiscal 2001 compared to net income of $19,956,000, or $0.46 per share, diluted, in fiscal 2000. This change to net loss from net income is primarily the result of $15,233,000 of total revenues recognized in fiscal 2001 compared to $26,750,000 of contract and license fee revenue recognized from the Takeda and Pfizer Agreements in fiscal 2000, and a $10,000,000 charge recognized in fiscal 2001 for the cumulative effect of a change in accounting principle resulting from the Company’s adoption of SAB 101 (See Notes C and M of Notes to Consolidated Financial Statements), partially offset by a credit in product withdrawal of $5,582,000 primarily resulting from the AHP Indemnity and Release Agreement.

Contract and license fee revenue of $13,281,000 in fiscal 2001 consisted of $13,000,000 related to the Takeda Agreement, which was recognized when Takeda’s rights under an option expired on September 30, 2001, and $281,000 from the agreement with CONRAD. Contract and license fee revenue of $27,754,000 in fiscal 2000 included $16,750,000 received from Pfizer pursuant to the Pfizer Agreement, including $3,000,000 relating to Pfizer’s achievement of a clinical trial milestone, $10,000,000 received from Takeda pursuant to the Takeda Agreement and $1,000,000 received from Lilly relating to Lilly’s approval from the FDA to market Sarafem to treat PMDD in the U.S. Royalty revenue of $1,952,000 in fiscal 2001 pertained to royalties from Lilly for sales of Sarafem. The $10,000,000 received from Takeda, which was recognized as revenue in fiscal 2000, was deferred upon the Company’s adoption of SAB 101 and reflected as a $10,000,000 cumulative effect of a change in accounting principle in the Company’s fiscal 2001 results. This $10,000,000 was recognized as revenue in fiscal 2001 upon expiration of Takeda’s rights under the agreement.

Cost of revenues of $698,000 in fiscal 2001 consisted primarily of amounts due or paid to MIT for its portion of the Sarafem royalty revenue and costs of $281,000 pertaining to the agreement with CONRAD. Cost of revenues of $3,024,000 in fiscal 2000 consisted primarily of $2,800,000 related to the amount paid to Aventis for their portion of the contractual and milestone payments received by the Company from Pfizer and $200,000 paid to MIT for their portion of the milestone payment received by the Company from Lilly.

Research and development expense increased $2,143,000, or 68%, to $5,301,000 in fiscal 2001 from $3,158,000 in fiscal 2000. This increase is primarily due to increased costs in fiscal 2001 from the initiation of the Company’s 523-person Phase III clinical trial for trospium, increased costs for the development of PRO 2000, primarily for product production, and the initial license fee for the licensing of dersalazine. These increases were partially offset by decreased development costs for citicoline resulting from the completion of the 899-person Phase III clinical trial in fiscal 2000.

General and administrative expense increased $415,000, or 6%, to $7,238,000 in fiscal 2001 from $6,823,000 in fiscal 2000. This increase was primarily due to several factors, including increased noncash charges for stock options granted to consultants of the Company which resulted from the significant increase in the price of the Company’s common stock in fiscal 2001, increased employee compensation-related costs and increased costs related to the Company’s lawsuit against Wyeth. These increases were partially offset by diminished stock compensation charges for restricted stock awards granted pursuant to the Company’s 1997 Equity Incentive Plan.

The product withdrawal net credit of $5,582,000 for the year ended September 30, 2001 consisted of credits of approximately $7,900,000 for Redux-related accruals reversed in fiscal 2001, as well as for insurance reimbursements of other Redux-related expenses, partially offset by a reserve for the insurance claim on Reliance and a noncash charge for the fair value of stock options granted to attorneys involved in the Wyeth Litigation. (See Note H of Notes to Consolidated Financial Statements and Item 3. Legal Proceedings.)

Gain on disposition of equity securities of $1,550,000 in fiscal 2000 resulted from the Company’s sale of 288,000 shares of Incara common stock.

Impairment of equity securities of $810,000 in fiscal 2001 reflects the write down in September 2001 of the Company’s investment in Incara to fair value as the decline in Incara common stock was deemed other than temporary.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

At September 30, 2002, the Company had consolidated cash, cash equivalents and marketable securities of $41,543,000 compared to $31,171,000 at September 30, 2001. This increase of $10,372,000 is primarily due to receipt of approximately $24,095,000 from the issuance of common stock, including $23,313,000 of net proceeds from the Company’s December 2001 private placement of 3,125,000 shares of Common Stock, offset primarily by $14,609,000 of cash used in operating activities.

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

Product Development

The Company expects to continue to expend substantial additional amounts for the development of its products. In particular, the Company expects to expend a substantial amount during the next twelve months to fund development and regulatory activities for trospium. There can be no assurance that results of any ongoing or future pre-clinical or clinical trials will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with cGMP or successfully marketed in a timely manner, or at all, or that the Company will have sufficient funds to develop or commercialize any of its products.

The Company expects to rely on Madaus to manufacture trospium for commercial use. The Company believes that Madaus’ manufacturing facility for trospium does not currently meet cGMP requirements. Although Madaus is endeavoring to bring its manufacturing facility into compliance with cGMP requirements, failure to do so in a timely manner could cause a material delay in the NDA submission, FDA approval, if any, and commercialization of trospium. While the Company may seek a second source for trospium if Madaus is unable to meet all regulatory requirements or provide the necessary quantities of trospium in a timely manner, this could also cause a material delay in the NDA submission, FDA approval, if any, and commercialization of trospium.

Total research and development expenses incurred by the Company through September 30, 2002 on the major compounds currently being developed, including allocation of corporate general and administrative expenses, are approximately as follows: trospium $25,000,000, pagoclone $15,300,000, citicoline $77,000,000, PRO 2000 $6,300,000, and IP 751 $600,000. In June 2002, the Company re-acquired rights to pagoclone from Pfizer. During the period of the Pfizer Agreement, Pfizer and Warner Lambert and Company conducted and funded all development activities for pagoclone. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government- or agency-sponsored studies that could reduce the Company’s development costs. In the event the Company were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by the Company could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA. Given these uncertainties and other risks, variables and considerations related to each compound and regulatory uncertainties in general, the Company estimates remaining research and development costs, excluding allocation of corporate general and administrative expenses, through the preparation of an NDA for its major compounds currently being developed as follows: approximately $7,000,000 for trospium, approximately $15,000,000 for PRO 2000 and, approximately $40,000,000 for pagoclone. The Company does not plan to further develop citicoline without project-specific funding. The Company cannot reasonably estimate date of completion for any compound that is not at least in Phase III clinical development due to the uncertainty of the number of required trials and size of such trials and the duration of development. Actual costs and time to complete may differ significantly from the estimates.

Analysis of Cash Flows

Cash used in operating activities during fiscal 2002 of $14,609,000 consisted primarily of the net loss of $17,586,000, offset by $2,188,000 of noncash compensation, primarily related to a stock option grant to an officer of the Company and modifications to stock options of officers and a director of the Company.

Cash used by investing activities in fiscal 2002 of $14,292,000 consisted primarily of $14,282,000 of net outflows from purchases of marketable securities.

Cash provided by financing activities in fiscal 2002 of $23,955,000 consisted primarily of net proceeds from the Company’s December 2001 private placement of 3,125,000 shares of its Common Stock.

Commitments and Contingencies

At September 30, 2002, the Company’s future minimum payments under non-cancelable lease arrangements are as follows:

Fiscal Year	Operating Leases
2003	$543,000
2004	560,000
2005	555,000
2006	568,000
2007	312,000
Thereafter	—

Total lease payments	$2,538,000

Pursuant to certain of the Company’s in-licensing arrangements, the Company will owe payments to its licensors upon achievement of certain development and regulatory milestones; the Company cannot predict if or when such events will occur.

Other

Recent Accounting Pronouncements:    In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company as required, in fiscal year 2003. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material effect on the Company’s financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively and will thus be adopted by the Company in fiscal year 2003. The Company does not expect SFAS No. 144 will have a material effect on its financial position or results of operations.

In September, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”) which supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” The standard affects the accounting for restructuring charges and related activities. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have an impact on its financial position and results of operations.

In July 2000, the EITF released EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) for comment. EITF 00-21 addresses revenue recognition for arrangements with multiple deliverables. The draft of EITF 00-21 was approved in November 2002 and is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. The impact of EITF 00-21 on the Company’s financial statements has not yet been determined.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Indevus owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve Indevus capital until it is required to fund operations, including Indevus’ research and development activities. None of these market-risk sensitive instruments are held for trading purposes. Indevus does not own derivative financial instruments in its investment portfolio.

Interest Rate Risk

Indevus invests its cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate and money market instruments. These investments are denominated in U.S. dollars. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Indevus’ investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and Indevus has implemented guidelines limiting the duration of investments. Due to the conservative nature of these instruments, Indevus does not believe that it has a material exposure to interest rate risk.

ITEM 8.    Financial Statements and Supplementary Data

The response to this item is included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

The information required by Item 10: Directors and Executive Officers of the Registrant; Item 11: Executive Compensation; Item 12: Security Ownership of Certain Beneficial Owners and Management; and Item 13: Certain Relationships and Related Transactions will be included in and is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of its fiscal year except the information required by Regulation S-K, Item 201(d) which is reflected in Part II,  Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

ITEM 14.    Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for the purpose of timely alerting the appropriate individuals of the material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.	Financial Statements

        An index to Consolidated Financial Statements appears on page F-1.

2.	Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b)    Reports on Form 8-K

The following reports on Form 8-K were filed during the three month period ended September 30, 2002.

1.
On July 3, 2002, the Company filed a current report on Form 8-K reporting that on July 1, 2002 the Company licensed exclusive, worldwide rights from Atlantic Technology Ventures, Inc. to  IP 751, a novel anti-inflammatory and analgesic compound currently in clinical development.

2.
On September 26, 2002, the Company filed a current report on Form 8-K reporting that on September 24, 2002 the Company issued a press release announcing positive results from a Phase III clinical trial with trospium in overactive bladder.

(c)    Exhibits

3.4		—Restated Certificate of Incorporation of Registrant, as amended(22)
3.5		—By-Laws of Registrant(1)
4.4		—Certificate of Designation establishing Series C Preferred Stock(10)
4.8		—1997 Equity Incentive Plan and Form of Restricted Stock Award Agreement thereunder(25)
10.5		—Consultant and Non-competition Agreement between the Registrant, Richard Wurtman, M.D.(17)
10.6		—Assignment of Invention and Agreement between Richard Wurtman, M.D., Judith Wurtman and the Registrant(1)
10.7		—Management Agreement between the Registrant and Lindsay Rosenwald, M.D.(1)
10.9	(a)	—Restated and Amended 1989 Stock Option Plan(4)
10.11		—Restated Amendment to MIT Option Agreement(1)
10.12	(a)	—Patent and Know-How License Agreement between the Registrant and Les Laboratoires Servier (“Servier”) dated February 7, 1990 (“License Agreement”)(1)
10.12	(b)	—Revised Appendix A to License Agreement(1)
10.12	(c)	—Amendment Agreement between Registrant and Servier, Orsem and Oril Produits Chimiques dated November 19, 1992(2)(6)
10.12	(d)	—Amendment Agreement dated April 28, 1993 between Registrant and Servier(9)
10.12	(e)	—Consent and Amendment Agreement among Servier, American Home Products Corp. and Registrant(17)
10.13		—Trademark License Agreement between the Registrant and Orsem dated February 7, 1990(1)

10.14		—Supply Agreement between the Registrant and Oril Produits Chimiques dated February 7, 1990(1)(2)
10.16		—Assignment of Invention by Richard Wurtman, M.D. (1)
10.22	(a)	—License Agreement dated January 15, 1993, as amended, between the Registrant and Grupo Ferrer(2)(9)
10.22	(b)	—Addendum and Second Amendment to License Agreement between the Registrant and Ferrer Internacional S.A., dated June 1, 1998(29)
10.25		—License Agreement between the Registrant and the Massachusetts Institute of Technology(3)
10.37		—License Agreement dated as of February 15, 1992 between the Registrant and Massachusetts Institute of Technology(5)
10.40		—Patent and Know-How Sublicense and Supply Agreement between Registrant and American Cyanamid Company dated November 19, 1992(2)(6)
10.41		—Equity Investment Agreement between Registrant and American Cyanamid Company dated November 19, 1992(6)
10.42		—Trademark License Agreement between Registrant and American Cyanamid Company dated November 19, 1992(6)
10.44		—Consent Agreement between Registrant and Servier dated November 19, 1992(12)
10.45		—Agreement between Registrant and PAREXEL International Corporation dated October 22, 1992 (as of July 21, 1992)(2)(7)
10.46		—License Agreement dated February 9, 1993 between the Registrant and Massachusetts Institute of Technology(2)(8)
10.52		—License Agreement dated February 18, 1994 between Registrant and Rhone-Poulenc Rorer, S.A.(11)
10.55		—Patent License Agreement between Registrant and Massachusetts Institute of Technology dated March 1, 1994(11)
10.59		—Exhibit D to Agreement between Registrant and Parexel International Corporation dated as of March 15, 1994(2)(12)
10.60	(a)
—Acquisition Agreement dated as of May 13, 1994 among the Registrant, Intercardia, Inc., Cardiovascular Pharmacology Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the sellers named therein(13)

10.60	(b)	—Amendment dated June 15, 1994 to the Acquisition Agreement(13)
10.61		—License Agreement dated December 6, 1991 between Bristol-Myers Squibb and CPEC, as amended(2)(13)
10.61	(a)	—Letter Agreement dated November 18, 1994 between CPEC and Bristol-Myers Squibb(14)
10.65	(a)	—1994 Long-Term Incentive Plan, as amended(23)
10.68	(a)	—Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase Plan, as amended(19)
10.71		—Securities Purchase Agreement dated June 2, 1995 between the Registrant and Reliance Insurance Company, including Warrant and exhibits(15)
10.74		—Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings)(16)
10.78		—Contract Manufacturing Agreement dated November 20, 1995 between Registrant and Boehringer Ingelheim Pharmaceuticals, Inc.(2)(17)
10.83		—Co-promotion Agreement effective June 1, 1996 between Wyeth-Ayerst Laboratories and Interneuron Pharmaceuticals, Inc.(2)(18)
10.84		—Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc. dated July 12, 1996(18)
10.85		—Amendment No. 1 dated July 3, 1996 to Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc. dated July 12, 1996(2)(18)
10.86		—Lease Agreement between Transcell Technologies, Inc. and Cedar Brook Corporate Center, L.P., dated September 19, 1996, with Registrant guaranty(20)
10.87		—Lease dated February 5, 1997 between Registrant and Ledgemont Realty Trust(21)

10.93		—Form of Indemnification Agreement between Registrant and each director, executive officer and certain officers of the Registrant entered into as of October 6, 1997(26)
10.94		—1998 Employee Stock Option Plan(27)
10.95		—Agreement and Plan of Merger dated March 2, 1998 by and among Registrant, Intercardia, Inc. and Transcell Technologies, Inc.(28)
10.95	(a)	—Waiver and Consent Agreement dated May 8, 1998 by and among Registrant, Intercardia and Transcell(28)
10.96		—Assignment and Assumption and Royalty Agreement between Intercardia and Registrant dated May 8, 1998(29)
10.97		—License Agreement between Registrant and the Administrators of the Tulane Educational Fund dated April 29, 1998(29)
10.98		—Letter of Understanding between the Registrant and the Plaintiffs’ Management Committee dated September 3, 1998(30)
10.99		—Agreement of Compromise and Settlement, including Appendices, dated September 21, 1998, between the Registrant and the Plaintiffs’ Management Committee(31)
10.100		—Royalty Agreement between the Registrant and the Plaintiffs’ Management Committee effective as of September 21, 1998(32)
10.102		—Employment Agreement between Interneuron Pharmaceuticals, Inc. and Michael W. Rogers dated and effective as of February 23, 1999(34)
10.103		—Employment Agreement between Interneuron Pharmaceuticals, Inc. and Bobby W. Sandage, Jr. dated and effective as of March 15, 1999(34)
10.104		—Employment Agreement between Interneuron Pharmaceuticals, Inc. and Mark S. Butler dated and effective as of March 15, 1999(34)
10.105		—Employment Agreement between Interneuron Pharmaceuticals, Inc. and Glenn L. Cooper, M.D. dated and effective as of May 1, 1999(34)
10.108		—Exchange Agreement dated July 15, 1999 between Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.(35)
10.109		—Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999 among CPEC LLC, Interneuron Pharmaceuticals, Inc. and Intercardia, Inc.(35)
10.110		—Assignment, Assumption and License Agreement dated July 15, 1999 by and between CPEC LLC and Intercardia, Inc.(35)
10.113		—License Agreement effective as of November 26, 1999 between Madaus AG and Interneuron Pharmaceuticals, Inc.(37) (2)
10.114		—License Agreement effective as of December 2, 1999 by and between Interneuron Pharmaceuticals, Inc. and Takeda Chemical Industries, Ltd.(37) (2)
10.116		—License Agreement between Interneuron Pharmaceuticals, Inc. and Warner-Lambert Company effective as of December 23, 1999(38) (2)
10.116	(a)	—2000 Stock Option Plan(39)
10.117		—License Agreement by and between HeavenlyDoor.com, Inc. and Interneuron Pharmaceuticals, Inc. dated June 14, 2000(40) (2)
10.118		—Fiscal 2001 Senior Executive Bonus Plan, as adopted by the Board of Directors on September 13, 2000(41)
10.119		—License Agreement by and between Charles S. Lieber, M.D. and Interneuron Pharmaceuticals, Inc. dated December 26, 2000(42) (2)
10.120		—Indemnity and Release Agreement between American Home Products Corporation and Interneuron Pharmaceuticals, Inc. dated as of May 30, 2001(43) (2)
10.121		—Amendment dated June 22, 2001 to License Agreement dated December 23, 1999 between Interneuron Pharmaceuticals, Inc. and Warner-Lambert Company(2) (44)
10.122		—Agreement by and between J. Uriach & Cia., S.A. and Interneuron Pharmaceuticals, Inc. dated September 28, 2001(2) (44)
10.123		—Fiscal 2002 Senior Executive Bonus Plan, as adopted by the Board of Directors on September 26, 2001(44)

10.124	—Form of Stock Purchase Agreement dated December 20, 2001 between Indevus Pharmaceuticals, Inc. and the Investors named on Schedule A attached thereto (45)
10.125	—License Agreement by and between Atlantic Technology Ventures, Inc. and Indevus Pharmaceuticals, Inc. dated June 28, 2002(2) (46)
10.126	—Fiscal 2003 Senior Executive Bonus Plan, as adopted by the Board of Directors on December 10, 2002 (47)
10.127	—Employment Agreement dated and effective as of October 1, 2002 by and between Indevus Pharmaceuticals, Inc. and Glenn L. Cooper, M.D. (47)
21	—List of Subsidiaries
23	—Consent of PricewaterhouseCoopers LLP
99.1	—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, M.D., Chief Executive Officer(47)
99.2	—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer(47)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
(2)	Confidential Treatment granted for a portion of this Exhibit.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1990.
(4)	Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1992.
(6)	Incorporated by reference to the Registrant’s Form 8-K dated November 30, 1992.
(6a)	Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1992
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1993.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1993.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1994.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 20, 1994.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
(15)	Incorporated by reference to the Registrant’s Report on Form 8-K dated June 2, 1995.
(16)	Incorporated by reference to the Registrant’s Report on Form 8-K dated August 16, 1995.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q or 10-Q/A for the period ended June 30, 1996.
(19)	Incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-3 (File No. 333-1273) filed March 15, 1996.
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1996.
(22)	Incorporated by reference to Exhibit 3.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(25)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-40315) filed November 14, 1997.
(26)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(27)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1997.
(28)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(29)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(30)	Incorporated by reference as to Exhibit 99.1 of Registrant’s Form 8-K dated September 3, 1998.
(31)	Incorporated by reference as to Exhibit 99.2 of Registrant’s From 8-K dated September 28, 1998.
(32)	Incorporated by reference as to Exhibit 99.3 of Registrant’s Form 8-K dated September 28, 1998.
(34)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(35)	Incorporated by reference to Registrant’s Form 8-K dated July 27, 1999.
(37)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999.
(38)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1999.
(39)	Incorporated by reference to Registrant’s Definitive Proxy Statement filed January 28, 2000
(40)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(41)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000
(42)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2000.
(43)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(44)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
(45)	Incorporated by reference to Exhibit 10.124 of Registrant’s Form 8-K dated December 21, 2001.
(46)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(47)	Filed with this document.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 2002

INDEVUS PHARMACEUTICALS, INC.

By:	/S/ GLENN L. COOPER, M.D. Glenn L. Cooper, M.D. President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacity and as of the date indicated.

Name	Title	Date
/S/ GLENN L. COOPER. M.D. Glenn L. Cooper, M.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	December 23, 2002

/S/ HARRY GRAY Harry Gray	Director	December 23, 2002

/S/ ALEXANDER M. HAIG, JR. Alexander M. Haig, Jr.	Director	December 23, 2002

/S/ MALCOLM MORVILLE Malcolm Morville	Director	December 23, 2002

/S/ LINDSAY ROSENWALD, M.D. Lindsay Rosenwald, M.D.	Director	December 23, 2002

/s/ LEE J. SCHROEDER Lee J. Schroeder	Director	December 23, 2002

David B. Sharrock	Director	December , 2002

/S/ MICHAEL W. ROGERS Michael W. Rogers	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	December 23, 2002

/S/ DALE RITTER Dale Ritter	Senior Vice President, Finance, (Principal Accounting Officer)	December 23, 2002

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,
AS PROMULGATED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Glenn L. Cooper, Chief Executive Officer of Indevus Pharmaceuticals, Inc. certify that:

1.	I have reviewed this Annual report on Form 10-K of Indevus Pharmaceuticals, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.
The issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report was being prepared;

(b)	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (“Evaluation Date”); and

(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The issuer’s other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.
The issuer’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ GLENN L. COOPER
Chief Executive Officer December 23, 2002

CERTIFICATION PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14,
AS PROMULGATED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael W. Rogers, Chief Financial Officer of Indevus Pharmaceuticals, Inc. certify that:

1.	I have reviewed this Annual report on Form 10-K of Indevus Pharmaceuticals, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4.
The issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report was being prepared;

(b)	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (“Evaluation Date”); and

(c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The issuer’s other certifying officer and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.
The issuer’s other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ MICHAEL W. ROGERS
Chief Financial Officer December 23, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Indevus Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Indevus Pharmaceuticals, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note C of notes to the consolidated financial statements, during the year ended September 30, 2001, the Company changed its method of accounting for revenue recognition to conform with the requirements of the Securities and Exchange Commissions’ Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts
November 13, 2002, except as to the information
in Note P for which the date is December 16, 2002

INDEVUS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except share data)

	September 30, 2002	September 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$19,977	$24,923
Marketable securities	20,516	4,479
Accounts receivable	550	331
Prepaids and other current assets	533	397

Total current assets	41,576	30,130
Marketable securities	1,050	2,769
Equity securities	31	693
Property and equipment, net	16	67
Insurance claim receivable	1,258	1,258

Total assets	$43,931	$34,917

LIABILITIES
Current liabilities:
Accounts payable	$350	$53
Accrued expenses	6,326	6,107
Deferred revenue	24	—

Total current liabilities	6,700	6,160

Minority interest	13	97

Commitments and obligations (Notes G and H)

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized:
Series B, 239,425 shares issued and outstanding (liquidation preference at September 30, 2002 $3,026)	3,000	3,000
Series C, 5,000 shares issued and outstanding (liquidation preference at September 30, 2002 $502)	500	500
Common stock, $.001 par value, 80,000,000 shares authorized; 46,875,885 and 43,283,016 shares issued and outstanding at September 30, 2002 and 2001, respectively	47	43
Additional paid-in capital	302,678	276,399
Accumulated deficit	(268,879)	(251,293)
Accumulated other comprehensive income (loss)	(128)	11

Total stockholders’ equity	37,218	28,660

Total liabilities and stockholders’ equity	$43,931	$34,917

The accompanying notes are an integral part of the consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)

	For the years ended September 30,
	2002	2001	2000
Revenues:
Contract and license fees	$968	$13,281	$27,754
Royalties	3,439	1,952	—

Total revenues	4,407	15,233	27,754

Costs and expenses:
Cost of revenues	1,038	698	3,024
Research and development	13,309	5,301	3,158
General and administrative	8,090	7,238	6,823
Product withdrawal, net	—	(5,582)	(1,757)

Total costs and expenses	22,437	7,655	11,248

Income (loss) from operations	(18,030)	7,578	16,506

Investment income, net	987	1,811	1,868
Equity in net income of unconsolidated subsidiary	—	—	175
Gain (loss) on disposition of equity securities	—	(43)	1,550
Impairment of equity securities	(487)	(810)	—
Minority interest	(56)	(27)	(143)

Income (loss) before cumulative effect of change in accounting principle	(17,586)	8,509	19,956
Cumulative effect of change in accounting principle	—	(10,000)	—

Net income (loss)	$(17,586)	$(1,491)	$19,956

Income (loss) per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.38)	$0.20	$0.47
Cumulative effect of change in accounting principle	—	(0.23)	—

Net income (loss)	$(0.38)	$(0.03)	$0.47

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.38)	$0.19	$0.46
Cumulative effect of change in accounting principle	—	(0.22)	—

Net income (loss)	$(0.38)	$(0.03)	$0.46

Weighted average common shares outstanding:
Basic	45,896	42,948	42,487

Diluted	45,896	45,628	43,838

The accompanying notes are an integral part of the consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollar amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid-In Capital
	Number of Shares	Par Value Amount	Number of Shares	Amount
Balance at September 30, 1999	42,019,426	$42	244,425	$3,500	$272,337
Proceeds from exercise of stock options	112,014				462
Proceeds from offering of Employee Stock Purchase Plan	13,197				28
Dividends on preferred stock					(35)
Stock-based compensation and other	635,855	1			1,219
Comprehensive income:
Net income
Unrealized net income on marketable and equity securities
Total comprehensive income

Balance at September 30, 2000	42,780,492	43	244,425	3,500	274,011
Purchase of treasury stock
Proceeds from exercise of stock options	232,000				644
Proceeds from offering of Employee Stock Purchase Plan	33,713				47
Dividends on preferred stock					(35)
Stock-based compensation and other	236,811				1,732
Comprehensive loss:
Net loss
Unrealized net loss on marketable securities
Total comprehensive loss

Balance at September 30, 2001	43,283,016	43	244,425	3,500	276,399
Private placement of common stock, net of issuance costs of $1,688	3,125,000	4			23,309
Proceeds from exercise of stock options and warrants	161,301				620
Proceeds from offering of Employee Stock Purchase Plan	77,478				162
Dividends on preferred stock					(35)
Stock-based compensation and other	229,090				2,223
Comprehensive loss:
Net loss
Unrealized net loss on marketable and equity securities
Total comprehensive loss

Balance at September 30, 2002	46,875,885	$47	244,425	$3,500	$302,678

The accompanying notes are an integral part of the consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (cont.)
(Dollar amounts in thousands)

	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Equity	Comprehensive Income (Loss)
			Number of Shares	Amount
Balance at September 30, 1999	$(269,758)	$1			$6,122
Proceeds from exercise of stock options					462
Proceeds from offering of Employee Stock Purchase Plan					28
Dividends on preferred stock					(35)
Stock-based compensation and other					1,220
Comprehensive income:
Net income	19,956				19,956	$19,956
Unrealized net income on marketable and equity securities		13			13	13

Total comprehensive income						$19,969

Balance at September 30, 2000	(249,802)	14			27,766
Purchase of treasury stock			(14,500)	$(75)	(75)
Proceeds from exercise of stock options					644
Proceeds from offering of Employee Stock Purchase Plan			14,500	75	122
Dividends on preferred stock					(35)
Stock-based compensation and other					1,732
Comprehensive loss:
Net loss	(1,491)				(1,491)	$(1,491)
Unrealized net loss on marketable securities		(3)			(3)	(3)

Total comprehensive loss						$(1,494)

Balance at September 30, 2001	(251,293)	11	—	—	28,660
Private placement of common stock, net of issuance costs of $1,688					23,313
Proceeds from exercise of stock options and warrants					620
Proceeds from offering of Employee Stock Purchase Plan					162
Dividends on preferred stock					(35)
Stock-based compensation and other					2,223
Comprehensive loss:
Net loss	(17,586)				(17,586)	$(17,586)
Unrealized net loss on marketable and equity securities		(139)			(139)	(139)

Total comprehensive loss						$(17,725)

Balance at September 30, 2002	$(268,879)	$(128)	—	$—	$37,218

The accompanying notes are an integral part of the consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the years ended September 30,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(17,586)	$(1,491)	$19,956
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	59	105	206
Minority interest in net income of unconsolidated subsidiary	56	27	143
Equity in income of unconsolidated subsidiary	—	—	(175)
Loss on disposal of property and equipment	2	—	25
(Gain) loss on disposition of investment securities	—	43	(1,550)
Noncash compensation	2,188	1,697	1,184
Impairment of equity securities	487	810	—
Changes in assets and liabilities:
Accounts receivable	(219)	102	352
Insurance claim receivable	—	7,177	(8,435)
Settlement deposit receivable	—	1,757	(1,757)
Prepaid and other assets	(136)	280	1,310
Accounts payable	297	(69)	(35)
Deferred revenue	24	(3,000)	3,000
Accrued expenses and other liabilities	219	(9,419)	(4,495)

Net cash (used in) provided by operating activities	(14,609)	(1,981)	9,729

Cash flows from investing activities:
Capital expenditures	(11)	(26)	(16)
Proceeds from sale of property and equipment	1	—	42
Purchase of marketable securities	(26,297)	(9,718)	(13,773)
Proceeds from maturities and sales of marketable securities	12,015	11,350	7,357
Proceeds from sale of equity securities	—	—	1,755

Net cash (used in) provided by investing activities	(14,292)	1,606	(4,635)

Cash flows from financing activities:
Net proceeds from issuance of common and treasury stock	24,095	766	491
Distribution to minority interest stockholder	(140)	(262)	—
Purchase of treasury stock	—	(75)	—
Principal payments of capital lease obligations	—	(2)	(68)

Net cash provided by financing activities	23,955	427	423

Net change in cash and cash equivalents	(4,946)	52	5,517
Cash and cash equivalents at beginning of period	24,923	24,871	19,354

Cash and cash equivalents at end of period	$19,977	$24,923	$24,871

The accompanying notes are an integral part of the consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Nature of the Business

Indevus Pharmaceuticals, Inc. (“Indevus” or the “Company”) is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late stage clinical development. The Company is currently developing or has certain rights to five core compounds. The names of those compounds and their intended uses are as follows: trospium for overactive bladder, pagoclone for panic and generalized anxiety disorders (“GAD”), citicoline for ischemic stroke, IP 751 for pain and inflammatory disorders, and PRO 2000 for the prevention of infection by the human immunodeficiency virus (“HIV”) and other sexually transmitted pathogens.

The Company has also engaged in the development of products and technologies through consolidated subsidiaries: CPEC LLC, and InterNutria, Inc. (“InterNutria”). As of September 30, 1998, InterNutria was classified as a discontinued operation. (See Note N.)

On September 15, 1997, the Company and Wyeth-Ayerst Laboratories (“Wyeth-Ayerst”), a division of Wyeth (“Wyeth,” formerly American Home Products Corp.) announced a withdrawal of the weight loss medication Redux™ (dexfenfluramine hydrochloride capsules) C-IV. The market withdrawal of Redux resulted in the recognition of certain charges to operations and accrued liabilities in fiscal 1997. On May 30, 2001, the Company entered into an Indemnity and Release Agreement (the “AHP Indemnity and Release Agreement”) with Wyeth which provides for Wyeth’s indemnification of the Company with respect to certain classes of product liability claims filed against the Company related to Redux. The AHP Indemnity and Release Agreement resulted in the reversal of certain of the liabilities recorded in fiscal 1997 and credits to operations under product withdrawal in fiscal 2001. (See Note H.)

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

Cash, Cash Equivalents and Marketable Securities:    The Company invests available cash primarily in short-term bank deposits, money market funds, U.S. commercial paper and domestic and foreign government securities. Cash and cash equivalents includes investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. At September 30, 2002 and 2001, all investments held were classified as “available-for-sale.” Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss until realized. The fair value of these securities is based on quoted market prices.

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment:    Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method based upon the following estimated useful lives:

Office equipment	2 to 5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged, respectively, to operations.

Impairment of Long-Lived Assets:    The Company evaluates the recoverability of its long-lived assets when the facts and circumstances suggest that these assets may be impaired. When the Company conducts an evaluation they consider several factors, including operating results, business plans, economic projections, strategic plans and market emphasis. Unrealizable long-lived asset values are charged to operations if the Company’s evaluations indicate that the value of these assets is impaired.

Revenue Recognition:    Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of the Company’s product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when the Company has a contractual right to receive such payment, provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement.

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

Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize the Company’s licensed technologies and is recognized when the amount of and basis for such royalty payments are reported to the Company in accurate and appropriate form and in accordance with the related license agreement.

Cash received in advance of revenue recognition is recorded as deferred revenue.

Research and Development:    Research and development costs are expensed in the period incurred. Included in research and development costs are wages, benefits and other operational costs related to the Company’s research and development department and employees, allocations of facilities costs, external costs of outside contractors engaged to conduct clinical trials and other clinical studies, and costs of consultants.

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

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation:    The Company accounts for stock options granted to employees and board members in accordance with Accounting Principles Board Opinion No. 25 (“APB Opinion No. 25”) and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44. The Company utilitizes the disclosure-only alternative permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The Company has disclosed pro forma net income and loss and pro forma net income and loss per share for fiscal 2002, 2001, and 2000 in Note I using the fair value method. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services.”

Comprehensive Income or Loss:    Components of comprehensive income or loss are net income or loss and all other non-owner changes in equity such as the change in the cumulative gain or loss on marketable securities. The Company presents comprehensive income or loss in its consolidated statements of stockholders’ equity.

Segment Information:    The Company operates in one business segment, drug development and commercialization. The Company follows the requirements of SFAS No.131, “Disclosures about Segments of an Enterprise and Related Information.”

Recent Accounting Pronouncements:    In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company as required, in fiscal year 2003.The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material effect on the Company’s financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. The Company does not expect SFAS No. 144 will have a material effect on its financial position or results of operations.

In September, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”) which supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” The standard affects the accounting for restructuring charges and related activities. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have an impact on its financial position and results of operations.

In July 2000, the EITF released EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) for comment. EITF 00-21 addresses revenue recognition for arrangements with multiple deliverables. The draft of EITF 00-21 was approved in November 2002 and is effective for revenue arrangements entered into in fiscal years beginning after June 15, 2003, with early adoption permitted. The impact of EITF 00-21 on the Company’s financial statements has not yet been determined.

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.    Change in Accounting Principle

In the fourth quarter of fiscal 2001, the Company adopted the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), retroactive to October 1, 2000, the beginning of fiscal 2001. SAB 101 was issued to provide guidance related to revenue recognition policies based upon interpretations and practices followed by the SEC. Prior to the Company’s adoption of SAB 101, the Company recognized revenue from license agreements when earned under the terms of the agreements. License payments were recognized as revenue when the Company had a contractual right to receive such payments and contractual milestone payments were recognized when the Company received appropriate notification that such milestones were achieved. In adopting SAB 101, where the Company has no continuing involvement, non-refundable license payments are recorded as revenue when the Company has a contractual right to such payments and milestones are recorded when the Company receives appropriate notification from the licensee of achievement of the milestone. However, when non-refundable license fees are received pursuant to an arrangement in which the Company has no continuing involvement but which also provides the licensee with an option to license additional compounds from the Company, SAB 101 requires deferral of such license fees until the licensee’s option has lapsed. As a result of the adoption of SAB 101, the Company recorded a noncash charge of $10,000,000 in fiscal 2001 for the cumulative effect of a change in accounting principle to defer license fee revenue previously recognized in fiscal 2000 related to a license agreement which provided the licensee with an option to license an alternative compound. The impact of the adoption of SAB 101 was to defer revenue recognized for such license agreement from fiscal 2000 to the fourth quarter of fiscal 2001 when the option lapsed. The first three quarters of fiscal 2001 have been restated in accordance with SAB 101 (See Note O).

Presented below are pro forma consolidated amounts, assuming the change in accounting principle is applied retroactively to October 1, 1999:

	Years ended September 30,
	2001	2000
Total revenues	$15,233,000	$17,754,000
Net income	8,509,000	9,956,000
Net income per common share:
Basic	$0.20	$0.23
Diluted	$0.19	$0.23

D.    Marketable Securities

Investments in marketable securities consisted of the following at September 30, 2002 and 2001:

	2002		2001
	Cost	Market Value	Cost	Market Value
U.S. corporate notes	$15,479,000	$15,505,000	$5,235,000	$5,259,000
U.S. government obligations	5,050,000	5,063,000	—	—
State government obligations	—	—	2,003,000	$1,989,000
Foreign government obligations	997,000	998,000	—	—

	$21,526,000	$21,566,000	$7,238,000	$7,248,000

At September 30, 2002, gross unrealized gains and losses on marketable securities were $49,000 and $9,000, respectively. At September 30, 2001, gross unrealized gains and losses were $24,000 and $14,000,

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. At September 30, 2002, $20,516,000 of marketable securities mature within one year and $1,050,000 mature beyond one year but within two years from the balance sheet date. At September 30, 2001, $4,479,000 of marketable securities mature within one year and $2,769,000 mature beyond one year but within five years from the balance sheet date.

E.    Property and Equipment

At September 30, 2002 and 2001, property and equipment consisted of the following:

	2002	2001
Office equipment	$762,000	$1,002,000
Leasehold improvements	362,000	362,000

	1,124,000	1,364,000
Less: accumulated depreciation and amortization	(1,108,000)	(1,297,000)

	$16,000	$67,000

There were no assets under capital leases at September 30, 2002 and 2001, respectively. Depreciation expense related to assets under capital leases amounted to $4,000 and $60,000, for the years ended September 30, 2001 and 2000, respectively. Assets financed through capital leases consisted primarily of office equipment. The Company paid $4,000 in interest expense during the year ended September 30, 2000 related to capital lease obligations.

Depreciation and amortization expenses for the years ended September 30, 2002, 2001, and 2000 were $59,000, $105,000, and $206,000, respectively.

F.    Accrued Expenses

At September 30, 2002 and 2001, accrued expenses consisted of the following:

	2002	2001
Clinical and sponsored research	$2,405,000	$1,189,000
Redux related	1,321,000	2,023,000
Compensation related	1,425,000	750,000
Product license fees	—	733,000
Professional fees	629,000	318,000
Withholding taxes	—	497,000
Other	546,000	597,000

	$6,326,000	$6,107,000

G.    Commitments and Obligations

The Company leases its facilities, as well as certain office equipment and furniture under non-cancelable operating leases. Rent expense under these leases was approximately $809,000, $718,000, and $738,000, for the years ended September 30, 2002, 2001, and 2000, respectively.

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2002, the Company’s future minimum payments under non-cancelable lease arrangements are as follows:

Fiscal Year	Operating Leases
2003	$543,000
2004	560,000
2005	555,000
2006	568,000
2007	312,000
Thereafter	—

Total lease payments	$2,538,000

The Company guaranteed the first five years of the performance of Incara Pharmaceuticals, Inc. (“Incara”) under a facilities lease agreement for an entity sold by the Company to Incara. If Incara defaults on such lease agreement, the Company will become obligated to Incara’s lessor. Such lease expired in May 2002 and no claims have been made against the Company.

Pursuant to certain of the Company’s in-licensing arrangements, the Company will owe payments to its licensors upon achievement of certain development and regulatory milestones; the Company cannot predict if or when such events will occur.

H.    Withdrawal of Redux, Legal Proceedings, Insurance Claims, and Related Contingencies

In May 2001, the Company entered into the AHP Indemnity and Release Agreement pursuant to which Wyeth agreed to indemnify the Company against certain classes of product liability cases filed against the Company related to Redux (dexfenfluramine), a prescription anti-obesity compound withdrawn from the market in September 1997. This indemnification covers existing plaintiffs who have already opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs related to the Company’s defense of Redux-related product liability cases. Also, pursuant to the agreement, Wyeth has funded additional insurance coverage to supplement the Company’s existing product liability insurance. The Company believes this total insurance coverage is sufficient to address its potential remaining Redux product liability exposure. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which the Company is not otherwise indemnified or covered under the AHP Indemnity and Release Agreement will not have a material adverse effect on the Company’s future business, results of operations or financial condition or that the potential of any such claims would not adversely affect the Company’s ability to obtain sufficient financing to fund operations. Up to the date of the AHP Indemnity and Release Agreement, the Company’s defense costs were paid by, or subject to reimbursement to the Company from, the Company’s product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by the Company or its insurers. In exchange for the indemnification, defense costs, and insurance coverage provided to Indevus by Wyeth, the Company agreed to dismiss its suit against Wyeth filed in January 2000, its appeal from the order approving Wyeth’s national class action settlement of diet drug claims, and its cross-claims against Wyeth related to Redux product liability legal actions.

As a result of the AHP Indemnity and Release Agreement, the Company believed that it was no longer probable that it would have to pay approximately $7,900,000 for estimated liabilities that had been established at the time Redux was withdrawn. Accordingly, the Company reversed these accruals in the year ended

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 30, 2001 and reflected the reversal as a credit in product withdrawal in the Company’s Statement of Operations.

In fiscal 1999, the Company’s three product liability insurers filed actions against Les Laboratoires Servier (“Servier”) and the Company in the District Court for the Eastern District of Pennsylvania (the “District Court”) pursuant to the federal interpleader statute. The aggregate limit of the three commercial excess insurance policies issued by the insurers to the Company is $40,000,000. The insurers alleged that the Company asserted claims against these policies, and Servier, as an additional insured under these policies, asserted its right to claim against these policies. The insurers deposited the available proceeds up to the limits of their policies (the “Deposited Funds”), certain of which are subject to ongoing claims by the Company and Servier, into the registry of the District Court. In October 2000, the District Court dismissed the interpleader actions and the Deposited Funds were subsequently returned to the insurance companies.

In January 2001, the Company was reimbursed $8,419,000 from one of its insurers for litigation expenses previously paid by the Company and for other Redux-related costs. Of this amount, $618,000 of other Redux-related expenses are included as a credit in the Company’s Statement of Operations for the year ended September 30, 2001 under product withdrawal. As of September 30, 2002, the Company had an outstanding insurance claim of $3,735,000, including $3,698,000 of which the Company paid through September 30, 2002 to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to the Company by Reliance Insurance Company (“Reliance”).

In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting the Company’s best estimate given the available facts and circumstances. The amount the Company collects could differ from the $1,258,000 reflected as a noncurrent insurance claim receivable at September 30, 2002. It is uncertain when, if ever, the Company will collect any of its $3,735,000 of estimated claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5,000,000 limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

In October 2000, the District Court returned $1,757,000 to the Company from the initial payment the Company made to the District Court pursuant to a proposed settlement which was rejected by the District Court. The Company reflected this amount at September 30, 2000 as a receivable and a credit in product withdrawal for the year ended September 30, 2000.

The product withdrawal net credit of $5,582,000 for the year ended September 30, 2001 consisted of credits of approximately $7,900,000 for Redux-related accruals reversed in fiscal 2001, as well as for insurance reimbursements of other Redux-related expenses, partially offset by a reserve for the insurance claim on Reliance and a noncash charge for the fair value of stock options granted to attorneys involved in the Company’s lawsuit against Wyeth.

On August 7, 2001, Columbia Casualty Company (“CNA”), one of the Company’s insurers for the period of May 1997 through May 1998, filed an action in the United States District Court for the District of Columbia against the Company. The lawsuit is based upon a claim for breach of contract and declaratory judgment, seeking

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damages against the Company in excess of $20,000,000, the amount that the plaintiff has paid to the Company under its insurance policy. The plaintiff alleges that under the policy it was subrogated to any claim for indemnification that Indevus may have had against Wyeth related to Redux and that such claim was compromised without its consent when the Company entered into the AHP Indemnity and Release Agreement. The Company is vigorously defending this litigation and believes it has meritorious defenses, however it is unable to predict the outcome of this litigation or the range of potential damages. An unfavorable outcome of this litigation could have a material adverse effect on the Company’s financial position and results of operations.

I.    Stockholders’ Equity

Preferred Stock:    The Certificate of Incorporation of the Company authorizes the issuance of 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions, including the dividend, conversion, voting, redemption (including sinking fund provisions), and other rights, liquidation preferences, and the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders of the Company. In fiscal 1993, the Company issued shares of Series B and Series C Preferred Stock in connection with an agreement with Wyeth. (See Note M.)

Common Stock:    In December 2001, the Company completed a private placement of 3,125,000 shares of its Common Stock which resulted in net proceeds to the Company of $23,313,000.

Stock Options and Warrants:    The Company’s 1989 Stock Option Plan (the “1989 Plan”) expired in 1999, however incentive and non-qualified options granted to employees, officers, directors and consultants pursuant to the 1989 Plan which were outstanding as of the date of the 1989 Plan’s expiration may be exercised until cancelled or expired. Under the Company’s 1994 Long-Term Incentive Plan (the “1994 Plan”), incentive and non-qualified options to purchase 6,000,000 shares may be granted. Under the 1998 Stock Option Plan (the “1998 Plan”), incentive and non-qualified options to purchase 1,500,000 shares may be granted. Under the Company’s 2000 Stock Option Plan (the “2000 Plan”), incentive and non-qualified options to purchase 2,500,000 shares may be granted. Under the 1994 Plan, the 1998 Plan, and the 2000 Plan, and under the 1989 Plan prior to its expiration (collectively the “Option Plans”), employees and officers may be granted incentive and non-qualified options and directors and consultants may be granted non-qualified options. Persons who were executive officers or directors of the Company as of the date of adoption of the 1998 Plan are not eligible to receive grants under the 1998 Plan. The duration of each Option Plan is ten years. The term of each grant under the 1989, 1994, and 2000 Plans cannot exceed ten years and the term of each grant under the 1998 Plan cannot exceed seven years.

The Company has also granted outside of the Option Plans options to purchase shares of the Company’s Common Stock (“Non-Plan Options”). At September 30, 2002, 50,000 Non-Plan Options were outstanding.

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Presented below under the caption “Stock Options” is all Plan and Non-Plan option activity and under the caption “Warrants” is all warrant activity:

	Stock Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Exercise Price
Outstanding at September 30, 1999	6,635,777	$5.31	812,500	$5.00-$12.77
Granted	4,406,750	$2.68	—
Exercised	(112,014)	$5.03	—
Cancelled	(1,235,596)	$5.39	(62,500)	$12.77

Outstanding at September 30, 2000	9,694,917	$4.12	750,000	$5.00-$10.00
Granted	367,500	$4.82	—
Exercised	(232,000)	$2.78	—
Cancelled	(239,459)	$5.49	(45,000)	$6.16

Outstanding at September 30, 2001	9,590,958	$4.15	705,000	$5.00-$10.00
Granted	796,917	$4.95	—
Exercised	(155,166)	$5.66	(25,000)	$6.19
Cancelled	(113,332)	$4.07	(575,000)	$6.19-$9.44

Outstanding at September 30, 2002	10,119,377	$4.21	105,000	$5.00-$7.13

At September 30, 2002, stock options were outstanding and exercisable as follows:

	Outstanding			Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.22-$ 2.06	829,417	7.8 years	$1.67	433,251	$1.81
$2.38-$ 3.75	3,115,501	7.4 years	$2.42	3,062,584	$2.41
$3.80-$ 4.35	2,623,500	2.7 years	$4.13	2,592,250	$4.13
$4.38-$ 6.50	2,977,917	3.0 years	$6.03	2,955,835	$6.05
$6.68-$20.13	573,042	7.6 years	$8.53	257,224	$9.20

$1.22-$20.13	10,119,377	4.9 years	$4.21	9,301,144	$4.20

All outstanding options vest at various rates over periods up to four years and expire at various dates from February 24, 2003 to September 10, 2012. At September 30, 2001, 9,590,958 options were exercisable at a weighted average exercise price of $4.15. At September 30, 2000, 4,705,331 options were exercisable at a weighted average exercise price of $4.12.

All outstanding warrants expire at various dates from December 31, 2003 to July 17, 2006 and have a weighted average exercise price of $6.15 per share.

In fiscal 2002, the Company (i) granted a fully-vested option to purchase 100,000 shares of Common Stock to an executive officer of the Company at an exercise price less than the fair market value of the Common Stock at the time of the grant and incurred a noncash charge to operations of approximately $262,000 and (ii) extended the exercise date of certain stock options granted to certain executive officers and a director and incurred a noncash charge of approximately $1,475,000. The Company has granted stock options to consultants to the Company and has incurred noncash charges to operations of approximately $317,000, $955,000 and $175,000 in fiscal 2002, 2001 and 2000, respectively.

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards:    As an integral component of a management and employee retention program designed to motivate, retain and provide incentive to the Company’s management and other employees, the Company’s Board of Directors adopted the 1997 Equity Incentive Plan in October 1997 (the “1997 Plan”). The 1997 Plan provides for the grant of restricted stock awards which entitle the plan participants to receive up to an aggregate of 1,750,000 shares of the Company’s Common Stock upon satisfaction of specified vesting periods. As of September 30, 2002, restricted stock awards to acquire an aggregate of 1,736,918 shares had been granted, net of forfeitures, to employees of the Company primarily in consideration of services rendered by the employee to the Company and payment of the par value of the shares. The shares subject to the awards have been registered under the Securities Act of 1933 on a registration statement on Form S-8 and, accordingly, may be sold by the 1997 Plan participants immediately upon vesting of the shares. Through September 30, 2002, 1,736,918 shares have vested and been issued by the Company under the 1997 Plan. As of September 30, 2002, there were no outstanding restricted stock awards.

The Company has incurred compensation expense from the date of grant of awards through the vesting period of shares subject to restricted stock awards. The Company incurred charges related to restricted stock awards of approximately $134,000, $534,000 and $927,000 in fiscal 2002, 2001 and 2000, respectively, which reflected the fair market value of the shares at the time of the grant. Such expense has been allocated to research and development and general and administrative expense over the vesting period of the restricted stock awards.

Employee Stock Purchase Plan:    The Company’s 1995 Employee Stock Purchase Plan (the “1995 Plan”) covers an aggregate of 250,000 shares of Common Stock which is offered in one-year offerings (an “Offering”). Each Offering is divided into two six-month Purchase Periods (the “Purchase Periods”). Stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the last sale price of the Company’s Common Stock on the first day of an Offering or the last day of the related Purchase Period. At September 30, 2002, 37,760 shares remain to be purchased under the 1995 Plan.

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

	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	90%	90%	90%
Risk-free interest rate	1.8%-4.6%	3.2%-5.8%	5.8%-6.6%
Expected option life	3 years	3 years	3 years
Weighted average grant date fair value:
Options granted at fair market value	$3.10	$2.36	$1.38
Options granted at greater than fair market value	—	$0.05	$0.13
Options granted at less than fair market value	$3.48	$1.96	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company’s employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models are highly subjective, particularly the assumption of expected stock price volatility of the underlying stock. Changes in these subjective assumptions can materially affect the fair value estimate.

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized over the options’ vesting periods. The pro forma effect on net income (loss) for the fiscal years ended September 30, 2002, 2001, and 2000 may not be representative of the pro forma effect on net income or loss in future years. The Company’s pro forma information is as follows for the fiscal years ended September 30, 2002, 2001, and 2000:

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss)	$(17,586,000)	$(19,892,000)	$(1,491,000)	$(7,930,000)	$19,956,000	$9,742,000
Net income (loss) per share—basic	$(0.38)	$(0.43)	$(0.03)	$(0.18)	$0.47	$0.23
Net income (loss) per share—diluted	$(0.38)	$(0.43)	$(0.03)	$(0.17)	$0.46	$0.22

Treasury Stock:    In September 2001, the Company’s Board of Directors approved the repurchase from time to time by the Company of up to 1,000,000 shares of Indevus Common Stock in the open market and through September 30, 2001, the Company repurchased an aggregate of 14,500 shares for $75,000 and reissued such shares for purchases of Common Stock pursuant to the 1995 Plan. The Company has made no additional purchase of treasury stock.

Other:    In addition to the 46,876,000 shares of Common Stock outstanding at September 30, 2002, there were approximately 17,048,000 shares of Common Stock reserved for issuance (“Reserved Common Shares”). Included in the number of Reserved Common Shares are the following: (i) 4,756,000 shares of Common Stock reserved for issuance upon conversion of the Company’s authorized but unissued Preferred Stock; (ii) 622,000 shares of Common Stock issuable upon conversion of issued and outstanding Preferred Stock; (iii) 51,000 shares reserved for issuance under the 1995 and 1997 Plans; (iv) 11,464,000 shares reserved for issuance under the Option Plans, (of which approximately 10,069,000 stock options were outstanding, not all of which were vested); and (v) approximately 155,000 shares reserved for issuance from exercise of outstanding warrants and Non-Plan Options.

J.    Weighted Average Common Shares

The following table sets forth the reconciliation of the denominator for basic and diluted earnings per share for the years ended September 30, 2002, 2001, and 2000:

	2002	2001	2000
Denominator for basic:
Weighted average shares outstanding	45,896,000	42,948,000	42,487,000

Denominator for diluted:
Weighted average shares outstanding	45,896,000	42,948,000	42,487,000
Stock options and stock issuable under employee compensation plans	—	2,058,000	729,000
Common Stock issuable under outstanding convertible preferred stock	—	622,000	622,000

	45,896,000	45,628,000	43,838,000

During the year ended September 30, 2002, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 3,236,792 shares of Common Stock at prices ranging from $6.00 to $20.13 with expiration dates ranging up to May 13, 2012 and (ii) warrants to purchase 105,000 shares of Common Stock with exercise prices ranging from $5.00 to $7.13 and with expiration dates ranging up to July 17, 2006. Additionally, during

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the year ended September 30, 2002, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 6,882,585 shares of Common Stock at prices ranging from $1.22 to $5.00 with expiration dates ranging up to September 10, 2012 and (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock.

During the year ended September 30, 2001, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 5,836,042 share of Common Stock at prices ranging from $4.06 to $20.13 with expiration dates ranging up to March 9, 2011, and (ii) warrants to purchase 705,000 shares of Common Stock with exercise prices ranging from $5.00 to $12.77 and with expiration dates ranging up to July 17, 2006.

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

K.    Income Taxes

At September 30, 2002 and 2001, the significant components of the Company’s deferred tax asset consisted of the following:

	2002	2001
Federal and state net operating loss carryforwards	$64,397,000	$58,842,000
Federal and state tax credit carryforwards	5,231,000	4,966,000
Capital loss carryforwards	3,297,000	3,297,000
Accrued expenses	6,112,000	5,591,000
Investment in CPEC LLC	8,230,000	8,910,000
Investment in unconsolidated subsidiaries	13,797,000	13,532,000

Total deferred tax asset before valuation allowance	101,064,000	95,138,000
Valuation allowance against total deferred tax asset	(101,064,000)	(95,138,000)

Net deferred tax asset	$—	$—

At September 30, 2002, the Company had net operating loss carryforwards available for federal income tax purposes of approximately $168,000,000 which expire at various dates from 2004 to 2022. In addition, the Company had approximately $3,600,000 of tax credit carryforwards for federal income tax purposes expiring at various dates through 2022 and capital loss carryforwards of approximately $8,200,000 for federal income tax purposes expiring at various dates though 2006. The Company’s ability to use the net operating loss carryforwards may be subject to limitations resulting from ownership changes as defined in the U.S. Internal Revenue Code. Approximately $14,900,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital.

Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance.

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.    Related Party Transactions

The Company has or had agreements with certain directors, former directors and an officer who is not an employee of the Company to provide technical and other consulting services. Total amounts due or paid pursuant to such agreements were approximately $194,000, $210,000 and $225,000 in fiscal 2002, 2001, and 2000, respectively. In June 2002, the Company entered into a licensing agreement with Atlantic Technology Ventures, Inc. (“ATV”). A director of the Company is a shareholder of ATV. The transaction was approved by all of the disinterested directors of Indevus.

M.    Product Agreements

Madaus:    In November 1999, the Company licensed exclusive U.S. rights from Madaus AG (“Madaus”) to trospium chloride, an orally-administered product for treatment for overactive bladder (urinary incontinence). In exchange, the Company has agreed to pay Madaus regulatory milestone, royalty and sales milestone payments. The Company is responsible for all clinical development and regulatory activities and costs related to the compound in the U.S.

Pfizer:    In December 1999, the Company entered into an agreement, subsequently amended, with the Warner-Lambert Company, now Pfizer Inc. (“Pfizer”), under which it licensed to Pfizer exclusive, worldwide rights to develop and commercialize pagoclone (the “Pfizer Agreement”). Under the Pfizer Agreement, in December 1999 the Company received from Pfizer an initial payment of $13,750,000 and in September 2000 a clinical milestone payment of $3,000,000 which were recognized as license fee revenues in fiscal 2000, and the Company was entitled to receive additional payments contingent upon the achievement of clinical and regulatory milestones. Pfizer also agreed to pay Indevus royalties on net sales. Under the Pfizer Agreement, Pfizer was responsible for conducting and funding all clinical development, regulatory review, manufacturing and marketing of pagoclone on a worldwide basis. On June 7, 2002, the Company announced that Pfizer had decided to return to the Company its rights to pagoclone, thereby terminating the Pfizer Agreement. Pursuant to the Company’s agreement with Aventis, Aventis received a portion of certain of the payments received by the Company from Pfizer.

Aventis:    In February 1994, the Company entered into a license agreement with Rhone-Poulenc Rorer, S.A. now Aventis S.A. (“Aventis”), granting the Company an exclusive worldwide license (subject to Aventis’ option to obtain a sublicense in France) under Aventis’ patent rights and know-how to manufacture, use and sell pagoclone (the “Aventis Agreement”). In exchange, the Company paid a license fee and agreed to pay Aventis milestone payments and royalties based on net sales or, if sublicensed by the Company, the Company would pay to Aventis a portion of receipts from the sublicensee in lieu of milestone and royalty payments. Indevus also assumed responsibility for all clinical trials and regulatory submissions relating to pagoclone. Aventis had a contractual right for a period of 90 days from the termination of the Pfizer Agreement to elect to develop pagoclone under the terms of the Pfizer Agreement and declined to exercise that right.

Takeda:    In December 1999, the Company entered into an agreement with Takeda Chemical Industries, Ltd. (“Takeda”), subsequently amended, under which the Company licensed to Takeda exclusive U.S. and Canadian commercialization rights to citicoline (the “Takeda Agreement”). Under the Takeda Agreement, the Company received $13,000,000 in licensing and other payments, and was entitled to receive additional payments contingent upon the achievement of regulatory milestones, as well as royalties on net sales.

The Takeda Agreement also provided an exclusive option to Takeda to negotiate a license for any one alternative Indevus compound, excluding pagoclone and trospium, in the event Takeda decided to terminate the citicoline license following a review of the 899-person Phase III clinical trial. In December 2000, Takeda notified the Company of its decision not to participate in the further development of citicoline, thereby terminating the

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Takeda Agreement. Therefore, the Company has reacquired all rights to citicoline. In April 2001, Takeda exercised its option under the Takeda Agreement to negotiate a license of another one of the Company’s compounds and selected IP 501 as such compound. Under this option, Takeda had a six-month period during which the Company could not offer IP 501 for sublicensing without first re-offering it to Takeda under the new terms. The six-month period expired on September 30, 2001 and all of Takeda’s rights to IP 501 expired. In fiscal 2000, the Company recognized $10,000,000 of the Takeda payments as license fee revenue and $3,000,000 related to the product option as deferred revenue. In fiscal 2001, the Company recognized the previously deferred $3,000,000 related to the product option as contractual license fee revenue. In the fourth quarter of fiscal 2001 the Company adopted SAB 101 and, in doing so, reversed the $10,000,000 license fee revenue previously recognized in fiscal 2000 as the cumulative effect of a change in accounting principle and then recognized the $10,000,000 as revenue in September 2001 upon expiration of Takeda’s rights under the contract. (See Note C.)

Ferrer:    In January 1993, the Company licensed from Ferrer Internacional, S.A. (“Ferrer”) exclusive rights in the U.S., Puerto Rico and Canada to certain uses of citicoline, a drug under development for potential treatment for ischemic stroke (the “Ferrer Agreement”). In June 1998, the Company amended the Ferrer Agreement to extend to January 31, 2002 the date upon which Ferrer may terminate the citicoline license agreement if FDA approval of citicoline is not obtained. The Ferrer Agreement provides for such date to be extended for up to two years if the Company provides information to Ferrer which tends to establish that the Company has carried out the steps for obtaining such approval and if such approval has not been obtained for reasons beyond the Company’s control. The Company has been providing such information to Ferrer and the Ferrer Agreement is currently extended to January 31, 2003, and is expected to be extended beyond such date. A license fee and future royalties on potential net sales of citicoline were consideration provided to Ferrer.

In June 1998, the Company licensed to Ferrer, on a worldwide basis except for the U.S. and Canada, the use of Indevus’ patent rights relating to the use of citicoline in the protection of brain tissue from cerebral infarction following ischemic stroke. In exchange for the license to Ferrer, Indevus will be entitled to royalties from Ferrer on certain exports and sales of the solid form of citicoline in certain countries upon its approval in each relevant country.

Atlantic Technology Ventures, Inc.:    In June 2002, the Company licensed exclusive, worldwide rights from ATV to IP 751 (previously CT-3), a novel anti-inflammatory and analgesic compound currently in clinical development, in exchange for an up-front licensing payment and potential development milestones and royalty payments.

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

CONRAD:    In September 2001, the Company was awarded a $535,000 grant by the Contraceptive Research and Development (“CONRAD”) Program under its Global Microbicide Project. This grant supports two toxicity studies currently being performed by the Company with PRO 2000. In fiscal 2002 and 2001, the Company recorded approximately $254,000 and $281,000, respectively, of revenue and cost of revenue pursuant to this grant.

Lilly:    In June 1997, the Company licensed to Eli Lilly & Company (“Lilly”) worldwide, exclusive rights to Indevus’ patent covering the use of fluoxetine to treat certain conditions and symptoms associated with premenstrual syndrome (“PMS”). Lilly has received approval for fluoxetine to treat premenstrual dysphoric

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

disorder (“PMDD”), a severe form of PMS, and is marketing the drug under the trade name Sarafem. The Lilly Agreement was amended in December 2002 (see Note P). The patent rights to the use of fluoxetine in treating PMS are licensed by the Company from the Massachusetts Institute of Technology, which is entitled to a portion of all payments, including royalties, made to Indevus by Lilly. The Company earned royalties of approximately $3,437,000 and $1,952,000 in fiscal 2002 and 2001, respectively, on Lilly’s sales of Sarafem. In fiscal 2000, the Company earned a milestone payment of $1,000,000 from Lilly.

Uriach:    In September 2001, the Company licensed exclusive, worldwide rights to dersalazine, a compound for the treatment of inflammatory bowel disease, from J. Uriach & Cia., S.A. (“Uriach”), in exchange for an up-front licensing payment and potential development milestone and royalty payments to Uriach. Uriach retains an option to co-market the product in Spain. Indevus is responsible for the clinical development, regulatory activities and commercialization of dersalazine.

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

Wyeth:    In November 1992, the Company entered into an agreement with American Cyanamid Company (which subsequently was acquired by Wyeth) for the development and marketing in the U.S. of Redux. In connection with this agreement, Wyeth purchased from the Company the Series B and C Preferred Stock which is outstanding at September 30, 2002 and 2001. Holders of Series B and C Preferred Stock are entitled to receive mandatory dividends of $.13 and $1.00 per share, respectively, payable at the election of the Company in cash or Common Stock. Such dividends are payable annually on April 1 of each year, accrue on a daily basis and are cumulative. Holders of Series B and C Preferred Stock are also entitled to a liquidation preference of $12.53 and $100.00 per share, respectively, plus accumulated and unpaid dividends. Holders of Series B and C Preferred Stock are entitled to convert such shares into an aggregate of 622,222 shares of Common Stock (a conversion price of $5.63 per share) subject to anti-dilution adjustments. Holders of the Series B and C Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders other than the election of directors, generally holding the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock are convertible.

Servier:    In February 1990, the Company entered into a series of agreements, subsequently amended, with Les Laboratoires Servier (“Servier”) under which the Company licensed U.S. marketing rights to Redux, in exchange for royalty payments on net product sales. Additionally, these agreements required the Company to purchase the bulk compound from an affiliate of Servier. Indevus agreed to indemnify Servier under certain circumstances and Indevus was required to name Servier as an additional insured on its product liability insurance policies, which are subject to ongoing claims by Servier. (See Note H.)

Boehringer:    In November 1995, the Company entered into a manufacturing agreement with Boehringer Ingelheim Pharmaceuticals, Inc. (“Boehringer”) under which Boehringer agreed to supply, and the Company agreed to purchase, all of the Company’s requirements for Redux capsules. The contract contained certain minimum purchase, insurance and indemnification commitments by the Company and required conformance by Boehringer to the FDA’s Good Manufacturing Practices regulations. Boehringer has made certain claims on the Company related to the Company’s cancellation of the manufacturing agreement with Boehringer. The Company has disputed these claims and has accrued an amount with respect to such potential claims which is the

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s best estimate of the amount due to Boehringer. The amount accrued may differ from the amount, if any, paid by the Company to Boehringer in respect of these claims. (See Note H.)

N.    Subsidiaries

Investment in Incara

At September 30, 2002 and 2001, the Company’s investment in Incara Pharmaceuticals, Inc. (“Incara”) was comprised of 447,186 shares, or approximately 4%, of Incara common stock valued at $31,000 and $693,000, respectively. In fiscal 2002 and 2001, the Company recorded charges to operations of $487,000 and $810,000, respectively, to write down its investment in Incara to fair value as the decline in the value of Incara common stock was deemed other than temporary.

CPEC LLC

CPEC LLC is owned 65% by the Company and 35% by Incara and was developing bucindolol, a non-selective beta-blocker for treatment of congestive heart failure. Pursuant to the agreement under which bucindolol was acquired, the Company could have a maximum potential liability of approximately $1,700,000 if an NDA were filed and approved for bucindolol to treat congestive heart failure. Bucindolol is not currently being developed.

Progenitor

Since August 1997, the Company has owned approximately 36% of Progenitor. In December 1998, Progenitor announced its intention to implement an immediate cessation of its operations. The Company reflected a receivable from Progenitor of $425,000 at September 30, 2000 reflecting estimated distributions to be made from Progenitor’s net cash resulting from Progenitor’s sales of assets and payments of and provisions for estimated liabilities. Estimated dividends were recorded in income as equity in unconsolidated subsidiary in fiscal 2000 and 1999. In fiscal 2001, the Company received approximately $385,000 in dividend payments from Progenitor.

InterNutria

In September 1998, the Company adopted a plan to discontinue the operations of InterNutria. At September 30, 2002, InterNutria had no assets and liabilities of $96,000. At September 30, 2001, the assets of InterNutria were $2,000 and the liabilities were $100,000. InterNutria’s intellectual assets have been sold and are not expected to generate any significant future revenues. At September 30, 2002 and 2001, the Company owned approximately 76% of InterNutria’s outstanding stock.

INDEVUS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.    Quarterly Financial Data
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2002
Total revenues	$3,541	$86	$228	$552
Net loss	(1,946)	(4,808)	(6,015)	(4,817)
Net loss per common share, basic and diluted	$(0.04)	$(0.10)	$(0.13)	$(0.11)

Fiscal 2001*
Total revenues	$360	$285	$287	$14,301
Income (loss) before cumulative effect of change in accounting principle	(1,857)	(1,885)	4,300	7,951
Cumulative effect of change in accounting principle	(10,000)	—	—	—
Net income (loss)	(11,857)	(1,885)	4,300	7,951
Income (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle:
Basic	$(0.04)	$(0.04)	$0.10	$0.18
Diluted	$(0.04)	$(0.04)	$0.09	$0.17
Net income (loss):
Basic	$(0.28)	$(0.04)	$0.10	$0.18
Diluted	$(0.28)	$(0.04)	$0.09	$0.17

*
The Fiscal 2001 quarterly financial data, as reported in the Company’s previously filed Quarterly Reports on Form 10-Q, has been adjusted to reflect the adoption of SAB 101 in the fourth quarter of fiscal 2001, retroactive to October 1, 2000, the beginning of the Company’s fiscal year.

P.    Subsequent Event

In December 2002, the Company entered into a renegotiated agreement with Lilly providing for Lilly to pay the Company (i) an initial payment of approximately $777,000, (ii) royalties on net sales of Sarafem commencing October 1, 2002 through the expiration of the Company’s patent related to Sarafem, and (iii) potential milestones based on Lilly’s achievement of certain levels of Sarafem sales in each quarter commencing January 1, 2003, subject to an aggregate cap and immediate acceleration upon Lilly’s sublicense of its rights related to Sarafem. MIT, our licensor, is entitled to a portion of payments made to Indevus by Lilly.

EXHIBIT INDEX

3.4		—Restated Certificate of Incorporation of Registrant, as amended(22)
3.5		—By-Laws of Registrant(1)
4.4		—Certificate of Designation establishing Series C Preferred Stock(10)
4.8		—1997 Equity Incentive Plan and Form of Restricted Stock Award Agreement thereunder(25)
10.5		—Consultant and Non-competition Agreement between the Registrant, Richard Wurtman, M.D.(17)
10.6		—Assignment of Invention and Agreement between Richard Wurtman, M.D., Judith Wurtman and the Registrant(1)
10.7		—Management Agreement between the Registrant and Lindsay Rosenwald, M.D.(1)
10.9	(a)	—Restated and Amended 1989 Stock Option Plan(4)
10.11		—Restated Amendment to MIT Option Agreement(1)
10.12	(a)	—Patent and Know-How License Agreement between the Registrant and Les Laboratoires Servier (“Servier”) dated February 7, 1990 (“License Agreement”)(1)
10.12	(b)	—Revised Appendix A to License Agreement(1)
10.12	(c)	—Amendment Agreement between Registrant and Servier, Orsem and Oril Produits Chimiques dated November 19, 1992(2)(6)
10.12	(d)	—Amendment Agreement dated April 28, 1993 between Registrant and Servier(9)
10.12	(e)	—Consent and Amendment Agreement among Servier, American Home Products Corp. and Registrant(17)
10.13		—Trademark License Agreement between the Registrant and Orsem dated February 7, 1990(1)
10.14		—Supply Agreement between the Registrant and Oril Produits Chimiques dated February 7, 1990(1)(2)
10.16		—Assignment of Invention by Richard Wurtman, M.D. (1)
10.22	(a)	—License Agreement dated January 15, 1993, as amended, between the Registrant and Grupo Ferrer(2)(9)
10.22	(b)	—Addendum and Second Amendment to License Agreement between the Registrant and Ferrer Internacional S.A., dated June 1, 1998(29)
10.25		—License Agreement between the Registrant and the Massachusetts Institute of Technology(3)
10.37		—License Agreement dated as of February 15, 1992 between the Registrant and Massachusetts Institute of Technology(5)
10.40		—Patent and Know-How Sublicense and Supply Agreement between Registrant and American Cyanamid Company dated November 19, 1992(2)(6)
10.41		—Equity Investment Agreement between Registrant and American Cyanamid Company dated November 19, 1992(6)
10.42		—Trademark License Agreement between Registrant and American Cyanamid Company dated November 19, 1992(6)
10.44		—Consent Agreement between Registrant and Servier dated November 19, 1992(12)
10.45		—Agreement between Registrant and PAREXEL International Corporation dated October 22, 1992 (as of July 21, 1992)(2)(7)
10.46		—License Agreement dated February 9, 1993 between the Registrant and Massachusetts Institute of Technology(2)(8)
10.52		—License Agreement dated February 18, 1994 between Registrant and Rhone-Poulenc Rorer, S.A.(11)
10.55		—Patent License Agreement between Registrant and Massachusetts Institute of Technology dated March 1, 1994(11)
10.59		—Exhibit D to Agreement between Registrant and Parexel International Corporation dated as of March 15, 1994(2)(12)
10.60	(a)
—Acquisition Agreement dated as of May 13, 1994 among the Registrant, Intercardia, Inc., Cardiovascular Pharmacology Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the sellers named therein(13)

10.60	(b)	—Amendment dated June 15, 1994 to the Acquisition Agreement(13)
10.61		—License Agreement dated December 6, 1991 between Bristol-Myers Squibb and CPEC, as amended(2)(13)

10.61	(a)	—Letter Agreement dated November 18, 1994 between CPEC and Bristol-Myers Squibb(14)
10.65	(a)	—1994 Long-Term Incentive Plan, as amended(23)
10.68	(a)	—Interneuron Pharmaceuticals, Inc. 1995 Employee Stock Purchase Plan, as amended(19)
10.71		—Securities Purchase Agreement dated June 2, 1995 between the Registrant and Reliance Insurance Company, including Warrant and exhibits(15)
10.74		—Securities Purchase Agreement dated as of August 16, 1995 between the Registrant and BT Holdings (New York), Inc., including Warrant issued to Momint (nominee of BT Holdings)(16)
10.78		—Contract Manufacturing Agreement dated November 20, 1995 between Registrant and Boehringer Ingelheim Pharmaceuticals, Inc.(2)(17)
10.83		—Co-promotion Agreement effective June 1, 1996 between Wyeth-Ayerst Laboratories and Interneuron Pharmaceuticals, Inc.(2)(18)
10.84		—Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc. dated July 12, 1996(18)
10.85		—Amendment No. 1 dated July 3, 1996 to Master Consulting Agreement between Interneuron Pharmaceuticals, Inc. and Quintiles, Inc. dated July 12, 1996(2)(18)
10.86		—Lease Agreement between Transcell Technologies, Inc. and Cedar Brook Corporate Center, L.P., dated September 19, 1996, with Registrant guaranty(20)
10.87		—Lease dated February 5, 1997 between Registrant and Ledgemont Realty Trust(21)
10.93		—Form of Indemnification Agreement between Registrant and each director, executive officer and certain officers of the Registrant entered into as of October 6, 1997(26)
10.94		—1998 Employee Stock Option Plan(27)
10.95		—Agreement and Plan of Merger dated March 2, 1998 by and among Registrant, Intercardia, Inc. and Transcell Technologies, Inc.(28)
10.95	(a)	—Waiver and Consent Agreement dated May 8, 1998 by and among Registrant, Intercardia and Transcell(28)
10.96		—Assignment and Assumption and Royalty Agreement between Intercardia and Registrant dated May 8, 1998(29)
10.97		—License Agreement between Registrant and the Administrators of the Tulane Educational Fund dated April 29, 1998(29)
10.98		—Letter of Understanding between the Registrant and the Plaintiffs’ Management Committee dated September 3, 1998(30)
10.99		—Agreement of Compromise and Settlement, including Appendices, dated September 21, 1998, between the Registrant and the Plaintiffs’ Management Committee(31)
10.100		—Royalty Agreement between the Registrant and the Plaintiffs’ Management Committee effective as of September 21, 1998(32)
10.102		—Employment Agreement between Interneuron Pharmaceuticals, Inc. and Michael W. Rogers dated and effective as of February 23, 1999(34)
10.103		—Employment Agreement between Interneuron Pharmaceuticals, Inc. and Bobby W. Sandage, Jr. dated and effective as of March 15, 1999(34)
10.104		—Employment Agreement between Interneuron Pharmaceuticals, Inc. and Mark S. Butler dated and effective as of March 15, 1999(34)
10.105		—Employment Agreement between Interneuron Pharmaceuticals, Inc. and Glenn L. Cooper, M.D. dated and effective as of May 1, 1999(34)
10.108		—Exchange Agreement dated July 15, 1999 between Intercardia, Inc. and Interneuron Pharmaceuticals, Inc.(35)
10.109		—Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999 among CPEC LLC, Interneuron Pharmaceuticals, Inc. and Intercardia, Inc.(35)
10.110		—Assignment, Assumption and License Agreement dated July 15, 1999 by and between CPEC LLC and Intercardia, Inc.(35)
10.113		—License Agreement effective as of November 26, 1999 between Madaus AG and Interneuron Pharmaceuticals, Inc.(37) (2)
10.114		—License Agreement effective as of December 2, 1999 by and between Interneuron Pharmaceuticals, Inc. and Takeda Chemical Industries, Ltd.(37) (2)

10.116		—License Agreement between Interneuron Pharmaceuticals, Inc. and Warner-Lambert Company effective as of December 23, 1999(38) (2)
10.116	(a)	—2000 Stock Option Plan(39)
10.117		—License Agreement by and between HeavenlyDoor.com, Inc. and Interneuron Pharmaceuticals, Inc. dated June 14, 2000(40) (2)
10.118		—Fiscal 2001 Senior Executive Bonus Plan, as adopted by the Board of Directors on September 13, 2000(41)
10.119		—License Agreement by and between Charles S. Lieber, M.D. and Interneuron Pharmaceuticals, Inc. dated December 26, 2000(42) (2)
10.120		—Indemnity and Release Agreement between American Home Products Corporation and Interneuron Pharmaceuticals, Inc. dated as of May 30, 2001(43) (2)
10.121		—Amendment dated June 22, 2001 to License Agreement dated December 23, 1999 between Interneuron Pharmaceuticals, Inc. and Warner-Lambert Company(2) (44)
10.122		—Agreement by and between J. Uriach & Cia., S.A. and Interneuron Pharmaceuticals, Inc. dated September 28, 2001(2) (44)
10.123		—Fiscal 2002 Senior Executive Bonus Plan, as adopted by the Board of Directors on September 26, 2001(44)
10.124		—Form of Stock Purchase Agreement dated December 20, 2001 between Indevus Pharmaceuticals, Inc. and the Investors named on Schedule A attached thereto (45)
10.125		—License Agreement by and between Atlantic Technology Ventures, Inc. and Indevus Pharmaceuticals, Inc. dated June 28, 2002(2) (46)
10.126		—Fiscal 2003 Senior Executive Bonus Plan, as adopted by the Board of Directors on December 10, 2002 (47)
10.127		—Employment Agreement dated and effective as of October 1, 2002 by and between Indevus Pharmaceuticals, Inc. and Glenn L. Cooper, M.D. (47)
21		—List of Subsidiaries
23		—Consent of PricewaterhouseCoopers LLP
99.1		—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, M.D., Chief Executive Officer(47)
99.2		—Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer(47)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
(2)	Confidential Treatment granted for a portion of this Exhibit.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1990.
(4)	Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1992.
(6)	Incorporated by reference to the Registrant’s Form 8-K dated November 30, 1992.
(6a)	Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1992
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1993.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1993.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 or Amendment No. 1 (File no. 33-75826).

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1994.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 20, 1994.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
(15)	Incorporated by reference to the Registrant’s Report on Form 8-K dated June 2, 1995.
(16)	Incorporated by reference to the Registrant’s Report on Form 8-K dated August 16, 1995.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q or 10-Q/A for the period ended June 30, 1996.
(19)	Incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-3 (File No. 333-1273) filed March 15, 1996.
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1996.
(22)	Incorporated by reference to Exhibit 3.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(25)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-40315) filed November 14, 1997.
(26)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(27)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1997.
(28)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(29)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(30)	Incorporated by reference as to Exhibit 99.1 of Registrant’s Form 8-K dated September 3, 1998.
(31)	Incorporated by reference as to Exhibit 99.2 of Registrant’s From 8-K dated September 28, 1998.
(32)	Incorporated by reference as to Exhibit 99.3 of Registrant’s Form 8-K dated September 28, 1998.
(34)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(35)	Incorporated by reference to Registrant’s Form 8-K dated July 27, 1999.
(37)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999.
(38)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1999.
(39)	Incorporated by reference to Registrant’s Definitive Proxy Statement filed January 28, 2000
(40)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(41)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000
(42)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2000.
(43)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(44)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
(45)	Incorporated by reference to Exhibit 10.124 of Registrant’s Form 8-K dated December 21, 2001.
(46)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(47)	Filed with this document.