Form 10-Q
period 2003-03-31
INDEVUS PHARMACEUTICALS INC
filed 2003-05-13
CIK 854222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File No. 0-18728

INDEVUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3047911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Ledgemont Center	02421-7966
99 Hayden Avenue	(Zip Code)
Lexington, Massachusetts
(Address of principal executive offices)

Registrant’s telephone number, including area code: (781)861-8444

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act.)

Yes ☒             No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class:	Outstanding at May 12, 2003:
Common Stock $.001 par value	46,922,555 shares

INDEVUS PHARMACEUTICALS, INC.

Item 1. Financial Statements

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands except share data)

ASSETS
	March 31, 2003	September 30, 2002
Current assets:
Cash and cash equivalents	$23,211	$19,977
Marketable securities	9,859	20,516
Accounts receivable	69	550
Prepaids and other current assets	2,060	533

Total current assets	35,199	41,576

Marketable securities	838	1,050
Equity securities	15	31
Insurance claim receivable	1,258	1,258
Property and equipment, net	17	16

Total assets	$37,327	$43,931

LIABILITIES

Current liabilities:
Accounts payable	$1,879	$350
Accrued expenses	6,597	6,326
Deferred revenue	—	24

Total current liabilities	8,476	6,700

Minority interest	13	13

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value, 5,000,000 shares authorized;
Series B, 239,425 shares issued and outstanding (liquidation preference at March 31, 2003 $3,041);	3,000	3,000
Series C, 5,000 shares issued and outstanding (liquidation preference at March 31, 2003 $504)	500	500
Common stock, $.001 par value, 80,000,000 shares authorized; 46,922,555 and 46,875,885 shares issued and outstanding at March 31, 2003 and September 30, 2002, respectively	47	47
Additional paid-in capital	302,727	302,678
Accumulated deficit	(277,276)	(268,879)
Accumulated other comprehensive loss	(160)	(128)

Total stockholders’ equity	28,838	37,218

Total liabilities and stockholders’ equity	$37,327	$43,931

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2003 and 2002

(Unaudited)

(Amounts in thousands except per share data)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Revenues:
Royalty revenue	$2,857	$14	$2,857	$3,213
Contract and license fees	14	72	836	414

Total revenues	2,871	86	3,693	3,627

Costs and expenses:
Cost of revenues	596	85	806	923
Research and development	3,240	2,501	7,017	5,746
General and administrative	2,160	2,605	4,617	4,183

Total costs and expenses	5,996	5,191	12,440	10,852

Loss from operations	(3,125)	(5,105)	(8,747)	(7,225)

Investment income, net	159	298	350	526
Minority interest	—	(1)	—	(55)

Net loss	$(2,966)	$(4,808)	$(8,397)	$(6,754)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.10)	$(0.18)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	46,886	46,508	46,881	45,068

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2003 and 2002

(Unaudited)

(Amounts in thousands)

	Six months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(8,397)	$(6,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Deprecation and amortization	8	46
Minority interest in net income of consolidated subsidiary	—	55
Noncash compensation	—	2,139
Change in assets and liabilities:
Accounts receivable	481	156
Prepaid and other assets	(1,527)	(208)
Accounts payable	1,529	69
Accrued expenses and other liabilities	229	(1,586)

Net cash used in operating activities	(7,677)	(6,083)

Cash flows from investing activities:
Purchase of marketable securities	(3,877)	(21,132)
Proceeds from maturities and sales of marketable securities	14,732	4,668
Capital expenditures	(10)	(4)

Net cash provided by (used in) investing activities	10,845	(16,468)

Cash flows from financing activities:
Net proceeds from issuance of common stock	66	24,067
Distribution to minority interest stockholder	—	(54)

Net cash provided by financing activities	66	24,013

Net change in cash and cash equivalents	3,234	1,462
Cash and cash equivalents at beginning of period	19,977	24,923

Cash and cash equivalents at end of period	$23,211	$26,385

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The consolidated financial statements included herein have been prepared by Indevus Pharmaceuticals, Inc. (“Indevus” or the “Company”) without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2002.

Indevus is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late-stage clinical development.

B.	Basic and Diluted Loss per Common Share

During the three month period ended March 31, 2003, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 9,292,596 shares of Common Stock at prices ranging from $2.15 to $20.13 with expiration dates ranging up to March 12, 2013; and (ii) warrants to purchase 105,000 shares of Common Stock with exercise prices ranging from $5.00 to $7.13 and with expiration dates ranging up to July 17, 2006. Additionally, during the three month period ended March 31, 2003, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 857,639 shares of Common Stock at prices ranging from $1.22 to $2.06 with expiration dates ranging up to October 8, 2012; and (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock.

During the three month period ended March 31, 2002, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 55,000 shares of Common Stock at prices ranging from $9.88 to $20.13 with expiration dates ranging up to December 16, 2006; and (ii) a warrant to purchase 500,000 shares of Common Stock with an exercise price of $10.00 and with an expiration date of July 12, 2002. Additionally, during the three month period ended March 31, 2002, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 9,659,640 shares of Common Stock at prices ranging from $1.47 to $8.75 with expiration dates ranging up to December 5, 2011; (ii) warrants to purchase 155,000 shares of Common Stock with exercise prices ranging from $5.00 to $7.88 and with expiration dates ranging up to July 17, 2006; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iv) unvested Restricted Stock Awards of 225,000 shares of Common Stock granted pursuant to the Company’s 1997 Equity Incentive Plan.

During the six month period ended March 31, 2003, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 9,557,383 shares of Common Stock at prices ranging from $2.15 to $20.13 with expiration dates ranging up to March 12, 2013; and (ii) warrants to purchase 105,000 shares of Common Stock with exercise prices ranging from $5.00 to $7.13 and with expiration dates ranging up to July 17, 2006. Additionally, during the six month period ended March 31, 2003, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 596,537 shares of Common Stock at prices ranging from $1.22 to $2.03 with expiration dates ranging up to October 8, 2012; and (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock.

During the six month period ended March 31, 2002, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) options to purchase 75,000 shares of Common Stock at prices ranging from $8.75 to $20.13 with expiration dates ranging up to December 16, 2006; and (ii) a warrant to purchase 500,000 shares of Common Stock with an exercise price of $10.00 and with an expiration date of July 12, 2002. Additionally, during the six month period ended March 31, 2002, securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 9,587,751 shares of Common Stock at prices ranging from $1.47 to $8.37 with expiration dates ranging up to December 12, 2011; (ii) warrants to purchase 155,000 shares of Common Stock with exercise prices ranging from $5.00 to $7.88 and with expiration dates ranging up to July 17, 2006; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iv) unvested Restricted Stock Awards of 225,000 shares of Common Stock granted pursuant to the Company’s 1997 Equity Incentive Plan.

Certain of the above securities contain anti-dilution provisions which may result in a change in the exercise price or number of shares issuable upon exercise of such securities.

C.	Pro Forma Net Loss Information:

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock-based compensation plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”). Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards under these plans using a Black-Scholes option pricing model consistent with the methodology prescribed under SFAS No. 148, the Company’s net loss and net loss per share would have approximated the pro forma amounts indicated below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
As reported net loss	$(2,966,000)	$(4,808,000)	$(8,397,000)	$(6,754,000)
As reported net loss per common share, basic and diluted	$(0.06)	$(0.10)	$(0.18)	$(0.15)

Adjustment to compensation expense for stock-based awards	$248,000	$767,400	$518,000	$1,232,000

Pro forma net loss	$(3,214,000)	$(5,575,400)	$(8,915,000)	$(7,986,000)
Pro forma net loss per common share, basic and diluted	$(0.07)	$(0.12)	$(0.19)	$(0.18)

D.	Comprehensive Loss

Comprehensive loss for the three and six month periods ended March 31, 2003 and 2002, respectively, is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
Net loss	$(2,966,000)	$(4,808,000)	$(8,397,000)	$(6,754,000)
Change in unrealized net gain or loss on investments	(26,000)	(272,000)	(32,000)	(396,000)

Comprehensive loss	$(2,992,000)	$(5,080,000)	$(8,429,000)	$(7,150,000)

E.	Agreements

In December 2002, the Company entered into a renegotiated agreement with Eli Lilly and Company (“Lilly”) providing for Lilly to pay the Company (i) an initial payment of approximately $777,000, (ii) royalties on net sales of Sarafem commencing October 1, 2002 through the expiration of the Company’s patent related to Sarafem, and (iii) milestones based on Lilly’s achievement of certain levels of Sarafem sales in each quarter commencing January 1, 2003, subject to an aggregate cap and immediate acceleration upon Lilly’s sublicense of its rights related to Sarafem. The Company recognized the $777,000 initial payment as revenue upon signing the renegotiated agreement because the Company has no continuing performance obligations under the contract. Massachusetts Institute of Technology (“MIT”), our licensor, is entitled to a portion of payments made to Indevus by Lilly.

In March 2003, the Company signed an exclusive agreement with Shire Laboratories Inc. (“Shire”) under which Shire will develop an extended release formulation of trospium. The agreement includes potential future development and commercialization milestone payments from Indevus to Shire, as well as royalties based on potential future sales of extended release trospium. Indevus will be responsible for all development costs and the commercialization of extended release formulations of trospium under this agreement.

F.	Subsequent Events

On April 10, 2003, the Company amended the terms of the PRO 2000 licensing agreement with Paligent Inc., the successor company to Heavenly Door.com (“Paligent”) (the “Paligent Agreement”). Paligent agreed to relinquish a potential future $500,000 milestone payment and provide Indevus an option to acquire all rights to PRO 2000 by a certain future date in exchange for an immediate $500,000 payment and an optional buyout payment by Indevus. A director of the Company is a shareholder of Paligent. The transaction was approved by all of the disinterested directors of the Company.

On April 23, 2003, the Company announced that it has licensed exclusive worldwide rights from Aventis SA (“Aventis”) to aminocandin, an anti-fungal compound for the treatment of systemic, invasive infections (the “Aventis Agreement”). In exchange for these rights and for Aventis’ inventory of aminocandin, Indevus made an up-front payment to Aventis, and is obligated to pay potential milestones and royalties on potential future sales. Under the Aventis Agreement, Indevus is responsible for all development and commercialization activities for both intravenous and oral formulations of aminocandin. Aventis has agreed to manufacture the key component of aminocandin, using its proprietary fermentation technology.

G.	Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company’s adoption of SFAS Nos. 141 and 142 in fiscal year 2003 did not have a material effect on the Company’s financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and provides a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. The Company’s adoption of SFAS No. 144 in fiscal year 2003 did not have a material effect on its financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123” (“SFAS No. 148”). SFAS No. 148 provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and is intended to encourage the adoption of the accounting provisions of SFAS No. 123. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. SFAS No. 148 requires certain new disclosures that are incremental to those required by SFAS No.123, which have been made in these interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). This interpretation addresses the consolidation of certain variable interest entities (“VIEs”) hich a controlling financial interest exists. FIN 46 applies immediately to financial interest obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment of by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No 5, 57 and 107 and recession of FASB Interpretation No. 34 (“FIN 45”). This interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Statements in this Form 10-Q that are not statements or descriptions of historical facts are “forward-looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These and other forward-looking statements made by the Company in reports that we file with the SEC, press releases, and public statements of our officers, corporate spokespersons or our representatives are based on a number of assumptions and relate to, without limitation: the Company’s ability to successfully develop, obtain regulatory approval for and commercialize any products, including trospium; its ability to enter into corporate collaborations or to obtain sufficient additional capital to fund operations; and the Redux™related litigation. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other expressions which predict or indicate future events and trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties and such forward-looking statements may turn out to be wrong. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” and elsewhere in, or incorporated by reference into, the Company’s Form 10-K for its fiscal year ended September 30, 2002. These factors include, but are not limited to: dependence on the success of trospium; the early stage of products under development; uncertainties relating to clinical trials, regulatory approval and commercialization of the Company’s products; risks associated with contractual arrangements; dependence on third parties for manufacturing and marketing; competition; need for additional funds and corporate partners; history of operating losses and expectation of future losses; product liability; risks relating to failure to acquire and develop additional product candidates; risks relating to the Redux-related litigation; limited patents and proprietary rights; dependence on market exclusivity; valuation of our common stock; and other risks. The forward-looking statements represent the Company’s judgment and expectations as of the date of this Form 10-Q. We assume no obligation to update any such forward-looking statements.

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this report and audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002. Unless the context indicates otherwise, “Indevus” or the “Company” refer to Indevus Pharmaceuticals, Inc.

Description of the Company

Indevus is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late-stage clinical development. The Company is currently developing or has certain rights to five core compounds: trospium for overactive bladder, pagoclone for panic and generalized anxiety disorders, IP 751 for pain and inflammatory disorders, PRO 2000 for the prevention of infection by HIV and other sexually transmitted pathogens, and aminocandin for treatment of fungal infections.

Major Products

Trospium is a muscarinic receptor antagonist in development as a treatment for overactive bladder. In September

2002, the Company announced that a 523-patient, double-blind, placebo-controlled Phase III clinical trial with trospium met both of its primary endpoints and all of its overactive bladder secondary endpoints. On April 28, 2003, the Company submitted a new drug application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) for trospium to treat patients with overactive bladder. The Company is evaluating commercial opportunities for the drug. In December 2002, the Company entered into a manufacturing agreement with Madaus AG (“Madaus”), licensor of trospium to the Company, whereby Madaus will produce and sell to the Company commercial quantities of trospium in bulk form. In March 2003, the Company signed an exclusive agreement with Shire under which Shire will develop extended release formulations of trospium. As part of its ongoing development program, the Company is conducting additional clinical trials in the U.S. to explore further certain attributes of trospium.

Pagoclone is a novel GABA (gamma amino butyric acid) receptor agonist in development for the treatment of anxiety disorders. The Company is pursuing a new worldwide development partnership for the commercialization of pagoclone.

Citicoline has been under development by the Company as a neuroprotective treatment for ischemic stroke. Indevus signed a non-binding memorandum of agreement with a privately held biotechnology company to fund the further development of citicoline. The Company continues to have discussions with the FDA regarding the design, clinical endpoints and number of additional clinical trials that may be necessary to complete development of citicoline sufficient for filing an NDA. However, the Company has been unable to reach agreement with the FDA on these issues. Consequently, the Company does not expect the non-binding memorandum of agreement to result in a definitive agreement. The Company does not plan to develop citicoline further without a corporate partnership or project-specific funding.

IP 751 is a compound in early clinical development to treat pain and inflammatory disorders. In December 2002, the Company announced results of a Phase II clinical trial in Germany showing that treatment with IP 751 significantly reduced neuropathic pain, with no significant adverse events and psychoactive properties. A Phase I clinical trial designed to assess the safety of IP 751 showed that it was well tolerated, with no clinically significant adverse events and no evidence of psychotropic activity. An investigative new drug application (“IND”) for IP 751 has been filed with the FDA. The Company is currently determining the optimal clinical and regulatory plan for advancing this compound as a therapy for pain and inflammatory disorders.

PRO 2000 is a topical microbicide in development for the prevention of the sexual transmission of HIV and other sexually-transmitted pathogens. A number of clinical trials are ongoing or planned. These trials include a European Commission-funded Phase II safety trial in at-risk African women planned to begin in 2003. In addition, a National Institutes of Health-sponsored Phase II/III pivotal trial to determine the safety and efficacy of PRO 2000 in blocking male to female HIV transmission is planned to begin in 2003 in Africa and India. The study is expected to involve approximately 10,000 HIV-uninfected women at risk for acquiring HIV by virtue of living in countries where the risk of such infection is high. In April 2003, the Company amended the terms of the PRO 2000 licensing agreement with Paligent. Paligent agreed to relinquish a potential future $500,000 milestone payment and provide Indevus an option to acquire all rights to PRO 2000 by a certain future date in exchange for an immediate $500,000 payment and an optional buyout payment by Indevus. A director of the Company is a shareholder of Paligent. The transaction was approved by all of the disinterested directors of the Company.

Aminocandin is a member of a new class of anti-fungal compounds in development for the treatment of a broad spectrum of systemic, invasive infections. The Company licensed exclusive, worldwide rights to aminocandin from Aventis in April 2003. In exchange for these rights and for Aventis’ inventory of aminocandin, Indevus made an up-front payment to Aventis and is obligated to pay potential milestones and royalties on future sales. The Company expects aminocandin will be ready for Phase I clinical testing during 2003. Under the Aventis Agreement, Indevus is responsible for all development and commercialization activities for both intravenous and oral formulations of aminocandin. Aventis has agreed to manufacture the key component of aminocandin, using its proprietary fermentation technology.

The Company licensed to Lilly exclusive, worldwide rights to Indevus’ patent covering the use of fluoxetine to treat certain conditions and symptoms associated with premenstrual syndrome. The drug is being marketed by Lilly under the trade name Sarafem. In December 2002, the Company entered into a renegotiated licensing agreement with Lilly providing for a $777,000 initial payment to the Company upon the signing of the agreement and royalty payments from Lilly to the Company based on net sales of Sarafem in the U.S. from October 1, 2002 until the expiration of the Company’s patent. In addition, the agreement included other potential milestone payments to the Company from Lilly. On January 23, 2003, Galen Holdings PLC announced the completion of its acquisition of the U.S. sales and marketing rights to Sarafem from Lilly. Pursuant to our agreement with Lilly, the remaining milestone payments of $2,184,000 were accelerated and received by the Company from Lilly in February 2003 and reflected as royalty revenue. MIT, the Company’s licensor, is entitled to a portion of payments made to Indevus by Lilly.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. A critical accounting policy is a policy that is both important to the portrayal of the Company’s financial conditions and results, and requires management’s most difficult, subjective or complex judgments and estimates. While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements included in our Form 10-K for the fiscal year ended September 30, 2002, we consider our revenue recognition policy critical and therefore we state it below.

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

Significant Judgments and Estimates

Insurance Claim Receivable

As of March 31, 2003, the Company had an outstanding insurance claim of approximately $3,700,000, for services rendered through May 30, 2001 by the group of law firms defending the Company in the Redux-related product liability litigation. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to the Company by Reliance Insurance Company (“Reliance”), which is in liquidation proceedings. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting the Company’s best estimate given the available facts and circumstances. The Company believes its reserve of approximately $2,500,000 against the insurance claim on Reliance as of March 31, 2003 is a significant estimate reflecting management’s judgment. To the extent the Company does not collect the insurance claim receivable of $1,258,000, the Company would be required to record additional charges. Alternatively, if the Company collects amounts in excess of the current receivable balance, the Company would record a credit for the additional funds received in the statement of operations.

Redux-Related Liabilities

The Company also has an accrued liability of approximately $1,200,000 for Redux-related expenses, including legal expenses. The amounts the Company ultimately pays could differ significantly from the amount currently accrued at March 31, 2003. To the extent the amounts paid differ from the amounts accrued, the Company will record a charge or credit to the statement of operations.

Results of Operations

Total revenues increased significantly to $2,871,000 in the three month period ended March 31, 2003 from $86,000 in the three month period ended March 31, 2002 and remained relatively constant at $3,693,000 in the six month period ended March 31, 2003 compared to $3,627,000 in the six month period ended March 31, 2002. Royalty revenue of $2,857,000 in the three and six month periods ended March 31, 2003 relate to royalties received from Lilly for sales of Sarafem and include $2,184,000 of accelerated milestone payments received from Lilly in February 2003. Royalty revenue of $3,213,000 in the six month period ended March 31, 2002 included $3,199,000 of royalty revenue from Lilly in the three month period ended December 31, 2001. Contract and license fee revenue of $836,000 in the six month period ended March 31, 2003 consisted primarily of $777,000 from an initial payment received from Lilly related to the renegotiated agreement for Sarafem. Contract and license fee revenue in the three and six month periods ended March 31, 2002 consisted primarily of revenue from a research grant related to certain PRO 2000 development costs.

Cost of revenues in the three month and six month periods ended March 31, 2003 and 2002 consisted primarily of amounts due to MIT for their portion of the contractual payments and royalties received from Lilly. Additionally, cost of revenues of $923,000 in the six month period ended March 31, 2002 included the development costs related to the PRO 2000 research grant.

Research and development expense increased $739,000, or 30%, to $3,240,000 in the three month period ended March 31, 2003 from $2,501,000 in the three month period ended March 31, 2002 and increased $1,271,000, or 22%, to $7,017,000 in the six month period ended March 31, 2003 from $5,746,000 in the six month period ended March 31, 2002. These increases are primarily due to expenses incurred by the Company related to the development of, and preparation of an NDA for, trospium, and expenses related to the development of pagoclone partially offset by a decrease of noncash expense related to a stock option grant and modifications of stock option grants in fiscal 2002. The Company expects to incur significant additional costs in fiscal 2003 related to trospium, including clinical trials to explore further certain attributes of trospium and the development of extended release formulations.

General and administrative expense decreased $445,000, or 17%, to $2,160,000 in the three month period ended March 31, 2003 from $2,605,000 in the three month period ended March 31, 2002 and increased $434,000, or 10%, to $4,617,000 in the six month period ended March 31, 2003 from $4,183,000 in the six month period ended March 31, 2002. The decrease in expense in the three month period is primarily due to the nonrecurrance of noncash expense related to modifications of stock option grants to directors and officers in fiscal 2002 partially offset by increased legal costs. The increase in expense in the six month period is primarily due to increased legal costs, pre-marketing costs related to trospium, and increased insurance, occupancy and consultant costs partially offset by the nonrecurrance of noncash expense related to modifications of stock option grants to directors and officers in fiscal 2002. The Company expects to incur increased trospium pre-marketing costs in fiscal 2003.

Investment income decreased $139,000, or 47%, to $159,000 in the three month period ended March 31, 2003 from $298,000 in the three month period ended March 31, 2002 and decreased $176,000, or 33%, to $350,000 in the six month period ended March 31, 2003 from $526,000 in the six month period ended March 31, 2002. These decreases resulted from reduced market interest rates on lower weighted average invested cash balances.

For the three month period ended March 31, 2003, the Company had a net loss of $(2,966,000), or $(0.06) per share, basic and diluted, compared to a net loss of $(4,808,000), or $(0.10) per share, basic and diluted, for the three month period ended March 31, 2002. This decreased loss is primarily due to the increased revenue partially offset by an increase in total costs and expenses as described above. For the six month period ended March 31, 2003, the Company had a net loss of $(8,397,000), or $(0.18) per share, basic and diluted, compared to a net loss of $(6,754,000), or $(0.15) per share, basic and diluted, for the six month period ended March 31, 2002. This increased loss is primarily due to increased research and development and general and administrative expenses as described above.

The Company expects to report losses for its consolidated operations for fiscal 2003.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

At March 31, 2003, the Company had consolidated cash, cash equivalents and marketable securities of $33,908,000 compared to $41,543,000 at September 30, 2002. This decrease of $7,635,000 primarily represents cash used in operating activities.

The Company is continuing to invest substantial amounts in the ongoing development and pre-commercialization activities related to trospium. The Company does not currently have sufficient funds to complete its ongoing development activities and commercialize trospium. The Company is currently in discussions with prospective partners for the marketing of trospium. Assuming completion of a partnership in a timely manner, the Company believes it has sufficient cash for currently planned expenditures for the next twelve months.

The Company will require additional funds or corporate collaborations for the development and commercialization of its other compounds in development, as well as any new businesses, products or technologies acquired or developed in the future. The Company has no commitments to obtain such funds. There can be no assurance that the Company will be able to obtain additional financing to satisfy future cash requirements on acceptable terms, or at all. If additional funds are not obtained, the Company will be required to delay product development and business development activities.

Product Development

The Company expects to continue to expend substantial additional amounts for the development of its products. In particular, the Company is continuing to expend substantial funds for trospium, including clinical trials to explore further certain attributes of trospium and the development of extended release formulations. There can be no assurance that results of any ongoing or future pre-clinical or clinical trials will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with current Good Manufacturing Practices (“cGMP”) or successfully marketed in a timely manner, or at all, or that the Company will have sufficient funds to develop or commercialize any of its products.

The Company expects to rely on Madaus to manufacture trospium for commercial use. The Company believes that Madaus’ manufacturing facility for trospium does not currently meet cGMP requirements. Although Madaus is endeavoring to bring its manufacturing facility into compliance with cGMP requirements, failure to do so in a timely manner could cause a material delay in FDA approval, if any, and commercialization of trospium. While the Company may seek a second source for trospium if Madaus is unable to meet all regulatory requirements or provide the necessary quantities of trospium in a timely manner, this could also cause a material delay in FDA approval, if any, and commercialization of trospium.

Total research and development expenses incurred by the Company through March 31, 2003 on the major compounds currently being developed, including allocation of corporate general and administrative expenses, are approximately as follows: trospium $33,400,000, pagoclone $16,000,000, citicoline $77,000,000, PRO 2000 $7,200,000, and IP 751 $600,000. In June 2002, the Company re-acquired rights to pagoclone from Pfizer Inc. During the period Pfizer had rights to pagoclone, Pfizer conducted and funded all development activities for pagoclone. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government or agency-sponsored studies that could reduce the Company’s development costs. In the event the Company was to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by the Company could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA. Given these uncertainties and other risks, variables and considerations related to each compound and regulatory uncertainties in general, the Company estimates remaining research and development costs, excluding allocation of corporate general and administrative expenses, from March 31, 2003 through the preparation of an NDA for its major compounds currently being developed as follows: approximately $1,600,000 for trospium, approximately $15,000,000 for PRO 2000, approximately $45,000,000 for IP 751, approximately $30,000,000 for aminocandin and approximately $40,000,000 for pagoclone. In April 2003, the Company filed an NDA for trospium but is continuing to expend substantial funds for trospium, including clinical trials to explore further certain attributes of trospium and the development of its extended release formulations. The Company does not plan to develop citicoline further without a corporate partner or project-specific funding. The Company cannot reasonably estimate date of completion for any compound that is not at least in Phase III clinical development due to the uncertainty of the number of required trials and size of such trials and the duration of development. Actual costs and time to complete may differ significantly from the estimates.

Analysis of Cash Flows

Cash used in operating activities during the six month period ended March 31, 2003 of $7,677,000 consisted primarily of the net loss of $8,397,000. The increase in prepaid and other assets used $1,527,000 of cash and related primarily to insurance premiums that are amortized into expense over a twelve month period and costs related to the Company’s attendance at the American Urological Association convention in April 2003 which will be expensed in the third quarter of fiscal 2003. The increase in accounts payable of $1,529,000 relates to timing of recording and paying invoices; invoices representing the accounts payable balance of $1,879,000 at March 31, 2003 will be paid in the third quarter of fiscal 2003.

Cash provided by investing activities during the six month period ended March 31, 2003 of $10,845,000 consisted primarily of $10,855,000 of net inflows from maturities and sales of marketable securities.

Commitments and Contingencies

At September 30, 2002, the Company’s future minimum payments under non-cancelable lease arrangements are as follows:

Fiscal Year	Operating Leases
2003	$543,000
2004	560,000
2005	555,000
2006	568,000
2007	312,000
Thereafter	—

Total lease payments	$2,538,000

Pursuant to certain of the Company’s in-licensing arrangements, the Company will owe payments to its licensors upon achievement of certain development and regulatory milestones; the Company cannot predict if or when such events will occur. Most recently, pursuant to the Aventis Agreement, Indevus made an up-front payment to Aventis, and is obligated to pay potential milestones and royalties on potential future sales. Additionally, pursuant to the Paligent Agreement, Paligent agreed to relinquish a potential future $500,000 milestone payment and provide Indevus an option to acquire all rights to PRO 2000 by a certain future date in exchange for an immediate $500,000 payment by Indevus and an optional buyout payment.

Other

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after

June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company’s adoption of SFAS Nos. 141 and 142 in fiscal year 2003 did not have a material effect on the Company’s financial condition or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and provides a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001, and, generally, its provisions are to be applied prospectively. The Company’s adoption of SFAS No. 144 in fiscal year 2003 did not have a material effect on its financial position or results of operations.

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”) which supersedes Emerging Issues Task Force (“EITF’) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” The standard affects the accounting for restructuring charges and related activities. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have an impact on its financial position and results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123” (“SFAS No. 148”). SFAS No. 148 provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and is intended to encourage the adoption of the accounting provisions of SFAS No. 123. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS 123 will be permitted to select from three transition methods: the prospective method, the modified prospective method and the retroactive restatement method. SFAS No. 148 requires certain new disclosures that are incremental to those required by SFAS No.123, which have been made in these interim financial statements. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). This interpretation addresses the consolidation of certain variable interest entities (“VIE”s) for which a controlling financial interest exists. FIN 46 applies immediately to financial interest obtained in VIEs after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a financial interest was obtained before February 1, 2003. FIN 46 may be applied prospectively with a cumulative effect adjustment of by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 is not expected to have a material effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No 5, 57 and 107 and recession of FASB Interpretation No. 34 (“FIN 45”).” This interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Indevus owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve Indevus’ capital until it is required to fund operations, including Indevus’ research and development activities. None of these market-risk sensitive instruments are held for trading purposes. Indevus does not own derivative financial instruments in its investment portfolio.

Interest Rate Risk

Indevus invests its cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies and investment grade corporate and money market instruments. These investments are denominated in U.S. dollars. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Indevus’ investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity. Also, Indevus has implemented guidelines limiting the duration of its investments. Due to the conservative nature of these instruments, Indevus does not believe that it has a material exposure to interest rate risk.

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

Pursuant to agreements between the parties, under certain circumstances, the Company may be required to indemnify Les Laboratoires Servier, Boehringer Ingelheim Pharmaceuticals, Inc. and other parties.

Insurance Litigation: In February 2003, Columbia Casualty Company (“CNA”), one of the Company’s product liability insurers for the period May 1997 through May 1998, agreed to dismiss, with prejudice, its lawsuit against the Company and the Company in turn agreed to dismiss, with prejudice, its claims against CNA, without costs or fees to either side. In August 2001, CNA, filed an action in the United States District Court for the District of Columbia against the Company. The lawsuit was based upon a claim for breach of contract and declaratory judgment, seeking damages against the Company in excess of $20,000,000, the amount that CNA had paid to the Company under its insurance policy. CNA alleged that under the policy it was subrogated to any claim for indemnification that Indevus may have had against Wyeth related to Redux and that such claim was compromised without its consent when the Company entered into the AHP Indemnity and Release Agreement. On March 8, 2002, the Company filed an Answer, Affirmative Defenses and Counterclaims to the action, including counterclaims for breach of contract, breach of the implied covenant of good faith and fair dealing, declaratory judgment pursuant to 28 U.S.C. Sections 2201 and 2202, and unfair or deceptive acts and/or unfair claims settlement practices.

General: Although the Company maintains certain product liability and director and officer liability insurance and intends to defend these and similar actions vigorously, the Company has been required and may continue to be required to devote significant management time and resources to these legal actions. In the event of successful uninsured or insufficiently insured claims, or in the event a successful indemnification claim were made against the Company and its officers and directors, the Company’s business, financial condition and results of operations could be materially adversely affected. The uncertainties and costs associated with these legal actions have had, and may continue to have, an adverse effect on the market price of the Company’s Common Stock and on the Company’s ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, or to obtain product liability insurance for other products at costs acceptable to the Company, or at all, any or all of which may materially adversely affect the Company’s business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on March 11, 2003. At the meeting (i) all seven director nominees were elected; (ii) the amendment of the Company’s 1995 Employee Stock Purchase Plan, as amended, to increase the number of shares reserved for issuance thereunder from 250,000 to 500,000 was approved; and (iii) the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors was ratified.

(i)	The following Directors were elected for a one-year term by the votes indicated: Glenn L. Cooper, M.D., 37,283,827 for, 954,655 against; Harry J. Gray, 36,635,548 for, 1,602,934 against; Alexander M. Haig, Jr., 36,583,133 for, 1,655,349 against; Malcolm Morville, Ph.D., 36,635,548 for, 1,602,934 against; Lindsay A. Rosenwald, M.D., 37,415,421 for, 823,061 against; Lee J. Schroeder, 37,415,421 for, 823,061 against; and David B. Sharrock, 35,600,698 for, 2,637,784 against.

(ii)	The amendment of the Company’s 1995 Employee Stock Purchase Plan, as amended, to increase the number of shares reserved for issuance thereunder from 250,000 to 500,000 was approved by a vote of 34,939,307 for, 3,203,290 against, and 95,885 abstaining.

(iii)	The appointment of PricewaterhouseCoopers LLP was ratified by a vote of 37,446,160 for, 734,444 against, and 57,878 abstaining.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.130	Development and License Agreement between Shire Laboratories Inc. and Indevus Pharmaceuticals, Inc. Effective Date March 11, 2003 (1)

10.131	Amendment to the License Agreement by and between Indevus Pharmaceuticals, Inc. and Paligent Inc. dated as of April 10, 2003

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer

(1)	Confidential treatment requested for a portion of this Exhibit

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K in the three month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEVUS PHARMACEUTICALS, INC.

Date: May 13, 2003	By: /S/ GLENN L. COOPER, M.D.
Glenn L. Cooper, M.D., Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2003	By: /S/ MICHAEL W. ROGERS
Michael W. Rogers, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 13, 2003	By: /S/ DALE RITTER Dale Ritter, Senior Vice President, Finance (Principal Accounting Officer)

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
May 13, 2003

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
May 13, 2003