Form 10-Q
period 2003-12-31
INDEVUS PHARMACEUTICALS INC
filed 2004-02-13
CIK 854222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File No. 0-18728

INDEVUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3047911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Ledgemont Center
99 Hayden Avenue
Lexington, Massachusetts	02421-7966
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act.) Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class:	Outstanding at February 11, 2004
Common Stock $.001 par value	47,270,244 shares

INDEVUS PHARMACEUTICALS, INC.

Item 1. Financial Statements

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands except share data)

	December 31, 2003	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$46,698	$57,717
Marketable securities	26,881	26,370
Accounts receivable	208	155
Prepaids and other current assets	1,855	1,241

Total current assets	75,642	85,483

Equity securities	112	134
Property and equipment, net	32	33
Insurance claim receivable	1,258	1,258
Prepaid debt issuance costs	2,998	3,163

Total assets	$80,042	$90,071

LIABILITIES
Current liabilities:
Accounts payable	$1,291	$1,958
Accrued expenses	9,931	8,721
Accrued interest	2,062	938

Total current liabilities	13,284	11,617

Convertible Notes	72,000	72,000
License fees payable	200	200
Minority interest	9	13

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par value, 5,000,000 shares authorized;
Series B, 239,425 shares issued and outstanding (liquidation preference at December 31, 2003 $3,034);	3,000	3,000
Series C, 5,000 shares issued and outstanding (liquidation preference at December 31, 2003 $503)	500	500
Common stock, $.001 par value, 80,000,000 shares authorized; 47,270,244 and 47,175,661 shares issued and outstanding at December 31 and September 30, 2003, respectively	47	47
Additional paid-in capital	303,814	303,452
Accumulated deficit	(312,715)	(300,691)
Accumulated other comprehensive loss	(97)	(67)

Total stockholders’ equity (deficit)	(5,451)	6,241

Total liabilities and stockholders’ equity (deficit)	$80,042	$90,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended December 31, 2003 and 2002

(Unaudited)

(Amounts in thousands except per share data)

	Three months ended December 31,
	2003	2002
Revenues:
Royalties	$785	$—
Contract and license fees	142	822

Total revenues	927	822

Costs and expenses:
Cost of revenues	315	210
Research and development	7,554	3,777
Marketing, general and administrative	4,016	2,457

Total costs and expenses	11,885	6,444

Loss from operations	(10,958)	(5,622)

Investment income	222	191
Interest expense	(1,292)	—
Minority interest	4	—

Net loss	$(12,024)	$(5,431)

Net loss per common share:
Basic and diluted	$(0.25)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	47,211	46,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2003 and 2002

(Unaudited)

(Amounts in thousands)

	Three months ended December 31,
	2003	2002
Cash flows from operating activities:

Net loss	$(12,024)	$(5,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	4
Amortization of convertible note issuance cost	165	—
Minority interest in net income of consolidated subsidiary	(4)	—
Change in assets and liabilities:
Accounts receivable	(53)	487
Prepaid and other assets	(614)	(458)
Accounts payable	(667)	463
Accrued expenses and other liabilities	2,324	(501)

Net cash used in operating activities	(10,867)	(5,436)

Cash flows from investing activities:
Capital expenditures	(5)	(10)
Purchase of marketable securities	(3,210)	(2,689)
Proceeds from maturities and sales of marketable securities	2,692	4,382

Net cash provided by (used in) investing activities	(523)	1,683

Cash flows from financing activities:
Net proceeds from issuance of common stock	371	—

Net cash provided by financing activities	371	—

Net change in cash and cash equivalents	(11,019)	(3,753)
Cash and cash equivalents at beginning of period	57,717	19,977

Cash and cash equivalents at end of period	$46,698	$16,224

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

The consolidated financial statements included herein have been prepared by Indevus Pharmaceuticals, Inc. (“Indevus” or the “Company”) without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2003.

Indevus is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late-stage clinical development.

B. Basic and Diluted Loss per Common Share

During the three month period ended December 31, 2003, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) the notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008; (ii) options to purchase 3,206,000 shares of Common Stock at prices ranging from $5.72 to $20.13 with expiration dates ranging up to May 13, 2012 and (iii) warrants to purchase 55,000 shares of Common Stock with exercise prices ranging from $5.00 to $6.19 and with expiration dates ranging up to July 17, 2006. Additionally, during the three month period ended December 31, 2003, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 6,985,000 shares of Common Stock at prices ranging from $1.22 to $5.32 with expiration dates ranging up to June 3, 2013 and (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock.

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

	Three Months Ended December 31,
	2003	2002
As reported net loss	$(12,024,000)	$(5,431,000)
Adjustment to compensation expense for stock-based awards	$(302,000)	$(274,000)
Pro forma net loss	$(12,326,000)	$(5,705,000)

As reported net loss per common share, basic and diluted	$(0.25)	$(0.12)
Pro forma net loss per common share, basic and diluted	$(0.26)	$(0.12)

D. Comprehensive Loss

Comprehensive loss for the three month periods ended December 31, 2003 and 2002, respectively, is as follows:

	Three Months Ended December 31,
	2003	2002
Net loss	$(12,024,000)	$(5,431,000)
Change in unrealized net gain or loss on investments	(30,000)	(6,000)

Comprehensive loss	$(12,054,000	$(5,437,000)

E. Agreements

In October 2003, CPEC LLC, a consolidated subsidiary, licensed its bucindolol development and marketing rights to ARCA Discovery, Inc. in exchange for potential future milestone and royalty payments.

Effective January 22, 2004, we entered into a new agreement with Ferrer Internacional S.A. (“Ferrer”) covering the development, manufacture, and marketing of citicoline in the U.S. and Canada. Under the terms of the new agreement, we have granted Ferrer exclusive rights to our patents and know-how related to citicoline. In exchange, Ferrer agreed to assume all future development, manufacturing, and commercialization costs of citicoline. Indevus will receive 50% of all milestone payments made to Ferrer by a third party and royalties on net sales of the product.

F. Recent Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity (“VIE”), the assets, liabilities and results of activities of the VIE should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any financial interests in VIE’s created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 requires its provisions, as amended by FIN 46R which was issued by the FASB in December 2003, be adopted by the Company in the second quarter of fiscal 2004. The adoption of FIN 46R is not expected to have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Statements in this Form 10-Q that are not statements or descriptions of historical facts are “forward-looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These and other forward-looking statements made by us in reports that we file with the SEC, press releases, and public statements of our officers, corporate spokespersons or our representatives are based on a number of assumptions and relate to, without limitation: our ability to successfully develop, obtain regulatory approval for and commercialize any products, including trospium; our ability to enter into corporate collaborations or to obtain sufficient additional capital to fund operations; and the Redux™-related litigation. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other expressions which predict or indicate future events and trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties and such forward-looking statements may turn out to be wrong. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” in the Company’s Form 10-K for its fiscal year ended September 30, 2003. These factors include, but are not limited to: dependence on the success of trospium; the early stage of products under development; uncertainties relating to clinical trials, regulatory approval and commercialization of our products, including trospium; risks associated with contractual agreements; dependence on third parties for manufacturing and marketing; competition; need for additional funds and corporate partners, including the commercialization of trospium and the development of our other product candidates; failure to acquire and develop additional product candidates; history of operating losses and expectation of future losses; product liability and insurance uncertainties; risks relating to the Redux-related litigation; limited patents and proprietary rights; dependence on market exclusivity; valuation of our common stock; risks related to repayment of debts; risks related to increased leverage; and other risks. The forward-looking statements represent our judgment and expectations as of the date of this Form 10-Q. We assume no obligation to update any such forward-looking statements.

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto appearing elsewhere in this report and audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Unless the context indicates otherwise, “Indevus,” the “Company,” “we” or “us” refer to Indevus Pharmaceuticals, Inc.

Description of the Company

Indevus is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including multiple compounds in late-stage clinical development. We currently have rights to six compounds in development: trospium for overactive bladder, pagoclone for panic and generalized anxiety disorders, citicoline for ischemic stroke, IP 751 for pain and inflammatory disorders, PRO 2000 for the prevention of infection by HIV and other sexually transmitted pathogens, and aminocandin for treatment of systemic fungal infections.

Recent Product Developments

Trospium

We submitted the New Drug Application (“NDA”) for trospium for overactive bladder (“OAB”) on April 28, 2003. Pursuant to the NDA, the trospium finished product will be manufactured by our licensor, Madaus AG, at their manufacturing facility in Germany. The U.S. Food and Drug Administration (“FDA”) conducted a pre-approval inspection at this site in early February 2004. No significant issues were noted by the inspector, and therefore, we are now initiating a manufacturing campaign to have launch quantities of finished product available by June or July, 2004.

FDA requires drugs in the pharmacological class to which trospium belongs (muscarinic receptor antagonists), and most new drugs, to undergo rigorous analysis to determine if they have any clinically significant effect on the QT interval of cardiac muscle contractility. Administration of drugs that significantly prolong the QT interval may lead to serious or fatal cardiac arrhythmias. The NDA for trospium contained a placebo-controlled study conducted by the sponsor to assess the effect of trospium on the QT interval. The study was designed with FDA input and was considered the current standard at that time. The study concluded that trospium administration did not prolong the QT interval. In November 2002, the FDA issued a preliminary concept paper concerning the clinical evaluation of QT interval prolongation for non-antiarrhythmia drugs which stipulated that QT interval studies should have larger sample sizes than previously required, should include a greater number of ECG readings than previously required, and should include a positive control, such as the drug moxifloxacin, which causes a predictable increase in the QT interval. In late 2003, we became aware that a competitive overactive bladder product with a pending NDA received an approvable letter, requiring the sponsor to perform a QT study. A second competitive OAB product also received an approvable letter with a requirement to perform additional unspecified clinical studies. Although we believe that our QT study of trospium, completed in 2001, demonstrated no effect on the QT interval, we decided to perform a second QT study with the new standard as described in the November 2002 FDA concept paper. FDA was consulted on the study design, the study was completed in late 2003, and the final study report was recently submitted to FDA. The study demonstrated that both trospium and placebo had no significant effect on the QT interval while moxifloxacin, the positive comparator, had an expected increase in QT interval. Thus, the study concluded that trospium has no significant effect on the QT interval.

As a result of the submission of this new QT study, we received a letter dated February 12, 2004, from the FDA establishing a 90-day extension to the original Prescription Drug User Fee Act (“PDUFA”) action date of February 27, 2004, moving that date to May 28, 2004.

We have also recently completed a successful trial designed to explore further certain attributes of trospium. The 12-week, placebo-controlled trial enrolled 658 patients at 52 sites in the U.S. Preliminary results show that the trial met all of its primary and secondary endpoints with a high degree of statistical significance, including a reduction in both micturitions (urinations) and urinary incontinence episodes among patients treated with trospium versus placebo. In particular, the study confirmed a rapid onset of action within one week of therapy and a significant reduction in urge severity. The most frequent side effects seen in the trial were the common anti-cholinergic side effects of dry mouth and constipation, with results consistent with our previous studies. We hope to use these findings in discussions with the FDA to support proposed statements in the product label which may help reinforce trospium’s position in the marketplace. We also intend to submit the results of the study for presentation in scientific forums and publication in peer-reviewed journals.

We intend to enter into a commercialization agreement for the launch and marketing of trospium. We have entered into late stage negotiations for a trospium marketing partnership that, if consummated, would allow us to establish a specialty sales force and co-promote trospium. As part of our continuing development program, we are also conducting additional clinical trials in the U.S. to develop extended release formulations of trospium.

Citicoline

Effective January 22, 2004, we entered into a new agreement with Ferrer Internacional S.A. (“Ferrer”) covering the development, manufacture, and marketing of citicoline in the U.S. and Canada. Under the terms of the new agreement, we have granted Ferrer exclusive rights to our patents and know-how related to citicoline. In exchange, Ferrer agreed to assume all future development, manufacturing, and commercialization costs of citicoline. Indevus will receive 50% of all milestone payments made to Ferrer by a third party and royalties on net sales of the product. This new agreement allows Indevus to retain significant participation in the future economics of citicoline, should the product be approved and marketed in the U.S. and Canada, without incurring any further costs.

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

Critical Accounting Policies

We believe a critical accounting policy is a policy that is both important to the portrayal of our financial conditions and results, and requires management’s most difficult, subjective or complex judgments and estimates. While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements included in our Form 10-K for the fiscal year ended September 30, 2003, we consider our revenue recognition policy critical and therefore we state it below.

Revenue Recognition

Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize our licensed technologies and is recognized when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement.

Contract and license fee revenue is primarily generated through collaborative license and development agreements with strategic partners for the development and commercialization of our product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as contract and license fee revenue when we have a contractual right to receive such payment provided a contractual arrangement exists, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. In multiple-element revenue arrangements, if the license does not have stand alone value or if the Company does not have objective and reliable evidence of the fair value of the undelivered products or services, the amount of revenue allocable to the license is deferred and recognized over the performance period of the arrangement or when the Company’s performance under the arrangement is complete.

Revenues from milestone payments related to arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone. Revenues from milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations or when the Company’s performance under the arrangement is complete.

Cash received in advance of revenue recognition is recorded as deferred revenue.

Significant Judgments and Estimates

Insurance Claim Receivable

As of December 31, 2003, we had an outstanding insurance claim of approximately $3,700,000, for services rendered through May 30, 2001 by the group of law firms defending us in the Redux-related product liability litigation. The full amount of our current outstanding insurance claim is made pursuant to our product liability policy issued to us by Reliance Insurance Company (“Reliance”), which is in liquidation proceedings. Based upon discussions with our attorneys and other consultants regarding the amount and timing of potential collection of our claim on Reliance, we have recorded a reserve against our outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting our best estimate given the available facts and circumstances. We believe our reserve of approximately $2,400,000 against the insurance claim on Reliance as of December 31, 2003 is a significant estimate reflecting management’s judgment. To the extent we do not collect the insurance claim receivable of $1,258,000, we would be required to record additional charges. Alternatively, if we collect amounts in excess of the current receivable balance, we would record a credit for the additional funds received in the statement of operations.

Results of Operations

Our net loss increased $6,593,000 to $(12,024,000), or $(0.25) per share, basic, in the first quarter of fiscal 2004 from $(5,431,000), or $(0.12) per share, basic, in the first quarter of fiscal 2003. This increased net loss is primarily the result of our continuing development and pre-marketing activities related to trospium.

Total revenues increased $105,000, or 13%, to $927,000 in the three month period ended December 31, 2003 from $822,000 in the three month period ended December 31, 2002. Royalty revenue of $785,000 in the three month period ended December 31, 2003 relates to royalties received from Eli Lilly & Company (“Lilly”) for sales of Sarafem. Contract and license fee revenue of $822,000 in the first quarter of fiscal 2003 consisted primarily of $777,000 from an initial payment received from Lilly related to the renegotiated agreement for Sarafem. Contract and license fee revenue of $142,000 in the first quarter of fiscal 2004 relates to a research grant related to certain PRO 2000 development costs.

Cost of revenues in the three month periods ended December 31, 2003 and 2002 consisted primarily of amounts due to Massachusetts Institute of Technology for their portion of the royalties and contractual payments received from Lilly. Additionally, cost of revenues includes the development costs related to the PRO 2000 research grant.

Research and development expenses increased $3,777,000, or 100%, to $7,554,000 in the three month period ended December 31, 2003 from $3,777,000 in the three month period ended December 31, 2002. This increase is primarily related to trospium. Trospium-related research and development expenses in the three month period ended December 31, 2003 include clinical trial costs, costs related to the development of extended release formulations of trospium and other development costs.

Marketing, general and administrative expense increased $1,559,000, or 63%, to $4,016,000 in the three month period ended December 31, 2003 from $2,457,000 in the three month period ended December 31, 2002. This increase is primarily due to increased pre-marketing activities related to trospium.

Investment income increased $31,000, or 16%, to $222,000 in the three month period ended December 31, 2003 from $191,000 in the three month period ended December 31, 2002. While average invested balances have increased, market rates have substantially decreased from 2002 resulting in a modest increase in investment income in the three month period ended December 31, 2003 compared to the three month period ended December 31, 2002.

Interest expense of $1,292,000 in the three month period ended December 31, 2003 results from our July 2003 issuance of $72,000,000 of 6.25% Convertible Senior Notes due 2008 (the “Notes”). Annual interest expense is expected to be approximately $5,200,000, which includes approximately $700,000 of amortization of debt issuance costs.

The Company expects to report losses for its consolidated operations for fiscal 2004.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

At December 31, 2003, we had consolidated cash, cash equivalents and marketable securities of $73,579,000 compared to $84,087,000 at September 30, 2003. This decrease of $10,508,000 resulted primarily from $10,867,000 of cash used by operating activities.

We are continuing to invest substantial amounts in the ongoing development and pre-commercialization activities related to trospium. We do not currently have sufficient funds to commercialize trospium and are currently in discussions with prospective partners for the commercialization of trospium. We believe we have sufficient cash for currently planned expenditures for the next twelve months.

We will require additional funds or corporate collaborations for the development and commercialization of our other compounds in development, as well as any new businesses, products or technologies acquired or developed in the future. We have no commitments to obtain such funds. There can be no assurance that we will be able to obtain additional financing to satisfy future cash requirements on acceptable terms, or at all. If additional funds are not obtained, we may be required to delay product development and business development activities.

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

Total research and development expenses incurred by us through December 31, 2003 on the major compounds currently being developed, including allocation of corporate general and administrative expenses, are approximately as follows: $56,800,000 for trospium, $18,300,000 for pagoclone, $82,400,000 for citicoline, $9,700,000 for PRO 2000, $1,800,000 for aminocandin and $2,200,000 for IP 751. In June 2002, we re-acquired rights to pagoclone from Pfizer Inc. During the period Pfizer had rights to pagoclone, Pfizer conducted and funded all development activities for pagoclone. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by us could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA. Given these uncertainties and other risks, variables and considerations related to each compound and regulatory uncertainties in general, we estimate remaining research and development costs, excluding allocation of corporate general and administrative expenses, from December 31, 2003 through the preparation of an NDA for our major compounds currently being developed as follows: approximately $15,000,000 for PRO 2000, approximately $45,000,000 for IP 751, approximately $30,000,000 for aminocandin, and approximately $38,000,000 for pagoclone. Pursuant to our new agreement with Ferrer regarding citicoline, Ferrer is responsible for all future costs for the development of citicoline. We cannot reasonably estimate the date of completion for any compound that is not at least in Phase III clinical development due to the uncertainty of the number of required trials and size of such trials and the duration of development. We are unable to estimate the date of development completion for citicoline because Ferrer is now responsible for its development. We are unable to estimate the date of development completion for pagoclone due to the scope complexity and cost of the type of clinical trials necessary which may require the financial assistance of a partner to complete. Actual costs and time to complete any of our products may differ significantly from the estimates.

Analysis of Cash Flows

Cash used in operating activities for the three month period ended December 31, 2003 of $10,867,000 consisted primarily of the net loss of $12,024,000 offset by a net increase in accounts payable and accrued expenses and other liabilities of $1,657,000. Accrued expenses and other liabilities increased $2,324,000 in the three month period ended December 31, 2003 primarily due to increased trospium development and pre-marketing activities.

In January 2004, we paid $2,237,500 of interest due on our Notes and will pay a similar amount in July 2004. Additionally, during the quarter ending March 31, 2004, we expect certain accrued expenses will be reduced through payments.

Commitments

In February 2004, we issued a purchase order to Madaus, pursuant to the supply agreement between our two companies, to purchase from Madaus manufactured trospium tablets in bulk form to be used for a potential launch of the product. The current value of this purchase order is approximately $8,000,000, based upon current exchange rates. If trospium is approved for marketing by the FDA and we launch trospium in the United States, we will be committed to purchase from Madaus significant additional quantities of manufactured trospium tablets in bulk form during the initial launch year.

Other

Recent Accounting Pronouncement

In January 2003, the FASB issued FIN 46. FIN 46 requires that if an entity has a controlling financial interest in a VIE, the assets, liabilities and results of activities of the VIE should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. We do not have any financial interests in VIE’s created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, FIN 46 requires its provisions, as amended by FIN 46R which was issued by the FASB in December 2003, be adopted by us in the second quarter of fiscal 2004. The adoption of FIN 46R is not expected to have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures

Prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for the purpose of timely alerting the appropriate individuals of the material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls and there was no significant change in our internal controls during the fiscal quarter ended December 31, 2003 that has materially affected or is reasonably likely to materially affect those controls.

PART II. Other Information

Item 1. Legal Proceedings

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

(a) Exhibits

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

(b) Reports on Form 8-K

On December 19, 2003, the Company filed a current report on Form 8-K reporting that on December 18, 2003, the Company issued a press release announcing its fiscal 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEVUS PHARMACEUTICALS, INC

Date: February 12, 2004	By:	/S/ GLENN L. COOPER
Glenn L. Cooper, M.D., Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2004	By:	/S/ MICHAEL W. ROGERS
Michael W. Rogers, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 12, 2004	By:	/S/ DALE RITTER
Dale Ritter, Senior Vice President, Finance (Principal Accounting Officer)