Form 10-Q/A
period 2004-06-30
INDEVUS PHARMACEUTICALS INC
filed 2004-12-14
CIK 854222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class:	Outstanding at December 13, 2004
Common Stock $.001 par value	46,955,561 shares

Explanatory Note

Indevus Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q on Form 10-Q/A to restate its consolidated financial statements for the third quarter of fiscal 2004. In the Form 10-Q filed for the quarter ended June 30, 2004, the Company disclosed that the Securities and Exchange Commission (“SEC”) reviewed and provided comments on the Company’s prospective accounting treatment for the PLIVA Agreement. As a result of discussions with the SEC, the Company has restated its consolidated financial statements for the third quarter of fiscal 2004 and the first nine months of fiscal 2004 to correct the recognition of certain revenue received in connection with the Company’s co-promotion and licensing agreement with Odyssey Pharmaceuticals, Inc., a specialty branded subsidiary of PLIVA d.d. in accordance with the contingency adjusted performance model. Previously, the Company recognized revenue under the contract-term deferral method. The correction resulted in an increase in revenues and a corresponding decrease in net loss of $1,655,000 for the three and nine months ended June 30, 2004. This adjustment had no effect on the net cash flows from operations for such periods.

The Company’s consolidated financial statements for the third quarter of fiscal 2004 contained in this Amendment No. 1 to Form 10-Q on Form 10-Q/A reflect the effect of the restatement. See Note A of Notes to unaudited consolidated financial statements.

This Amendment No. 1 restates in their entirety, Items 1 and 2 of Part I of the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2004 to reflect the restatement described above, as well as Item 6 of Part II to comply with Rule 12b-15 promulgated under the Securities Exchange Act of 1934. Pursuant to Rule 12b-15 this Amendment No. 1 sets forth the complete text of each item which is being amended, as amended. Any Items of the initially filed 10-Q which are not being amended have been left out of this Amendment No. 1. Furthermore, pursuant Rule 12b-15 this Amendment No. 1 includes new certifications by each principal executive and principal financial officer of Indevus Pharmaceuticals, Inc.

INDEVUS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands except share data)

	June 30, 2004	September 30, 2003
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$158,644	$57,717
Marketable securities	30,441	26,370
Accounts receivable	930	155
Prepaids and other current assets	4,899	1,241

Total current assets	194,914	85,483
Marketable securities	3,482	—
Equity securities	112	134
Property and equipment, net	526	33
Insurance claim receivable	1,258	1,258
Prepaid debt offering costs	2,668	3,163
Other asset	2,000	—

Total assets	$204,960	$90,071

LIABILITIES
Current liabilities:
Accounts payable	$2,215	$1,958
Accrued expenses	13,869	8,721
Accrued interest	2,075	938
Deferred revenue	12,500	—

Total current liabilities	30,659	11,617

Convertible notes	72,000	72,000
License fees payable	150	200
Deferred revenue	134,375	—
Minority interest	8	13
STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $.001 par value, 5,000,000 shares authorized;
Series B, 239,425 shares issued and outstanding (liquidation preference at June 30, 2004 $3,019);	3,000	3,000
Series C, 5,000 shares issued and outstanding (liquidation preference at June 30, 2004 $500)	500	500
Common stock, $.001 par value, 80,000,000 shares authorized; 47,825,896 shares issued and outstanding at June 30, 2004 and 47,175,661 at September 30, 2003	48	47
Additional paid-in capital	305,407	303,452
Accumulated deficit	(341,048)	(300,691)
Accumulated other comprehensive loss	(139)	(67)

Total stockholders’ equity (deficit)	(32,232)	6,241

Total liabilities and stockholders’ equity (deficit)	$204,960	$90,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2004 and 2003

(Unaudited)

(Amounts in thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
	(As restated)		(As restated)
Revenues:
Contract and license fees	$3,982	$12	$4,146	$848
Royalties	479	702	2,118	3,559

Total revenues	4,461	714	6,264	4,407

Costs and expenses:
Royalty expense	98	157	459	904
Research and development	5,777	8,730	18,636	15,806
Marketing, general and administrative	14,572	3,976	24,370	8,593

Total costs and expenses	20,447	12,863	43,465	25,303

Loss from operations	(15,986)	(12,149)	(37,201)	(20,896)
Investment income	315	99	717	449
Interest expense	(1,293)	—	(3,878)	—
Minority interest	1	—	5	—

Net loss	$(16,963)	$(12,050)	$(40,357)	$(20,447)

Net loss per common share:
Basic and diluted	$(0.36)	$(0.26)	$(0.85)	$(0.44)

Weighted average common shares outstanding:
Basic and diluted	47,729	46,890	47,445	46,882

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2004 and 2003

(Unaudited)

(Amounts in thousands)

	For the nine months ended June 30,
	2004	2003
	(As restated)
Cash provided by (used in) operating activities:
Net loss	$(40,357)	$(20,447)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	52	12
Amortization of convertible notes issuance costs	495	—
Minority interest in net income of consolidated subsidiary	(5)	—
Change in assets and liabilities:
Accounts receivable	(775)	476
Prepaid and other assets	(5,658)	(734)
Accounts payable	257	843
Deferred revenue	146,875	—
Accrued expenses and other liabilities	6,244	2,771

Net cash provided by (used in) operating activities	107,128	(17,079)

Cash flows from investing activities:
Capital expenditures	(545)	(15)
Purchases of marketable securities	(31,927)	(3,877)
Proceeds from maturities and sales of marketable securities	24,324	18,482

Net cash provided by (used in) investing activities	(8,148)	14,590

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,947	66

Net cash provided by financing activities	1,947	66

Net change in cash and cash equivalents	100,927	(2,423)

Cash and cash equivalents at beginning of period	57,717	19,977

Cash and cash equivalents at end of period	$158,644	$17,554

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (As restated)

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

Indevus is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including SANCTURA (trospium chloride), approved by the U.S. Food and Drug Administration for the treatment of overactive bladder (“OAB”), and multiple compounds in clinical development.

Restatement of Quarterly Financial Statements

The Company has restated its consolidated financial statements for the third quarter of 2004 and the first nine months of fiscal 2004 to correct the recognition of milestone revenue received in connection with the Company’s co-promotion and licensing agreement with Odyssey Pharmaceuticals, Inc., a specialty branded subsidiary of PLIVA d.d. in accordance with the contingency adjusted performance model. Previously, the Company recognized revenue under the contract-term deferral method. The correction resulted in an increase in revenues and a corresponding decrease in net loss of $1,655,000 for the three and nine months ended June 30, 2004. The following table presents a summary of the impact of the restatements on the Company’s consolidated statements of operations for the three and nine months ended June 30, 2004, consolidated balance sheet as of June 30, 2004 and consolidated statement of cash flows for the nine months ended June 30, 2004:

	Three Months Ended June 30, 2004
Consolidated Statements of Operations	As Originally Reported	Adjustment	As restated
Gross revenue	$2,806,000	$1,655,000	$4,461,000

Loss from operations	(17,641,000)	1,655,000	(15,986,000)

Net loss	$(18,618,000)	$1,655,000	$(16,963,000)

Basic and diluted loss per share	$(0.39)	$0.03	$(0.36)

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (As restated) (Continued)

	Nine Months Ended June 30, 2004
Consolidated Statements of Operations	As Originally Reported	Adjustment	As restated
Total revenue	$4,609,000	$1,655,000	$6,264,000

Loss from operations	(38,856,000)	1,655,000	(37,201,000)

Net loss	$(42,012,000)	$1,655,000	$(40,357,000)

Basic and diluted loss per share	$(0.89)	$0.04	$(0.85)

	June 30, 2004
Balance sheet	As reported	Adjustment	As restated
Current liabilities:
Deferred revenue	$12,641,000	$(141,000)	$12,500,000

Long-term liabilities:
Deferred Revenue	$135,889,000	$(1,514,000)	$134,375,000

Stockholders equity (deficit):
Accumulated deficit	$(342,703,000)	$1,655,000	$(341,048,000)

	Nine Months Ended June 30, 2004
Statement of cash flows	As reported	Adjustment	As restated
Cash flows from operating activities:
Net loss	$(42,012,000)	$1,655,000	$(40,357,000)
Deferred revenue	$148,530,000	$(1,655,000)	$146,875,000

B. Revenue Recognition Policy

Product revenue consists of revenues from sales of products, royalties and commissions. Contract and license fee revenue consists of revenue stemming from contractual initial and milestone payments received from customers, including amortization of deferred revenue from contractual payments, reimbursements from PLIVA for their share of SANCTURA promotion and advertising costs incurred by the Company less an amount owed by the Company to PLIVA for the Company’s share of SANCTURA promotion and advertising costs incurred by PLIVA, sales force subsidies from PLIVA, reimbursements from PLIVA for royalties owed by the Company to Madaus, and grants from agencies supporting research and development activities.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (As restated) (Continued)

The Company records sales of product as product revenue upon the later of shipment or as title passes to its customer. In fiscal 2004, the Company commenced selling SANCTURA to PLIVA in bottles for resale and blister packs for distribution as samples (see Note F).

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

The Company’s business strategy includes entering into collaborative license and development or co-promotion agreements with strategic partners for the development and commercialization of the Company’s products or product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. In multiple element arrangements where the Company has continuing performance obligations, license fees are recognized together with any up-front payment over the term of the arrangement as the Company completes its performance obligations, unless the delivered technology has stand alone value to the customer and there is objective and reliable evidence of fair value of the undelivered elements in the arrangement. The Company records such revenue as contract and license fee revenue.

Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations. Revenues from milestone payments related to arrangements under which the Company has no continuing performance obligations are recognized upon achievement of the related milestone. The Company records such revenue as contract and license fee revenue. Contractual subsidies of ongoing expenses are recorded as contract and license fee revenue.

Under the PLIVA Agreement, the initial and subsequent milestone payments, once earned, are recognized as contract and license fee revenue using the contingency-adjusted performance model. Under this model, when a milestone is earned, revenue is immediately recognized on a pro-rata basis in the period the Company achieves the milestone based on the time elapsed from inception of the agreement to the time the milestone is earned over the estimated duration of the PLIVA Agreement. Going forward, the remaining portion of the milestone payment is recognized on a straight-line basis over the remaining estimated duration of the PLIVA Agreement.

Multiple element arrangements are evaluated pursuant to EITF 00-21, “Accounting Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in multiple element arrangements where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (As restated) (Continued)

technology has stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. In particular relating to the PLIVA Agreement (see Note F), the Company and PLIVA are contractually bound to share certain promotion and advertising costs relating to SANCTURA. For promotion and advertising costs incurred by the Company, reimbursements from PLIVA for PLIVA’s share are reflected in contract and license fee revenue. For promotion and advertising costs incurred by PLIVA, reimbursements to PLIVA for the Company’s share are reflected as a reduction of contract and license fee revenue.

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

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (As restated) (Continued)

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

	Three months ended June 30,		Nine months ended June 30,
	2004 (As restated)	2003	2004 (As restated)	2003
As reported net loss	$(16,963,000)	$(12,050,000)	$(40,357,000)	$(20,447,000)
Adjustment to compensation expense for stock-based awards	$(940,000)	$(241,000)	$(1,547,000)	$(760,000)
Pro forma net loss	$(17,903,000)	$(12,291,000)	$(41,904,000)	$(21,207,000)
As reported net loss per common share, basic and diluted	$(0.36)	$(0.26)	$(0.85)	$(0.44)
Pro forma net loss per common share, basic and diluted	$(0.38)	$(0.26)	$(0.88)	$(0.45)

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (As restated) (Continued)

E. Comprehensive Loss

Comprehensive loss for the three and nine month periods ended June 30, 2004 and 2003, respectively, is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004 (As restated)	2003	2004 (As restated)	2003
Net loss	$(16,963,000)	$(12,050,000)	$(40,357,000)	$(20,447,000)
Change in unrealized net gain or (loss) on investments	(112,000)	30,000	(72,000)	(2,000)

Comprehensive loss	$(17,075,000)	$(12,020,000)	$(40,429,000)	$(20,449,000)

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (As restated) (Continued)

F. Agreements

SANCTURA:

In April 2004, the Company entered into a co-promotion and licensing agreement with Odyssey Pharmaceuticals, Inc., a specialty branded subsidiary of PLIVA d.d. (“PLIVA”) (the “PLIVA Agreement”) for the U.S. commercialization of SANCTURA™ (trospium chloride), approved for marketing on May 28, 2004 by the U.S. Food and Drug Administration (“FDA”) as a treatment for overactive bladder. Under the terms of this agreement, the Company granted PLIVA an exclusive right and license to co-promote and sell SANCTURA in the United States. Pursuant to the PLIVA Agreement the Company received $150 million, $30 million upon the execution of the agreement in April 2004 and $120 million in May 2004 upon receipt of the FDA approval of SANCTURA twice daily. In addition, Indevus could receive up to $45 million in future payments contingent upon the achievement of certain milestones related to the development of a once-a-day formulation of SANCTURA, as well as a payment of $20 million related to the achievement of a long-term commercialization milestone in 2013.

For the first six months following the approval of SANCTURA, Indevus is receiving a commission based on net sales of SANCTURA, adjusted by a fixed percentage of the aggregate advertising and promotion costs incurred by PLIVA and Indevus. During this period, Indevus has been responsible for funding its own sales force and certain advertising and promotional costs. PLIVA and Indevus have co-promoted SANCTURA through a joint sales force of approximately 500 sales representatives. Indevus established a sales force initially numbering approximately 280 representatives promoting SANCTURA to urology specialists, obstetricians and gynecologists, and certain primary care physicians.

At any time beginning six months after the approval of SANCTURA, each company has the right to convert the PLIVA Agreement into a royalty-bearing structure, whereby Indevus will receive royalties from PLIVA based on net sales of SANCTURA, and PLIVA would be responsible for promotional and advertising costs. Should this right be exercised, Indevus’ specialty sales force would be subsidized by PLIVA for the first three years commencing on the effective date of the conversion and would continue to promote SANCTURA to urology specialists, obstetricians and gynecologists, and high prescribers during this period.

The Pliva Agreement contains certain obligations to PLIVA to be performed by the Company and gives the Company certain rights resulting from PLIVA’s performance and obligations under the PLIVA Agreement. The Company’s obligations to Pliva, over the term of the PLIVA Agreement, are to: (i) grant an exclusive right to PLIVA to all of our the Company’s technology and know how related to SANCTURA in the U.S.; (ii) conduct and fund all development activities, on a best-efforts basis, to achieve FDA approval of SANCTURA twice-daily and once-daily; (iii) participate equally with PLIVA on steering, development, and marketing committees; (iv) establish and train a sales force during the Copromotion Period and maintain a trained sales force during the first three years of the License Period; (v) provide to PLIVA at cost all product to be used for sale and all samples for distribution; (vi) engage and manage third-party promotion and advertising services related to the launch of SANCTURA twice-daily, as directed by the marketing committee during the Copromotion Period; and (vii) share with PLIVA at a predetermined percentage certain costs related to the launch of SANCTURA twice-daily. Our rights pursuant to the PLIVA Agreement, in addition to the initial and milestone payments, are to: (i) receive commissions on sales of SANCTURA during the Copromotion Period and royalties on sales of SANCTURA during the License Period; (ii) receive a subsidy for our sales force for the first three years of the License Period; (iii) receive reimbursement for a predetermined percentage of promotional and advertising costs incurred; and (iv) convert the PLIVA Agreement from the copromotion structure to the license structure after six months from FDA approval of SANCTURA.

Multiple element arrangements are evaluated pursuant to EITF 00-21, “Accounting Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in multiple element arrangements where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered technology has stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized.

Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104 (“SAB 104”), in service arrangements, provided all other revenue recognition criteria are met, service revenue should be recognized on a straight-line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which the services will be performed.

Under the PLIVA Agreement, the initial and subsequent milestone payments, once earned, are recognized as contract and license fee revenue using the contingency-adjusted performance model. Under this model, when a milestone is earned, revenue is immediately recognized on a pro-rata basis in the period the Company achieves the milestone based on the time elapsed from inception of the agreement to the time the milestone is earned over the estimated duration of the PLIVA Agreement. Going forward, the remaining portion of the milestone payment is recognized on a straight-line basis over the remaining estimated duration of the PLIVA Agreement.

Also, the Company and PLIVA are contractually bound to share certain promotion and advertising costs relating to SANCTURA. For promotion and advertising costs incurred by the Company, reimbursements from PLIVA for PLIVA’s share are reflected in contract and license fee revenue. For promotion and advertising costs incurred by PLIVA, reimbursements to PLIVA for the Company’s share of promotion and advertising costs incurred by PLIVA reflected as a reduction of contract and license fee revenue.

Additionally, the Company is recognizing commission and royalty payments, including PLIVA’s reimbursement to the Company of its royalty obligation to Madaus, as product revenue when earned and shipments to PLIVA of product and samples as product revenue upon shipment, as such activities are reimbursed on a transaction by transaction basis as incurred over the expected term of the Pliva Agreement. Similarly, the subsidy from PLIVA for the Company’s sales force will be recognized as contract and license fee revenue ratably over the three year period of expected receipt during the license period of the arrangement.

The Company estimated the expected twelve year duration of the PLIVA Agreement by assessing several factors. In addition to the contractual duration of the PLIVA Agreement, the later of (i) the twelfth (12th) anniversary of the Launch Date of SANCTURA twice-daily or (ii) the expiration of the last to expire patent included in the Indevus Patent Rights covering SANCTURA once-daily, the Company considered: the absence of patent protection for SANCTURA twice-daily, the current reliance upon Waxman-Hatch market exclusivity, the potential for success of developing SANCTURA once-daily and obtaining patents for SANCTURA once-daily, and the strong competition in the OAB market.

PLIVA will be responsible for product inventory management and sales order fulfillment including billing and collection of customer receivables. The PLIVA Agreement is subject to termination by PLIVA under certain circumstances. Under the PLIVA Agreement, Indevus granted a security interest to PLIVA in Indevus’ FDA marketing authorizations or approvals relating to SANCTURA and agreed to indemnify PLIVA under certain circumstances.

The Company recorded the $150,000,000 received from PLIVA as deferred revenue and is amortizing the deferred revenue into contract and license fee revenue over the estimated twelve year duration of the PLIVA Agreement. In the three and nine month periods ended June 30, 2004, the Company recognized as contract and license fee revenue $3,125,000 from amortization of the deferred revenue under the contingency adjusted method, and $851,000 net reimbursement due to the Company comprised of $1,163,000 of PLIVA’s share of SANCTURA promotion and advertising costs incurred by Indevus less $312,000 owed by the Company to PLIVA for Indevus’ share of SANCTURA promotion and advertising costs incurred by PLIVA.

Citicoline:

Effective January 22, 2004, the Company entered into a new agreement with Ferrer International S.A. (“Ferrer”) covering the development, manufacture, and marketing of citicoline in the U.S. and Canada. Under the terms of the new agreement, the Company has granted Ferrer exclusive rights to its patents and know-how related to citicoline. In exchange, Ferrer agreed to assume all future development, manufacturing, and commercialization costs of citicoline. Indevus will receive 50% of all milestone payments made to Ferrer by a third party and royalties on net sales of the product.

Bucindolol:

In October 2003, CPEC LLC, a consolidated subsidiary, licensed its bucindolol development and marketing rights to ARCA Discovery, Inc. in exchange for potential future milestone and royalty payments.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (As restated) (Continued)

PRO 2000:

Pursuant to research grants supporting certain PRO 2000 development costs, the Company reflected $6,000 and $170,000 of contract and license fee revenue in the three and nine month periods ended June 30, 2004, respectively, and $12,000 and $71,000 of contract and license fee revenue in the three and nine month periods ended June 30, 2003, respectively.

G. Subsequent Event

On July 1, 2004, the Company announced that its board of directors has authorized the repurchase from time to time of up to 2,500,000 shares of its common stock in open market transactions. Through December 14, 2004, the Company has repurchased 1,166,000 shares at an average price of approximately $6.28 per share.

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

Emerging issues Task Force (“EITF”) 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”), was issued in March 2004. EITF 03-6 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows due to the net loss reported. In the event the Company reports net income, the Company will allocate undistributed earnings and report earnings per share accordingly.

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

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (As restated) (Continued)

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

Effective April 6, 2004, the Company entered into the Pliva Agreement for the U.S. commercialization of SANCTURA, a treatment for overactive bladder. The Company granted Pliva an exclusive right and license to co-promote and sell SANCTURA in the United States. The Pliva Agreement provides for payments to Indevus from Pliva, including $150 million received during the quarter ended June 30, 2004, $30 million upon signing and $120 million upon FDA approval of SANCTURA twice daily. In addition, Indevus could receive up to $45 million in future payments contingent upon the achievement of certain milestones related to the development of a once-a-day formulation of SANCTURA, as well as a payment of $20 million related to the achievement of a long-term commercialization milestone in 2013. The $150 million received from Pliva during the quarter ended June 30, 2004 is being amortized into contract and license fees on a straight-line basis in accordance with the contingency adjusted method over a currently-estimated 12 year duration of the Pliva Agreement. Cash received in excess of revenue recorded is classified as deferred revenue. New information in future periods that could affect the duration may result in an adjustment to the estimated duration.

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

Expected Term of the PLIVA Agreement and Deferred Revenue

The initial $30 million payment received from PLIVA and the $120 million payment received from PLIVA upon receipt of FDA approval to market SANCTURA are significant and we are recording the initial and milestone payments received from PLIVA as deferred revenue and amortizing each of these components into revenue under the contingency adjusted method over the estimated duration of the PLIVA Agreement commencing on the date earned. We believe the estimated term of the PLIVA Agreement is a significant estimate which affects revenue recognized and the balance of deferred revenue on our balance sheet and we explain our estimate of the expected twelve year term of the PLIVA Agreement below.

The Pliva Agreement expires on the later of (i) the twelfth (12th) anniversary of the Launch Date of SANCTURA twice-daily or (ii) the expiration of the last to expire patent included in the Indevus Patent Rights covering SANCTURA once-daily. Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”) specifies that unless evidence suggests otherwise, service revenues should be recognized over the contractual term of the arrangement or the expected period over which services are expected to be performed, if longer. We considered the following factors in evaluating the expected duration of the Pliva Agreement:

•	SANCTURA twice-daily does not have marketing protection afforded by patents and is currently being marketed pursuant to five years of market exclusivity provided by the Waxman-Hatch Act;

•	The potential of success in developing SANCTURA once-daily including the filing of an NDA and ultimate approval by the FDA to market SANCTURA Once-Daily;

•	The potential for successfully obtaining approval of patents covering SANCTURA once-daily and the protection such patents may afford;

•	If protection from patents was not obtained for SANCTURA once-daily, the potential benefit of any reliance on market exclusivity that may be provided by the Waxman-Hatch Act;

•	The strong competition in the overactive bladder market including from large pharmaceutical companies.

After considering all of the above, we estimated the expected term of the PLIVA Agreement to be twelve years consistent with the negotiated minimum term of the arrangement of twelve years from launch of SANCTURA. In the event development of SANCTURA once-daily was terminated prior to approval for marketing by the FDA the expected term of the arrangement would likely be less than twelve years. In the event SANCTURA once-daily is approved for marketing by the FDA, achieves an acceptable measure of market success, and we are able to obtain and benefit from patent protection for SANCTURA once-daily, the term of the arrangement may extend beyond the estimated twelve years.

We amortized $3,125,000 of deferred revenue into contract and license fee revenue in the three and nine months ended June 30, 2004 and the balance of deferred revenue at June 30, 2004 is $146,875,000. We will reevaluate our estimate of the expected term of the PLIVA Agreement when new information is known that could affect this estimate. If we change our estimate of the duration of the PLIVA Agreement in the future and extend or reduce our estimate of its duration, we would decrease or increase, respectively, the amount of periodic revenue to be recognized from the amortization of remaining deferred revenue.

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

Significant Accounting Policy

Product revenue consists of revenues from sales of products, royalties and commissions. Contract and license fee revenue consists of revenue stemming from contractual initial and milestone payments received from customers, including amortization of deferred revenue from contractual payments, reimbursements from PLIVA for their share of SANCTURA promotion and advertising costs incurred by the Company less an amount owed by the Company to PLIVA for the Company’s share of SANCTURA promotion and advertising costs incurred by PLIVA, sales force subsidies from PLIVA, reimbursements from PLIVA for royalties owed by the Company to Madaus, and grants from agencies supporting research and development activities.

The Company records sales of product as product revenue upon the later of shipment or as title passes to its customer. In fiscal 2004, the Company commenced selling SANCTURA to PLIVA in bottles for resale and blister packs for distribution as samples (see Note F of Notes to unaudited consolidated financial statements).

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

The Company’s business strategy includes entering into collaborative license and development or co-promotion agreements with strategic partners for the development and commercialization of the Company’s products or product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. In multiple element arrangements where the Company has continuing performance obligations, license fees are recognized together with any up-front payment over the term of the arrangement as the Company completes its performance obligations, unless the delivered technology has stand alone value to the customer and there is objective and reliable evidence of fair value of the undelivered elements in the arrangement. The Company records such revenue as contract and license fee revenue.

Revenues from milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as the Company completes its performance obligations. Revenues from milestone payments related to arrangements under which the Company has no continuing performance obligations are recognized upon achievement of the related milestone. The Company records such revenue as contract and license fee revenue. Contractual subsidies of ongoing expenses are recorded as contract and license fee revenue.

Under the PLIVA Agreement, the initial and subsequent milestone payments, once earned, are recognized as contract and license fee revenue using the contingency-adjusted performance model. Under this model, when a milestone is earned, revenue is immediately recognized on a pro-rata basis in the period the Company achieves the milestone based on the time elapsed from inception of the agreement to the time the milestone is earned over the estimated duration of the PLIVA Agreement. Going forward, the remaining portion of the milestone payment is recognized on a straight-line basis over the remaining estimated duration of the PLIVA Agreement.

Multiple element arrangements are evaluated pursuant to EITF 00-21, “Accounting Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in multiple element arrangements where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered technology has stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104 (“SAB 104”), in service arrangements, provided all other revenue recognition criteria are met, service revenue should be recognized on a straight-line basis, unless evidence suggests that the revenue is earned or obligations are fulfilled in a different pattern, over the contractual term of the arrangement or the expected period during which the services will be performed. In particular relating to the PLIVA Agreement (see Note F of Notes to unaudited consolidated financial statements), the Company and PLIVA are contractually bound to share certain promotion and advertising costs relating to SANCTURA. For promotion and advertising costs incurred by the Company, reimbursements from PLIVA for PLIVA’s share are reflected in contract and license fee revenue. For promotion and advertising costs incurred by PLIVA, reimbursements to PLIVA for the Company’s share are reflected as a reduction of contract and license fee revenue.

Cash received in advance of revenue recognition is recorded as deferred revenue.

Other

The Company is filing this Amendment No. 1 to Form 10-Q on Form 10-Q/A to restate its consolidated financial statements for the third quarter of fiscal 2004. In the Form 10-Q filed for the quarter ended June 30, 2004, the Company disclosed that the SEC reviewed and provided comments on the Company’s prospective accounting treatment for the Pliva Agreement. As a result of discussions with the SEC, the Company changed its method of accounting for revenue to be recognized from the initial and subsequent milestones received from Pliva. The effect of the change in accounting method in the Company’s statement of operations was to increase revenue by $1,655,000 for the three and nine months ended June 30, 2004 and to reduce the Company’s net loss by $1,655,000 for the same periods. This adjustment had no effect on the net cash flows from operations for such periods.

The Company’s consolidated financial statements for the third quarter of fiscal 2004 contained in this Amendment No. 1 to Form 10-Q on Form 10-Q/A reflect the effect of the restatement. See Note A of Notes to unaudited consolidated financial statements.

This Amendment No. 1 restates in their entirety, Items 1 and 2 of Part I of the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal 2004 to reflect the restatement described above, as well as Item 6 of Part II to comply with Rule 12b-15 promulgated under the Securities Exchange Act of 1934. Pursuant to Rule 12b-15 this Amendment No. 1 sets forth the complete text of each item which is being amended, as amended. Any Items of the initially filed 10-Q which are not being amended have been left out of this Amendment No. 1. Furthermore, pursuant Rule 12b-15 this Amendment No. 1 includes new certifications by each principal executive and principal financial officer of Indevus Pharmaceuticals, Inc.

Results of Operations

Our net loss increased $4,913,000 to $(16,963,000), or $(0.36) per share, basic, in the third quarter of fiscal 2004 from $(12,050,000), or $(0.26) per share, basic, in the third quarter of fiscal 2003 and increased $19,910,000 to $(40,357,000), or $(0.85) per share, in the nine month period ended June 30, 2004 from $(20,447,000), or $(0.44) per share, in the nine month period ended June 30, 2003. These increased net losses are primarily the result of our continuing development and pre-marketing activities related to SANCTURA.

Total revenues increased $3,747,000, or 525%, to $4,461,000 in the three month period ended June 30, 2004 from $714,000 in the three month period ended June 30, 2003 and increased $1,857,000, or 42%, to $6,264,000 in the nine month period ended June 30, 2004 from $4,407,000 in the nine month period ended June 30, 2003. Contract and license fees in the three and nine month periods ended June 30, 2004 relate almost entirely to the Pliva Agreement and include $3,125,000 from amortization of the deferred revenue and $851,000 net reimbursement due to the Company comprised of $1,163,000 of Pliva’s share of SANCTURA promotion and advertising costs incurred by Indevus, less $312,000 owed by us to Pliva for Indevus’ share of SANCTURA promotion and advertising costs incurred by Pliva. Included in contract and license fees in the nine month period ended June 30, 2003 is a $777,000 initial payment received in from Lilly related to the renegotiated agreement with Lilly for Sarafem. Royalty revenue in the three and nine month periods ended June 30, 2004 and 2003 includes fixed net royalties received from Eli Lilly & Company (“Lilly”) for sales of Sarafem and the nine month period ended June 30, 2003 includes $2,184,000 of accelerated sales milestones which were one-time payments and do not recur. In the next fiscal quarter, we expect to record commissions on net sales of SANCTURA pursuant to the launch of SANCTURA and revenue from the sale of SANCTURA to Pliva.

Royalty expense decreased $59,000, or 38%, to $98,000 in the three month period ended June 30, 2004 from $157,000 in the three month period ended June 30, 2003 and decreased $445,000, or 49%, to $459,000 in the nine month period ended June 30, 2004 from $904,000 for the nine month period ended June 30, 2003. Royalty expense in the three and nine month periods ended June 30, 2004 and 2003 consists primarily of amounts due or paid to Massachusetts Institute of Technology for their portion of the royalties and contractual payments received from Lilly and decreased in the fiscal 2004 three and nine month periods as a result of decreased revenue from Sarafem as described above. We expect to record cost of product revenues in the next fiscal quarter from sales of SANCTURA to Pliva.

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

The increase in research and development expense in the nine month period is due primarily to increased development costs related to SANCTURA and the absence of license and contractual fees paid in the fiscal 2003 nine month period. SANCTURA development costs increased approximately $1,500,000 due to the QT study, once-a-day and other development costs offset by the absence of clinical costs and NDA preparation costs incurred in the fiscal 2003 nine month period and increased for milestone payments to Shire of $1,750,000 incurred in the fiscal 2004 nine month period. Additionally, the fiscal 2003 nine month period included an initial license fee of $1,500,000 paid for aminocandin and a $500,000 contractual payment to Paligent, Inc. related to PRO 2000. The fiscal 2004 nine month period also included other increased development costs of approximately $1,500,000 related primarily to IP 751, aminocandin, and of dersalazine. We expect to incur substantial costs related to SANCTURA as well as the continued development of our other products.

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

Analysis of Cash Flows

Cash provided by operating activities for the nine month period ended June 30, 2004 of $107,128,000 consisted primarily of the $150,000,000 received from Pliva pursuant to the Pliva Agreement, which was classified as deferred revenue, and the net loss of $40,357,000. We paid $2,238,000 of interest due on our convertible notes in January 2004 and made a similar payment in July 2004.

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

PART II. OTHER INFORMATION

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

INDEVUS PHARMACEUTICALS, INC.

INDEVUS PHARMACEUTICALS, INC

Date: December 14, 2004	By:	/s/ Glenn L. Cooper
Glenn L. Cooper, M.D., Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: December 14, 2004	By:	/s/ Michael W. Rogers
Michael W. Rogers, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: December 14, 2004	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance (Principal Accounting Officer)