Form 10-Q
period 2004-12-31
INDEVUS PHARMACEUTICALS INC
filed 2005-02-09
CIK 854222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004,

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class:	Outstanding at February 8, 2005
Common Stock $.001 par value	46,969,811 shares

INDEVUS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands except share data)

	December 31, 2004	September 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$106,553	$127,099
Marketable securities	24,498	26,423
Accounts receivable	2,638	7,042
Inventories	2,883	1,160
Prepaids and other current assets	3,928	3,082

Total current assets	140,500	164,806

Marketable securities	3,041	3,486
Property and equipment, net	698	546
Insurance claim receivable	1,258	1,258
Prepaid debt issuance costs	2,338	2,503
Other assets	1,205	1,239

Total assets	$149,040	$173,838

LIABILITIES
Current liabilities:
Accounts payable	$4,572	$6,361
Accrued expenses	13,447	13,707
Accrued interest	2,075	950
Deferred revenue	12,500	12,500

Total current liabilities	32,594	33,518

Convertible Notes	72,000	72,000
License fees payable	100	100
Deferred revenue	128,125	131,250
Minority interest	8	8

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value, 5,000,000 shares authorized;
Series B, 239,425 shares issued and outstanding (liquidation preference at December 31, 2004 $3,026)	3,000	3,000
Series C, 5,000 shares issued and outstanding (liquidation preference at December 31, 2004 $502)	500	500
Common stock, $.001 par value, 80,000,000 shares authorized; 47,825,896 shares issued at December 31 and September 30, 2004	48	48
Additional paid-in capital	308,293	309,050
Accumulated deficit	(390,052)	(368,903)
Accumulated other comprehensive loss	(200)	(131)
Treasury stock, at cost, 870,335 and 1,057,125 shares at December 31 and September 30, 2004, respectively	(5,376)	(6,602)

Total stockholders’ deficit	(83,787)	(63,038)

Total liabilities and stockholders’ deficit	$149,040	$173,838

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended December 31, 2004 and 2003

(Unaudited)

(Amounts in thousands except per share data)

	Three months ended December 31,
	2004	2003
Revenues:
Product revenue	$3,467	$785
Contract and license fees	2,296	142

Total revenues	5,763	927

Costs and expenses:
Cost of product revenue	2,480	315
Research and development	5,878	7,554
Marketing, general and administrative	17,481	4,016

Total costs and expenses	25,839	11,885

Loss from operations	(20,076)	(10,958)
Investment income	674	222
Interest expense	(1,292)	(1,292)
Minority interest	—	4

Loss before income taxes	(20,694)	(12,024)
Provision for income taxes	(455)	—

Net loss	$(21,149)	$(12,024)

Net loss per common share, basic and diluted	$(0.44)	$(0.25)

Weighted average common shares outstanding, basic and diluted	47,826	47,211

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2004 and 2003

(Unaudited)

(Amounts in thousands)

	For the three months ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(21,149)	$(12,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	6
Amortization of convertible note issuance costs	165	165
Changes in assets and liabilities:
Accounts receivable	4,404	(53)
Inventories	(1,723)	—
Prepaid and other assets	(824)	(614)
Accounts payable	(1,789)	(667)
Deferred revenue	(3,125)	—
Accrued expenses and other liabilities	855	2,320

Net cash used in operating activities	(23,106)	(10,867)

Cash flows from investing activities:
Capital expenditures	(232)	(5)
Purchase of marketable securities	—	(3,210)
Proceeds from maturities and sales of marketable securities	2,314	2,692

Net cash provided by (used in) investing activities	2,082	(523)

Cash flows from financing activities:
Net proceeds from issuance of common and treasury stock	478	371

Net cash provided by financing activities	478	371

Net change in cash and cash equivalents	(20,546)	(11,019)
Cash and cash equivalents at beginning of period	127,099	57,717

Cash and cash equivalents at end of period	$106,553	$46,698

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

The consolidated interim financial statements included herein have been prepared by Indevus Pharmaceuticals, Inc. (“Indevus” or the “Company”) without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2004.

Certain prior year amounts have been reclassified to conform to fiscal 2005 classifications.

Indevus is a biopharmaceutical company engaged in the development and commercialization of a diversified portfolio of product candidates, including SANCTURA™ (trospium chloride), approved by the U.S. Food and Drug Administration for the treatment of overactive bladder (“OAB”), and multiple compounds in clinical development.

B. Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method.

The components of inventory are as follows:

	December 31, 2004	September 30, 2004
Raw materials	$2,148,000	$488,000
Finished goods	735,000	672,000

	$2,883,000	$1,160,000

Inventories consist solely of SANCTURA. Raw materials consist of tablets of SANCTURA in bulk form purchased from the Company’s supplier, Madaus A.G. Finished goods consist of SANCTURA tablets packaged in bottles for resale and blister packages for distribution as samples.

C. Basic and Diluted Loss per Common Share

During the three month period ended December 31, 2004, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) the notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 and (ii) options to purchase 1,306,000 shares of Common Stock at prices ranging from $6.68 to $20.13 with expiration dates ranging up to September 28, 2014. Additionally, during the three month period ended December 31, 2004, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 9,468,000 shares of Common Stock at prices ranging from $1.22 to $6.61 with expiration dates ranging up to August 17, 2014; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock and (iii) warrants to purchase 10,000 shares of Common Stock with an exercise price of $6.19 and an expiration date of July 17, 2006.

During the three month period ended December 31, 2003, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) the notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 (ii) options to purchase 3,206,000 shares of Common Stock at prices ranging from $5.72 to $20.13 with expiration dates ranging up to May 13, 2012 and (iii) warrants to purchase 55,000 shares of Common Stock with exercise prices ranging from $5.00 to $7.13 and with expiration dates ranging up to July 17, 2006. Additionally, during the three month period ended December 31, 2003 securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 6,985,000 shares of Common Stock at prices ranging from $1.22 to $5.32 with expiration dates ranging up to June 3, 2013; and (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock.

Certain of the above securities contain anti-dilution provisions which may result in a change in the exercise price or number of shares issuable upon exercise or conversion of such securities.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three months ended December 31,
	2004	2003
As reported net loss	$(21,149,000)	$(12,024,000)
Noncash compensation expense included in reported net income, net of tax	$—	$—
Compensation expense determined under the fair-value method for all awards, net of tax	$(665,000)	$(302,000)
Pro forma net loss	$(21,814,000)	$(12,326,000)
As reported net loss per common share:
Basic	$(0.44)	$(0.25)
Diluted	$(0.44)	$(0.25)
Pro forma net loss per common share:
Basic	$(0.46)	$(0.26)
Diluted	$(0.46)	$(0.26)

E. Comprehensive Loss

Comprehensive loss for the three month periods ended December 31, 2004 and 2003, respectively, is as follows:

	Three Months Ended December 31,
	2004	2003
Net loss	$(21,149,000)	$(12,024,000)
Change in unrealized net gain or (loss) on investments	(69,000)	(30,000)

Comprehensive loss	$(21,218,000)	$(12,054,000)

F. Facilities Lease

In December 2004, the Company entered into a lease agreement for new corporate headquarters in Lexington, MA. This lease for approximately 45,000 square feet provides for an initial term of 66 months, commencing upon occupancy. The aggregate minimum rental commitment is approximately $5,400,000. The Company expects to occupy its new facilities in June 2005, prior to the April 2007 expiration of the lease period of its current facilities. The Company expects to record a charge related to the future nonutilization of its current facilities in the period when the Company ceases to use such facilities.

G. SANCTURA

In April 2004, we entered into a co-promotion and licensing agreement with Odyssey Pharmaceuticals, Inc., a specialty branded subsidiary of PLIVA d.d. (“PLIVA”) (the “PLIVA Agreement”) for the U.S. commercialization of SANCTURA (trospium chloride) launched in August 2004. Pursuant to the PLIVA Agreement, on September 27, 2004, the Company made formal notification to PLIVA with respect to the termination of the co-promotion period of the Agreement, thereby converting the Agreement into a royalty-bearing structure (the “Conversion”). The Conversion became effective on November 29, 2004 as of which date approximately 200 of the Company’s primary care sales representatives became PLIVA employees. Under this royalty-bearing structure, the Company receives royalties from PLIVA based on net sales of SANCTURA, and PLIVA is responsible for promotional and advertising costs. Additionally, for the three years commencing November 29, 2004, PLIVA commenced subsidizing, at an annual rate of approximately $7.7 million, the Company’s specialty sales force which is continuing to promote SANCTURA to urology specialists, obstetricians and gynecologists, and other high prescribers. Product revenues related to SANCTURA for the three month period ended December 31, 2004, consisted of $2,062,000 from sales of bottles and samples of SANCTURA to PLIVA, $752,000 of commissions and royalties from PLIVA on sales of SANCTURA, and $188,000 of royalties due to Madaus for which PLIVA is contractually obligated to reimburse the Company. Contract and license fees revenue related to SANCTURA in the three month period ended December 31, 2004 consisted of $3,125,000 from amortization of the deferred revenue, $640,000 for one month of sales force subsidy from PLIVA, less $1,482,000 net reimbursement due to PLIVA comprised of $2,691,000 of PLIVA’s share of SANCTURA promotion and advertising costs incurred by Indevus, less $4,173,000 owed by us to PLIVA for our share of SANCTURA promotion and advertising costs incurred by PLIVA.

H. Withdrawal of Redux, Legal Proceedings, Insurance Claims, and Related Contingencies

In May 2001, the Company entered into the AHP Indemnity and Release Agreement pursuant to which Wyeth agreed to indemnify the Company against certain classes of product liability cases filed against the Company related to Redux™ (dexfenfluramine), a prescription anti-obesity compound withdrawn from the market in September 1997. This indemnification covers plaintiffs who initially opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs related to the Company’s defense of Redux-related product liability cases. Also, pursuant to the agreement, Wyeth has funded additional insurance coverage to supplement the Company’s existing product liability insurance. The Company believes this total insurance coverage is sufficient to address its potential remaining Redux product liability exposure. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which the Company is not otherwise indemnified or covered under the AHP Indemnity and Release Agreement will not have a material adverse effect on the Company’s future business, results of operations or financial condition or that the potential of any such claims would not adversely affect the Company’s ability to obtain sufficient financing to fund operations. Up to the date of the AHP Indemnity and Release Agreement, the Company’s defense costs were paid by, or subject to reimbursement to the Company from, the Company’s product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by the Company or its insurers. In exchange for the indemnification, defense costs, and insurance coverage provided to Indevus by Wyeth, the Company agreed to dismiss its suit against Wyeth filed in January 2000, its appeal from the order approving Wyeth’s national class action settlement of diet drug claims, and its cross-claims against Wyeth related to Redux product liability legal actions.

As of December 31, 2004, the Company had an outstanding insurance claim of $3,735,000, consisting of payments made by the Company to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to the Company by Reliance Insurance Company (“Reliance”). In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting the Company’s best estimate given the available facts and circumstances. The amount the Company collects could differ from the $1,258,000 reflected as a noncurrent insurance claim receivable at December 31, 2004. It is uncertain when, if ever, the Company will collect any of its $3,735,000 of estimated claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5,000,000 limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

At December 31, 2004, we have an accrued liability of approximately $600,000 for Redux-related expenses, including legal expenses. The amounts we ultimately pay could differ from this amount. To the extent amounts paid differ from the amounts accrued, we will record a charge or credit to the statement of operations.

I. Income taxes

The provision for income taxes of $455,000 in the three month period ended December 31, 2004 relates to U.S. federal alternative minimum tax and state income tax. Tax recognition of the initial and milestone payments received from PLIVA in fiscal 2004 were deferred to fiscal 2005 when they were recognized in full. Utilization of tax loss carryforwards is limited for use against the U.S. federal alternative tax and by certain states resulting in federal and state tax obligations in fiscal 2005.

J. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard for Statement of Financial Accounting No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), which revises Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Under SFAS 123R, the most significant change in practice would be treating the fair value of stock-based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. This pronouncement is effective for the first fiscal period beginning after June 15, 2005. We are currently assessing the impact that the adoption of this standard will have on our financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Form 10-Q that are not statements or descriptions of historical facts are “forward looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These and other forward-looking statements made by us in reports that we file with the Securities and Exchange Commission, press releases, and public statements of our officers, corporate spokespersons or our representatives are based on a number of assumptions and relate to, without limitation: our ability to successfully develop, obtain regulatory approval for and commercialize any products, including SANCTURA (trospium chloride tablets) and SANCTURA XR (once-a-day SANCTURA); our ability to enter into corporate collaborations or to obtain sufficient additional capital to fund operations; and the Redux-related litigation. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other expressions which predict or indicate future events and trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties and such forward-looking statements may turn out to be wrong. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” and elsewhere in, or incorporated by reference into, the Company’s Form 10-K for the fiscal year ended September 30, 2004. These factors include, but are not limited to: dependence on the success of SANCTURA and SANCTURA XR; the early stage of products under development; uncertainties relating to clinical trials, regulatory approval and commercialization of our products, particularly SANCTURA and SANCTURA XR; risks associated with contractual agreements, particularly for the manufacture and co-promotion of SANCTURA and SANCTURA XR; dependence on third parties for manufacturing and marketing; competition; need for additional funds and corporate partners, including for the development of our products; failure to acquire and develop additional product candidates; history of operating losses and expectation of future losses; product liability and insurance uncertainties; risks relating to the Redux related litigation; limited patents and proprietary rights; dependence on market exclusivity; valuation of our common stock; risks related to repayment of debts; risks related to increased leverage; and other risks. The forward-looking statements represent our judgment and expectations as of the date of this Form 10-Q. Except as may otherwise be required by applicable securities laws, we assume no obligation to update any such forward looking statements.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this report and audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Unless the context indicates otherwise, “Indevus”, the “Company”, “we”, “our” and “us” refer to Indevus Pharmaceuticals, Inc., and “Common Stock” refers to the common stock, $.001 par value per share, of Indevus. SANCTURA and SANCTURA XR are registered trademarks of Indevus.

Description of the Company

Indevus Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the acquisition, development and commercialization of products targeting certain medical specialty areas, including urology and infectious diseases. We currently market SANCTURA for overactive bladder and have multiple compounds in clinical development, including pagoclone for stuttering, aminocandin for systemic fungal infections, PRO 2000 for the prevention of infection by HIV and other sexually transmitted pathogens, and IP 751 for pain and inflammatory disorders such as interstitial cystitis.

Recent Product Developments

SANCTURA

In April 2004, we entered into the PLIVA Agreement for the U.S. commercialization of SANCTURA (trospium chloride) launched in August 2004. Pursuant to the PLIVA Agreement, on September 27, 2004, we made formal notification to PLIVA with respect to the termination of the six-month co-promotion period of the Agreement, thereby converting the Agreement into a royalty-bearing structure (the “Conversion”). The Conversion became effective on November 29, 2004 as of which date approximately 200 of our primary care sales representatives became PLIVA employees. Under this royalty-bearing structure, we receive royalties from PLIVA based on net sales of SANCTURA, and PLIVA is responsible for promotional and advertising costs. Additionally, for the three years commencing November 29, 2004, PLIVA commenced subsidizing, at an annual rate of approximately $7.7 million, our specialty sales force which is continuing to promote SANCTURA to urology specialists, obstetricians and gynecologists, and other high prescribers.

Aminocandin

In October 2004, we commenced a multi-dose Phase I trial of aminocandin. During dose escalation, we saw some local vein irritation as doses and concentrations increased. This irritation is likely due to the current intravenous formulation and we are currently working on a reformulation of the intravenous dosage form. Overall, the product continues to have a favorable systemic safety profile. We plan to finish the Phase I studies later in 2005. Accordingly, Phase II clinical trials could begin in early 2006.

PRO 2000

An NIH-sponsored Phase II/III clinical trial to assess the safety and effectiveness of PRO 2000 in blocking male to female HIV transmission is planned to begin in early 2005 at sites in Africa and the U.S. The study is expected to involve approximately 3,200 HIV-uninfected women, most of whom are at risk for acquiring HIV by virtue of living in regions where the infection rate is high. The trial will also evaluate effectiveness against other sexually transmitted diseases.

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

Expected Term of the PLIVA Agreement and Deferred Revenue

The initial $30 million payment received from PLIVA and the $120 million payment received from PLIVA upon receipt of FDA approval to market SANCTURA are significant and we are recording the initial and milestone payments received from PLIVA as deferred revenue and amortizing each of these components into revenue under the contingency adjusted method over the estimated duration of the PLIVA Agreement commencing on the date earned. We believe our estimated twelve-year term of the PLIVA Agreement is a significant estimate which affects revenue recognized and the balance of deferred revenue on our balance sheet.

We amortized $3,125,000 of deferred revenue into contract and license fee revenue in the three months ended December 31, 2004 and the balance of deferred revenue at December 31, 2004 is $140,625,000. We will reevaluate our estimate of the expected term of the PLIVA Agreement when new information is known that could affect this estimate. If we change our estimate of the duration of the PLIVA Agreement in the future and extend or reduce our estimate of its duration, we would decrease or increase, respectively, the amount of periodic revenue to be recognized from the amortization of remaining deferred revenue.

Insurance Claim Receivable

As of December 31, 2004, we had an outstanding insurance claim of approximately $3,700,000, for services rendered through May 30, 2001 by the group of law firms defending us in the Redux-related product liability litigation. The full amount of our current outstanding insurance claim is made pursuant to our product liability policy issued to us by Reliance Insurance Company (“Reliance”), which is in liquidation proceedings. Based upon discussions with our attorneys and other consultants regarding the amount and timing of potential collection of our claim on Reliance, we previously recorded a reserve against our outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting our best estimate given the available facts and circumstances. We believe our reserve of approximately $2,400,000 against the insurance claim on Reliance as of December 31, 2004 is a significant estimate reflecting management’s judgment. To the extent we do not collect the insurance claim receivable of $1,258,000, we would be required to record additional charges. Alternatively, if we collect amounts in excess of the current receivable balance, we would record a credit for the additional funds received in the statement of operations.

Redux-Related Liabilities

At December 31, 2004, we have an accrued liability of approximately $600,000 for Redux-related expenses, including legal expenses. The amounts we ultimately pay could differ significantly from the amount currently accrued at December 31, 2004. To the extent the amounts paid differ from the amounts accrued, we will record a charge or credit to the statement of operations.

Significant Accounting Policy

Revenue Recognition: Product revenue consists of revenues from sales of products, royalties and commissions. Contract and license fee revenue consists of revenue stemming from contractual initial and milestone payments received from customers, including amortization of deferred revenue from contractual payments, reimbursements from PLIVA for their share of SANCTURA promotion and advertising costs we incurred less an amount we owed to PLIVA for our share of SANCTURA promotion and advertising costs incurred by PLIVA, sales force subsidies from PLIVA, and grants from agencies supporting research and development activities.

We record sales of product as product revenue upon the later of shipment or as title passes to its customer. In fiscal 2004, we commenced selling SANCTURA to PLIVA in bottles for resale and blister packs for distribution as samples.

Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize our licensed technologies and are generally reported to us in a royalty report on a specified periodic basis. Royalty revenue is recognized in the period in which the sales of the product or technology occurred on which the royalties are based unless the royalty report for such period is received subsequent to the time we are required to report our results on Form 10-Q or Form 10-K and the amount of the royalties earned is not estimable, in which case we recognize such royalty revenue in the subsequent accounting period when we receive the royalty report and when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement.

Our business strategy includes entering into collaborative license and development or co-promotion agreements with strategic partners for the development and commercialization of our products or product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. In multiple element arrangements where we have continuing performance obligations, license fees are recognized together with any up-front payment over the term of the arrangement as we complete our performance obligations, unless the delivered technology has stand alone value to the customer and there is objective and reliable evidence of fair value of the undelivered elements in the arrangement. We record such revenue as contract and license fee revenue.

Revenues from milestone payments related to arrangements under which we have continuing performance obligations are recognized as revenue upon achievement of the milestone only if all of the following conditions are met: the milestone payments are non-refundable; achievement of the milestone was not reasonably assured at the inception of the arrangement; substantive effort is involved in achieving the milestone; and the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the milestone payments are deferred and recognized as revenue over the term of the arrangement as we complete our performance obligations. Revenues from milestone payments related to arrangements under which we have no continuing performance obligations are recognized upon achievement of the related milestone. We record such revenue as contract and license fee revenue. Contractual subsidies of ongoing expenses are recorded as contract and license fee revenue.

Under the PLIVA Agreement, the initial and subsequent milestone payments, once earned, are recognized as contract and license fee revenue using the contingency-adjusted performance model. Under this model, when a milestone is earned, revenue is immediately recognized on a pro-rata basis in the period we achieve the milestone based on the time elapsed from inception of the agreement to the time the milestone is earned over the estimated duration of the PLIVA Agreement. Going forward, the remaining portion of the milestone payment is recognized on a straight-line basis over the remaining estimated duration of the PLIVA Agreement.

Multiple element arrangements are evaluated pursuant to EITF 00-21, “Accounting Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in multiple element arrangements where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered technology has stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. In particular relating to the PLIVA Agreement, the Company and PLIVA are contractually bound to share certain promotion and advertising costs relating to SANCTURA. For promotion and advertising costs incurred by us, reimbursements from PLIVA for PLIVA’s share are reflected in contract and license fee revenue. For promotion and advertising costs incurred by PLIVA, reimbursements to PLIVA for our share are reflected as a reduction of contract and license fee revenue.

Cash received in advance of revenue recognition is recorded as deferred revenue.

Results of Operations

Our net loss increased $9,125,000 to $(21,149,000), or $(0.44) per share, basic, in the three month period ended December 31, 2004 from $(12,024,000), or $(0.25) per share, basic, in the three month period ended December 31, 2003. This increased net loss is primarily the result of our increased marketing activities related to SANCTURA, net of increased revenue from SANCTURA.

Total revenues increased $4,836,000, or 522%, to $5,763,000 in the three month period ended December 31, 2004 from $927,000 in the three month period ended December 31, 2003 primarily due to SANCTURA-related revenues that did not exist in the three month period ended December 31, 2003. Product revenue increased $2,682,000, or 342%, to $3,467,000 in the three month period ended December 31, 2004 from $785,000 in the three month period ended December 31, 2003. Product revenue in the three month period ended December 31, 2004 included $2,062,000 from sales of SANCTURA to PLIVA, $752,000 of commissions and royalties from PLIVA on sales of SANCTURA, and $465,000 of royalties from Eli Lilly & Company (“Lilly”) on sales of Sarafem. Product revenue in the three month period ended December 31, 2003 of $785,000 consisted of royalties from Lilly on sales of Sarafem.

Contract and license fees of $2,296,000 in the three month period ended December 31, 2004 relate almost entirely to the PLIVA Agreement and include $3,125,000 from amortization of the deferred revenue, $640,000 for one month of sales force subsidy from PLIVA, less $1,482,000 net reimbursement due to PLIVA comprised of $2,691,000 of PLIVA’s share of SANCTURA promotion and advertising costs incurred by Indevus, less $4,173,000 owed by us to PLIVA for our share of SANCTURA promotion and advertising costs incurred by PLIVA. Contract and license fees of $142,000 in the three month period ended December 31, 2003 relates to a research grant for certain PRO 2000 development costs.

Cost of product revenue increased to $2,480,000 in the three month period ended December 31, 2004 from $315,000 in the three month period ended December 31, 2003. Cost of product revenue in the three month period ended December 31, 2004 relates primarily to sales of SANCTURA which we sell to PLIVA at our cost. Also included in cost of product revenue in the three month period ended December 31, 2004 are $188,000 of royalties to Madaus and $93,000 of royalties we owe to Massachusetts Institute of Technology (“MIT”) for their portion of the Sarafem royalties. Cost of product revenue in the three month period ended December 31, 2003 primarily includes $157,000 of royalties due to MIT for their portion of the Sarafem royalties and development costs related to the PRO 2000 research grant.

Research and development expense decreased $1,676,000, or 22%, to $5,878,000 in the three month period ended December 31, 2004 from $7,554,000 in the three month period ended December 31, 2003. This decrease is primarily due to lower external product development costs of approximately $3,200,000 related to SANCTURA, partially offset by an increase in aminocandin external product development costs of approximately $1,400,000. SANCTURA external product development costs in the three month period ended December 31, 2003 included costs of a Phase III study and our QT study which ended in fiscal 2004. SANCTURA external product development costs in the three month period ended December 31, 2004 relate primarily to the development of SANCTURA XR. Additionally, research and development expenses in the three month period ended December 31, 2004 include increased staffing and related support costs of approximately $400,000.

Marketing, general and administrative expense increased $13,465,000, or 335%, to $17,481,000 in the three month period ended December 31, 2004 from $4,016,000 in the three month period ended December 31, 2003. Marketing expenses increased $12,502,000 to $14,642,000 in the three month period ended December 31, 2004 from $2,140,000 in the three month period ended December 31, 2003. The three month period ended December 31, 2004 included significantly increased promotion and advertising expenses related to SANCTURA and the sales force infrastructure related to the launch and continued marketing of SANCTURA. We expect substantially decreased marketing expenses in future quarters due to the Conversion which resulted in approximately 200 primary care sales representatives being transferred to PLIVA and which terminated our responsibility for sharing in SANCTURA promotion and advertising expenses.

General and administrative expenses increased $971,000, or 52%, to $2,839,000 in the three month period ended December 31, 2004 from $1,868,000 in the three month period ended December 31, 2003. Increased costs in the three month period ended December 31, 2004 include approximately $600,000 of personnel and support costs due to the increased number of employees required to support our increased business activities.

Investment income increased $452,000, or 204%, to $674,000 in the three month period ended December 31, 2004 from $222,000 in the three month period ended December 31, 2003. The increases are due to higher average invested balances and modestly increased interest rates.

Interest expense of $1,292,000 in the three and nine month periods ended December 31, 2004 and 2003 relates to our $72,000,000 of 6.25% Convertible Senior Notes due 2008 (the “Notes”). Annual interest expense is expected to be approximately $5,200,000, which includes approximately $700,000 of amortization of debt issuance costs.

The provision for income taxes of $455,000 in the three month period ended December 31, 2004 relates to U.S. federal alternative minimum tax and state income tax. Tax recognition of the initial and milestone payments received from PLIVA in fiscal 2004 were deferred to fiscal 2005 when they were recognized in full. Utilization of tax loss carryforwards is limited for use against the U.S. federal alternative tax and by certain states resulting in federal and state tax obligations in fiscal 2005.

We expect to report losses from our current consolidated operations for fiscal 2005.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

At December 31, 2004, we had consolidated cash, cash equivalents and marketable securities of $134,092,000 compared to $157,008,000 at September 30, 2004. This decrease of $22,916,000 was primarily the result of net cash used in operating activities of $23,106,000.

We are continuing to invest substantial amounts in the ongoing development and sales activities related to SANCTURA. We are investing in the production of inventories of SANCTURA and are selling the final product to PLIVA at cost. We believe the funds received from PLIVA under the PLIVA Agreement will be sufficient to meet our obligations for the commercialization of SANCTURA. We believe we have sufficient cash for currently planned expenditures for at least the next twelve months.

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

Product Development

We expect to continue to expend substantial additional amounts for the development of our products. In particular, we are continuing to expend substantial funds for SANCTURA, SANCTURA XR, and other related development efforts. We could receive up to $45 million in future payments contingent upon the achievement of certain milestones related to the development of SANCTURA XR. Additionally, after November 28, 2004, PLIVA is responsible for funding certain Phase IV studies that may be conducted. There can be no assurance that results of any ongoing or future pre-clinical or clinical trials will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with U.S. current Good Manufacturing Practices (“cGMP”), or successfully marketed in a timely manner, or at all, or that we will have sufficient funds to develop or commercialize any of our products.

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

Total research and development expenses incurred by us through December 31, 2004 on the major compounds currently being developed or marketed, including allocation of corporate general and administrative expenses, are approximately as follows: $82,100,000 for SANCTURA, $19,600,000 for pagoclone, $13,000,000 for PRO 2000, $5,600,000 for aminocandin and $3,400,000 for IP 751. In June 2002, we re-acquired rights to pagoclone from Pfizer Inc. During the period Pfizer had rights to pagoclone, Pfizer conducted and funded all development activities for pagoclone. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by us could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA. Given these uncertainties and other risks, variables and considerations related to each compound and regulatory uncertainties in general, we estimate remaining research and development costs, excluding allocation of corporate general and administrative expenses, from December 31, 2004 through the preparation of an NDA for our major compounds currently being developed as follows: approximately $15,000,000 for PRO 2000, approximately $60,000,000 for IP 751, approximately $32,000,000 for aminocandin, and approximately $30,000,000 for pagoclone. Actual costs to complete any of our products may differ significantly from the estimates. We cannot reasonably estimate the date of completion for any compound that is not at least in Phase III clinical development due to uncertainty of the number, size, and duration of the trials which may be required to complete development.

Analysis of Cash Flows

Cash used in operating activities for the three month period ended December 31, 2004 of $23,106,000 consisted primarily of the net loss of $21,149,000, net reduction of accounts receivable of $4,404,000 that relate primarily to PLIVA, and $3,125,000 of amortization of deferred revenue from contractual payments received from PLIVA in fiscal 2004.

Net cash provided by investing activities of $2,082,000 is primarily due to net maturities and sales of marketable securities of $2,314,000 net of $232,000 of capital expenditures.

Net cash provided from financing activities of $478,000 resulted from net proceeds from the issuance of common stock upon the exercise of stock options. We cannot predict if or when stock options will be exercised in the future.

Commitments

Pursuant to the supply agreement with Madaus, we have committed to purchase from Madaus a certain minimum quantity of manufactured SANCTURA tablets in bulk form through the SANCTURA Launch Year which ends in August 2005. The current value of this commitment is approximately $2,900,000 based upon recent exchange rates. PLIVA agreed to purchase from us commercial quantities of SANCTURA and to be responsible for commercial product procurement costs, including costs to manufacture SANCTURA.

In December 2004, we entered into a lease agreement for new corporate headquarters in Lexington, MA. This lease for approximately 45,000 square feet provides for an initial term of 66 months, commencing upon occupancy. Lease payments commence six months after occupancy and the aggregate minimum rental commitment is approximately $5,400,000. We expect to occupy our new facilities in June 2005, prior to the April 2007 expiration of the lease period of our current facilities. The Company expects to record a charge related to the future nonutilization of our current facilities in the period when we cease to use them.

We have entered into a lease agreement to lease approximately 90 automobiles for our field sales force. The lease requires a minimum term of 12 months per automobile. We expect monthly lease expense related to this operating lease to be approximately $50,000. We are responsible for certain disposal costs in case of termination.

Other

In December 2004, the FASB issued SFAS No. 123R, which revises Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation.” Under SFAS 123R, the most significant change in practice would be treating the fair value of stock-based payment awards that are within its scope as compensation expense in the income statement beginning on the date that a company grants the awards to employees. This pronouncement is effective for the first fiscal period beginning after June 15, 2005. We are currently assessing the impact that the adoption of this standard will have on our financial position and results of operations.

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

Item 4. Controls and Procedures

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for the purpose of timely alerting the appropriate individuals of the material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal control over financial reporting and there was no significant change in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 5. Other Information

On December 20, 2004, we entered into a lease agreement with Boston Properties Limited Partnership for new corporate headquarters at 33 Hayden Avenue in Lexington, MA. This lease for approximately 45,000 square feet provides for an initial term of 66 months, commencing upon occupancy. We expect to occupy our new facilities in June 2005.

Item 6. Exhibits

(a) Exhibits

10.142	Indenture of Lease by and between Indevus Pharmaceuticals, Inc. and Boston Properties Limited Partnership, lease dated December 20, 2004
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer

INDEVUS PHARMACEUTICALS, INC.

INDEVUS PHARMACEUTICALS, INC

Date: February 9, 2005	By:	/s/ Glenn L. Cooper
Glenn L. Cooper, M.D., Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: February 9, 2005	By:	/s/ Michael W. Rogers
Michael W. Rogers, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: February 9, 2005	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance (Principal Accounting Officer)