Form 10-Q
period 2005-06-30
INDEVUS PHARMACEUTICALS INC
filed 2005-08-09
CIK 854222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File No. 0-18728

INDEVUS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3047911
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

33 Hayden Avenue Lexington, Massachusetts	02421-7971
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act.)    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class:	Outstanding at August 8, 2005
Common Stock $.001 par value	47,006,192 shares

INDEVUS PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands except share data)

	June 30, 2005	September 30, 2004
ASSETS

Current assets:
Cash and cash equivalents	$105,853	$127,099
Marketable securities	2,741	26,423
Accounts receivable	2,111	7,042
Inventories	—	1,160
Prepaids and other current assets	2,333	3,082

Total current assets	113,038	164,806

Marketable securities	—	3,486
Property and equipment, net	1,252	546
Insurance claim receivable	1,258	1,258
Prepaid debt issuance costs	2,008	2,503
Other assets	1,108	1,239

Total assets	$118,664	$173,838

LIABILITIES

Current liabilities:
Accounts payable	$2,125	$6,361
Accrued expenses	10,571	13,707
Accrued interest	2,075	950
Deferred revenue	12,500	12,500

Total current liabilities	27,271	33,518

Convertible notes	72,000	72,000
Deferred revenue	121,875	131,250
Other	451	100
Minority interest	6	8

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par value, 5,000,000 shares authorized;
Series B, 239,425 shares issued and outstanding (liquidation preference at June 30, 2005 $3,048)	3,000	3,000
Series C, 5,000 shares issued and outstanding (liquidation preference at June 30, 2005 $507)	500	500
Common Stock, $.001 par value, 80,000,000 shares authorized; 47,825,896 shares issued at June 30, 2005 and September 30, 2004	48	48
Additional paid-in capital	308,136	309,050
Accumulated deficit	(409,561)	(368,903)
Accumulated other comprehensive loss	(10)	(131)
Treasury stock, at cost, 820,954 and 1,057,125 shares at June 30, 2005 and September 30, 2004, respectively	(5,052)	(6,602)

Total stockholders’ deficit	(102,939)	(63,038)

Total liabilities and stockholders’ deficit	$118,664	$173,838

The accompanying notes are an integral part of these unaudited financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2005 and 2004

(Unaudited)

(Amounts in thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Revenues:
Product revenue	$3,143	$479	$10,848	$2,118
Contract and license fees	5,050	3,982	12,385	4,146

Total revenues	8,193	4,461	23,233	6,264

Costs and expenses:
Cost of product revenue	1,874	98	7,729	459
Research and development	5,559	5,777	17,448	18,636
Marketing, general and administrative	9,045	14,572	34,713	24,370

Total costs and expenses	16,478	20,447	59,890	43,465

Loss from operations	(8,285)	(15,986)	(36,657)	(37,201)
Investment income	798	315	2,210	717
Interest expense	(1,293)	(1,293)	(3,878)	(3,878)
Other	(9)	1	(183)	5

Loss before income taxes	(8,789)	(16,963)	(38,508)	(40,357)
Provision for income taxes	(1,000)	—	(2,150)	—

Net loss	$(9,789)	$(16,963)	$(40,658)	$(40,357)

Net loss per common share, basic and diluted	$(0.21)	$(0.36)	$(0.87)	$(0.85)

Weighted average common shares outstanding:
Basic and diluted	46,999	47,729	46,964	47,445

The accompanying notes are an intergal part of these unaudited financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2005 and 2004

(Unaudited)

(Amounts in thousands)

	For the nine months ended June 30
	2005	2004
Cash flows from operating activities:
Net loss	$(40,658)	$(40,357)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	279	52
Amortization of convertible note issuance costs	495	495
Impairment and loss on equity securities	185	—
Noncash compensation	75	—
Lease abandonment	1,310	—
Changes in assets and liabilities:
Accounts receivable	4,931	(775)
Inventories	1,160	—
Prepaid and other assets	813	(5,658)
Accounts payable	(4,236)	257
Deferred revenue	(9,375)	146,875
Accrued expenses and other liabilities	(3,003)	6,239

Net cash (used in) provided by operating activities	(48,024)	107,128

Cash flows from investing activities:

Purchases of property and equipment	(983)	(545)
Purchase of marketable securities	—	(31,927)
Proceeds from maturities and sales of marketable securities	27,152	24,324
Proceeds from sale of investment in Aeolus	22	—

Net cash (used in) provided by investing activities	26,191	(8,148)

Cash flows from financing activities:
Net proceeds form issuance of common stock and treasury stock	587	1,947

Net cash provided by financing activities	587	1,947

Net change in cash and cash equivalents	(21,246)	100,927

Cash and cash equivalents at beginning of period	127,099	57,717

Cash and cash equivalents at end of period	$105,853	$158,644

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

B. Revenue Recognition:

Product revenue consists of revenues from sales of products, commissions, royalties and reimbursements from Odyssey Pharmaceuticals, Inc., a specialty-branded subsidiary of PLIVA d.d. (“PLIVA”), in accordance with our co-promotion and licensing agreement with PLIVA (the “PLIVA Agreement”), for royalties owed by the Company to Madaus A.G. (“Madaus”). Contract and license fee revenue consists of revenue stemming from contractual initial and milestone payments received from customers, including amortization of deferred revenue from contractual payments, reimbursements from PLIVA for their share of SANCTURA promotion and advertising costs incurred by the Company less an amount owed by the Company to PLIVA for the Company’s share of SANCTURA promotion and advertising costs incurred by PLIVA, sales force subsidies from PLIVA, and grants from agencies supporting research and development activities.

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

Under the PLIVA and Esprit Agreements (see Note G.), the initial and subsequent milestone payments, once earned, are recognized as contract and license fee revenue using the contingency-adjusted performance model. Under this model, when a milestone is earned, revenue is immediately recognized on a pro-rata basis in the period the Company achieves the milestone based on the time elapsed from inception of the PLIVA Agreement to the time the milestone is earned over the estimated duration of the PLIVA and Esprit Agreements. Thereafter, the remaining portion of the milestone payment is recognized on a straight-line basis over the remaining estimated duration of the PLIVA and Esprit Agreements.

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

C. Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method.

The components of inventory are as follows:

	June 30, 2005	September 30, 2004
Raw materials	$—	$488,000
Finished goods	—	672,000

	$—	$1,160,000

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

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

D. Basic and Diluted Loss per Common Share

During the three month period ended June 30, 2005, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) the notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 and (ii) options to purchase 8,297,000 shares of Common Stock at prices ranging from $2.92 to $20.13 with expiration dates ranging up to April 19, 2015. Additionally, during the three month period ended June 30, 2005, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 3,239,000 shares of Common Stock at prices ranging from $1.22 to $2.87 with expiration dates ranging up to June 13, 2015; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock and (iii) warrants to purchase 10,000 shares of Common Stock with an exercise price of $6.19 and an expiration date of July 17, 2006.

During the three month period ended June 30, 2004, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) the notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 and (ii) options to purchase 501,000 shares of Common Stock at prices ranging from $7.37 to $20.13 with expiration dates ranging up to June 8, 2014. Additionally, during the three month period ended June 30, 2004 potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 9,629,000 shares of Common Stock at prices ranging from $1.22 to $7.10 with expiration dates ranging up to May 18, 2014; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock and (iii) warrants to purchase 55,000 shares of Common Stock with exercise prices ranging from $5.00 to $6.19 and with expiration dates ranging up to July 17, 2006.

During the nine month period ended June 30, 2005, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) the notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 and (ii) options to purchase 5,076,000 shares of Common Stock at prices ranging from $5.24 to $20.13 with expiration dates ranging up to January 24, 2015. Additionally, during the nine month period ended June 30, 2005, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 6,077,000 shares of Common Stock at prices ranging from $1.22 to $4.63 with expiration dates ranging up to January 24, 2015; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock and (iii) warrants to purchase 10,000 shares of Common Stock with an exercise price of $6.19 and an expiration date of July 17, 2006.

During the nine month period ended June 30, 2004, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were as follows: (i) the notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008; (ii) options to purchase 569,000 shares of Common Stock at prices ranging from $6.68 to $20.13 with expiration dates ranging up to June 8, 2014. Additionally, during the nine month period ended June 30, 2004 potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 9,548,000 shares of Common Stock at prices ranging from $1.22 to $6.25 with expiration dates ranging up to March 10, 2014; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock and (iii) warrants to purchase 55,000 shares of Common Stock with exercise prices ranging from $5.00 to $6.19 and with expiration dates ranging up to July 17, 2006.

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

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
As reported net loss	$(9,789,000)	$(16,963,000)	$(40,658,000)	$(40,357,000)
Noncash compensation expense included in reported net income, net of tax	$—	$—	$75,000	$—
Compensation expense determined under the fair-value method for all awards, net of tax	$(705,000)	$(940,000)	$(2,387,000)	$(1,547,000)
Pro forma net loss	$(10,494,000)	$(17,903,000)	$(42,970,000)	$(41,904,000)
As reported net loss per common share:
Basic	$(0.21)	$(0.36)	$(0.87)	$(0.85)
Diluted	$(0.21)	$(0.36)	$(0.87)	$(0.85)
Pro forma net loss per common share:
Basic	$(0.22)	$(0.38)	$(0.91)	$(0.88)
Diluted	$(0.22)	$(0.38)	$(0.91)	$(0.88)

F. Comprehensive Loss

Comprehensive loss for the three and nine month periods ended June 30, 2005 and 2004, respectively, is as follows:

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Net loss	$(9,789,000)	$(16,963,000)	$(40,658,000)	$(40,357,000)
Change in unrealized net gain or (loss) on investments	37,000	(112,000)	(16,000)	(72,000)

Comprehensive loss	$(9,752,000)	$(17,075,000)	$(40,674,000)	$(40,429,000)

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

G. SANCTURA

In April 2004, we entered into the PLIVA Agreement for the U.S. commercialization of SANCTURA (trospium chloride), which was launched in August 2004. Pursuant to the PLIVA Agreement, on September 27, 2004, the Company made formal notification to PLIVA with respect to the termination of the co-promotion period of the PLIVA Agreement, thereby converting the PLIVA Agreement into a royalty-bearing structure (the “Conversion”). The Conversion became effective on November 29, 2004 as of which date approximately 200 of the Company’s primary care sales representatives became PLIVA employees. Under this royalty-bearing structure, the Company received royalties from PLIVA based on net sales of SANCTURA, and PLIVA was responsible for promotional and advertising costs. Additionally, for the three years commencing November 29, 2004, PLIVA began subsidizing, at an annual rate of approximately $7.7 million, the Company’s specialty sales force which is continuing to promote SANCTURA to urology specialists, obstetricians and gynecologists, and other high prescribers. The PLIVA Agreement was amended on April 30, 2005 and May 14, 2005 as described below.

On April 30, 2005, the Company and PLIVA clarified and amended certain provisions of the PLIVA Agreement relating to royalties payable on sales of SANCTURA. This amendment provided for Indevus to receive royalty payments based on a revised calculation methodology up to a defined amount in exchange for our simultaneous contribution of a portion of these payments toward Phase IV clinical studies planned or being conducted by PLIVA. The aggregate increase in royalties under the revised methodology, net of the Company’s contribution to PLIVA’s Phase IV clinical studies and royalties due to Madaus, was approximately $450,000, and was fully-recognized as product revenue in the three and nine month periods ended June 30, 2005.

On May 14, 2005, the Company, PLIVA and Esprit Pharma Holding Company (previously Saturn Pharmaceuticals, Inc.) (“Esprit”) entered into an Amendment and Consent Agreement (the “Amendment and Consent Agreement”), whereby the Company consented to the acquisition by Esprit of the rights to market SANCTURA in the U.S. from PLIVA and the assumption by Esprit of PLIVA’s obligations under the PLIVA Agreement except for the minimum detail and sales force requirements which were waived. The Amendment and Consent Agreement amended certain economic provisions of the PLIVA Agreement. Esprit agreed to pay Indevus royalties on net sales of SANCTURA based upon increased effective royalty rates and subject to an annual minimum royalties of $5,625,000, $7,875,000, and $10,500,000 for the first three years of the Amendment and Consent Agreement, respectively. Additionally, the annual sales force subsidy was increased to $8,750,000 through December 31, 2007 and extended for one additional year at an annual rate of $4,375,000. Also, Esprit has granted Indevus the right to co-promote one of Esprit’s future products on terms to be negotiated. The PLIVA Agreement as amended by the April 30, 2005 amendment and the Amendment and Consent Agreement will hereafter be referred to as the Esprit Agreement.

Pursuant to the closing of the Amendment and Consent Agreement, on July 1, 2005 the Company received a payment of $5,849,000 for the following: (i) $1,184,000 related to accounts receivable as of June 30, 2005; (ii) $2,417,000 for manufactured bottles of SANCTURA ordered by PLIVA and expected to be shipped during the three month period ending September 30, 2005; (iii) $1,250,000 of royalties, including third party royalties, on certain shipments of SANCTURA and (iv) $998,000 of reimbursement from PLIVA for a portion of certain SANCTURA- related development conducted by the Company. The Company expects to recognize revenue in future periods for the $2,417,000 of bottles to be shipped to Esprit, $1,250,000 related to the royalties and $998,000 related to the reimbursed development costs.

Product revenue related to SANCTURA for the three month period ended June 30, 2005, consisted of $762,000 from sales of bottles of SANCTURA to PLIVA, $1,180,000 of commissions and royalties from PLIVA on sales of SANCTURA, and $789,000 of royalties due to Madaus for which PLIVA is contractually obligated to reimburse the Company. Product revenues related to SANCTURA for the nine month period ended June 30, 2005, consisted of $5,839,000 from sales of bottles and samples of SANCTURA to PLIVA, $2,571,000 of commissions and royalties from PLIVA on sales of SANCTURA, and $1,137,000 of royalties due to Madaus for which PLIVA is contractually obligated to reimburse the Company.

Contract and license fee revenue related to SANCTURA in the three month period ended June 30, 2005 consisted of $3,125,000 from amortization of the deferred revenue and $1,920,000 for the sales force subsidy from PLIVA. Contract and license fee revenue related to SANCTURA in the nine month period ended June 30, 2005 consisted of $9,375,000 from amortization of the deferred revenue and $4,480,000 for the sales force subsidy from PLIVA, less $1,489,000 net reimbursement due to PLIVA comprised of $2,683,000 of PLIVA’s share of SANCTURA promotion and advertising costs incurred by Indevus, less $4,172,000 owed by the Company to PLIVA for our share of SANCTURA promotion and advertising costs incurred by PLIVA.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of June 30, 2005, the Company had an outstanding insurance claim of $3,735,000, consisting of payments made by the Company to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to the Company by Reliance Insurance Company (“Reliance”). In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting the Company’s best estimate given the available facts and circumstances. The amount the Company collects could differ from the $1,258,000 reflected as a noncurrent insurance claim receivable at June 30, 2005. It is uncertain when, if ever, the Company will collect any of its $3,735,000 of estimated claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5,000,000 limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

At June 30, 2005, the Company has an accrued liability of approximately $600,000 for Redux-related expenses, including legal expenses. The amounts the Company ultimately pays could differ from this amount. To the extent amounts paid differ from the amounts accrued, the Company will record a charge or credit to the statement of operations.

I. Income taxes

The provision for income taxes of $1,000,000 for the three month period ended June 30, 2005 and of $2,150,000 for the nine month period ended June 30, 2005 relates to U.S. federal alternative minimum tax and state income tax. Tax recognition of the initial and milestone payments received from PLIVA in fiscal 2004 were deferred to fiscal 2005 when they were recognized in full. Utilization of tax loss carryforwards is limited for use against the U.S. federal alternative tax and by certain states resulting in federal and state tax obligations in fiscal 2005.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Investment in Aeolus

In the three month period ended June 30, 2005 the Company recorded a loss on equity securities of $10,000 from the sale of its investment in Aeolus Pharmaceuticals, Inc. (“Aeolus”). The loss on equity securities of $185,000 in the nine month period ended June 30, 2005 includes a charge recorded in the three month period ended March 31, 2005 for impairment of equity securities of $175,000 to reflect a write down of the Company’s investment in Aeolus to fair value as the decline in Aeolus stock was deemed other than temporary. These amounts are reflected in other income and expense in the three and nine month periods ended June 30, 2005.

K. Facilities Lease

In June 2005, the Company occupied its new corporate headquarters. Pursuant to the terms of the lease entered into by the Company in December 2004, the Company leases 45,000 square feet for an initial term of 66 months. The Company occupied its new facilities in June 2005 and ceased using its former facilities prior to the April 2007 expiration of the lease period of its former facilities. As a result, the Company recorded a charge of approximately $1,310,000 in the three and nine month periods ended June 30, 2005 related to the nonutilization of its former facilities. The charge represents the Company’s best estimate of fair value of its ongoing liability determined by comparing future lease payment obligations, net of potential sub-lease rental, and related costs in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The Company will review these estimates and assumptions, or at least a quarterly basis until the lease terminates, and make modifications necessary to reflect changed circumstances when such circumstances become known.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning October 1, 2006.

M. Subsequent Event

On July 29, 2005, the Company announced that it has entered into a License Agreement with Schering AG, Germany (“Schering”) whereby it licensed exclusive U.S. rights from Schering to market NEBIDO®, a long-acting injectable testosterone preparation for the treatment of male hypogonadism (“the Schering Agreement”). Under the terms of the Schering Agreement, Indevus will be responsible for the development and commercialization of NEBIDO in the United States. Schering will be responsible for manufacturing and supplying commercial product to Indevus. Indevus will pay to Schering up to $30 million in up-front, regulatory milestone, and commercialization milestone payments, including a $7.5 million up-front payment and $5.0 million upon approval by the U.S. Food and Drug Administration (“FDA”) to market the product. Indevus also agreed pay to Schering 25% of net sales to cover both the cost of finished product and royalties.

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

Description of the Company

Indevus Pharmaceuticals, Inc. is a biopharmaceutical company engaged in the acquisition, development and commercialization of products targeting certain medical specialty areas, including urology and infectious diseases. We currently market SANCTURA, and are developing SANCTURA XR, a once-a-day formulation of SANCTURA, for overactive bladder and have multiple compounds in clinical development, including PRO 2000 for the prevention of infection by HIV and other sexually transmitted pathogens, pagoclone for stuttering, aminocandin for systemic fungal infections, and IP 751 for pain and inflammatory disorders such as interstitial cystitis.

Recent Product Developments

SANCTURA

In April 2004, we entered into the PLIVA Agreement for the U.S. commercialization of SANCTURA (trospium chloride), which was launched in August 2004. Pursuant to the PLIVA Agreement, on September 27, 2004, we made formal notification to PLIVA with respect to the termination of the co-promotion period of the PLIVA Agreement, thereby converting the PLIVA Agreement into a royalty-bearing structure (the “Conversion”). The Conversion became effective on November 29, 2004 as of which date approximately 200 of our primary care sales representatives became PLIVA employees. Under this royalty-bearing structure, we received royalties from PLIVA based on net sales of SANCTURA, and PLIVA was responsible for promotional and advertising costs. Additionally, for the three years commencing November 29, 2004, PLIVA began subsidizing, at an annual rate of approximately $7.7 million, our specialty sales force which is continuing to promote SANCTURA to urology specialists, obstetricians and gynecologists, and other high prescribers. The PLIVA Agreement was amended on April 30, 2005 and May 14, 2005 as described below.

On April 30, 2005, we and PLIVA clarified and amended certain provisions of the PLIVA Agreement relating to royalties payable on sales of SANCTURA. This amendment provided for us to receive increased royalty payments based on a revised calculation methodology up to a defined amount in exchange for our simultaneous contribution of a portion of these payments toward Phase IV clinical studies planned or being conducted by PLIVA. The aggregate increase in royalties under the revised methodology, net of our contribution to PLIVA’s Phase IV clinical studies and royalties due to Madaus, was approximately $450,000, and was fully-recognized as product revenue in the three and nine month periods ended June 30, 2005.

On May 14, 2005, we, PLIVA and Saturn Pharmaceuticals, Inc., later to become Esprit, entered into the Amendment and Consent Agreement, whereby the Company consented to the acquisition by Esprit of the rights to market SANCTURA from PLIVA and the assumption by Esprit of PLIVA’s obligations under the PLIVA Agreement except for the minimum detail and sales force requirements of the PLIVA agreement which were waived. Esprit is a recently formed, privately-held pharmaceutical company whose CEO is John Spitznagel, former CEO of Roberts Pharmaceuticals and ESP Pharma. The executive management team of Esprit also includes many of the former senior managers who worked with Mr. Spitznagel at both Roberts Pharmaceuticals and ESP Pharma. The lead investors in Esprit include New Enterprise Associates, Domain Associates and APAX partners.

The Amendment and Consent Agreement amended certain economic provisions of the PLIVA Agreement. Esprit agreed to pay us, on a quarterly basis, increased royalties on net sales of SANCTURA at an annual minimum amount of $5,625,000, $7,875,000, and $10,500,000 for the first three years of the Amendment and Consent Agreement, respectively. Additionally, the annual sales force subsidy, paid monthly, was increased to $8,750,000 through December 31, 2007 and will be paid for one additional year at an annual rate of $4,375,000. Also, Esprit has granted us the right to co-promote one of Esprit’s future products on terms to be negotiated. The PLIVA Agreement and Esprit’s assumption thereof through the Amendment and Consent Agreement will be referred to as the Esprit Agreement.

Pursuant to the closing of the Amendment and Consent Agreement, on July 1, 2005 we received a payment of $5,849,000 for the following: (i) $1,184,000 related to accounts receivable as of June 30, 2005; (ii) $2,417,000 for manufactured bottles of SANCTURA ordered by PLIVA and expected to be shipped during the three month period ending September 30, 2005; (iii) $1,250,000 of royalties, including third party royalties, on PLIVA’s shipments of SANCTURA which were in excess of PLIVA’s net sales and (iv) $998,000 of reimbursement from PLIVA for a portion of certain SANCTURA-related development conducted by the Company. The Company expects to recognize revenue in future periods for the $2,417,000 of bottles shipped to Esprit, $1,250,000 related to the royalties and $998,000 related to the reimbursed development costs.

In June 2005, we announced results from a pilot Phase II study of SANCTURA XR. This was a two-week multi-center, placebo-controlled, double-blind study designed to evaluate the efficacy and safety of SANCTURA XR in 148 patients with overactive bladder. SANCTURA XR exhibited similar efficacy to previous results of the currently marketed SANCTURA which is given twice a day. In addition, SANCTURA XR was very well tolerated.

Two Phase III trials for SANCTURA XR are scheduled to commence in the summer of 2005. Pursuant to the Esprit Agreement, we are due a $10,000,000 payment upon the achievement of this milestone. We currently expect to file a New Drug Application (“NDA”) for SANCTURA XR in late calendar 2006.

NEBIDO

On July 29, 2005, the Company announced that it has entered into a License Agreement with Schering whereby it licensed exclusive U.S. rights from Schering to market NEBIDO®, a long-acting injectable testosterone preparation for the treatment of male hypogonadism. Under the terms of the Schering Agreement, Indevus will be responsible for the development and commercialization of NEBIDO in the United States. Schering will be responsible for manufacturing and supplying commercial product to Indevus. Indevus will pay to Schering up to $30 million in up-front, regulatory milestone, and commercialization milestone payments, including a $7.5 million up-front payment and $5.0 million upon approval by the FDA to market the product. Indevus also agreed to pay to Schering 25% of net sales to cover both the cost of finished product and royalties. We currently intend to conduct additional studies in the U.S. for regulatory and marketing purposes. We currently anticipate filing an NDA with the FDA in the second half of calendar 2006.

PRO 2000

A National Institutes of Health (“NIH”)-sponsored Phase II/III clinical trial to assess the safety and effectiveness of PRO 2000 in blocking male to female HIV transmission began in February 2005 at sites in Africa and the U.S. The study involves approximately 3,200 HIV-uninfected women, most of whom are at risk for acquiring HIV by virtue of living in regions where the infection rate is high. The trial will also evaluate effectiveness against other sexually transmitted diseases.

A Phase III trial, sponsored by the Medical Research Council, is designed to test the safety and effectiveness of PRO 2000 for preventing HIV infection and other sexually transmitted infections in women, is expected to begin in the summer of 2005 in four African countries. This study is expected to run for approximately 39 months and to include approximately 10,000 women.

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

Pagoclone

In July 2005, we initiated a Phase II trial of pagoclone in patients with persistent developmental stuttering. The trial is being conducted in 120 adults at 16 investigational sites in the United States. We expect to have results from this study in early calendar 2006. In calendar 2005, we were granted a new U.S. patent covering the use of pagoclone for the treatment of stuttering.

Aminocandin

Aminocandin is in development to treat systemic fungal infections. In October 2004, we commenced a multi-dose Phase I trial of aminocandin. During dose escalation, we saw some local vein irritation as doses and concentrations increased causing us to interrupt the trial. We believe we have identified the formulation issues that caused such vein irritation and we are currently working on reformulations of the intravenous dosage form and will be testing the new formulations in preclinical models. Overall, the product continues to have a favorable systemic safety profile. We plan to resume Phase I testing in 2006.

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

Critical Accounting Policies and Estimates

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

Expected Term of the Esprit Agreement and Deferred Revenue

The initial $30 million payment received from PLIVA and the $120 million payment received from PLIVA upon receipt of FDA approval to market SANCTURA are significant and we have recorded the initial and milestone payments received from PLIVA as deferred revenue and are amortizing each of these components into revenue under the contingency adjusted method over the estimated duration of the Esprit Agreement commencing on the date earned. We believe our estimated twelve-year term of the Esprit Agreement is a significant estimate which affects revenue recognized and the balance of deferred revenue on our balance sheet.

We amortized $3,125,000 of deferred revenue into contract and license fee revenue in the three months ended June 30, 2005 and $9,375,000 for the nine months ended June 30, 2005. The balance of deferred revenue at June 30, 2005 is $134,375,000. We will reevaluate our estimate of the expected term of the Esprit Agreement when new information is known that could affect this estimate. If we change our estimate of the duration of the Esprit Agreement in the future and extend or reduce our estimate of its duration, we would decrease or increase, respectively, the amount of periodic revenue to be recognized from the amortization of remaining deferred revenue.

Insurance Claim Receivable

As of June 30, 2005, we had an outstanding insurance claim of approximately $3,700,000, for services rendered through May 30, 2001 by the group of law firms defending us in the Redux-related product liability litigation. The full amount of our current outstanding insurance claim is made pursuant to our product liability policy issued to us by Reliance Insurance Company (“Reliance”), which is in liquidation proceedings. Based upon discussions with our attorneys and other consultants regarding the amount and timing of potential collection of our claim on Reliance, we previously recorded a reserve against our outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting our best estimate given the available facts and circumstances. We believe our reserve of approximately $2,400,000 against the insurance claim on Reliance as of June 30, 2005 is a significant estimate reflecting management’s judgment. To the extent we do not collect the insurance claim receivable of $1,258,000, we would be required to record additional charges. Alternatively, if we collect amounts in excess of the current receivable balance, we would record a credit for the additional funds received in the statement of operations.

Redux-Related Liabilities

At June 30, 2005, we have an accrued liability of approximately $600,000 for Redux-related expenses, including legal expenses. The amounts we ultimately pay could differ significantly from the amount currently accrued at June 30, 2005. To the extent the amounts paid differ from the amounts accrued, we will record a charge or credit to the statement of operations.

Revenue Recognition Policy

Product revenue consists of revenues from sales of products, commissions, royalties and reimbursements from PLIVA or Esprit for royalties owed by the Company to Madaus. Contract and license fee revenue consists of revenue stemming from contractual initial and milestone payments received from customers, including amortization of deferred revenue from contractual payments, reimbursements from PLIVA for their share of SANCTURA promotion and advertising costs incurred by the Company less an amount owed by the Company to PLIVA for the Company’s share of SANCTURA promotion and advertising costs incurred by PLIVA, sales force subsidies from PLIVA, and grants from agencies supporting research and development activities.

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

Under the PLIVA and Esprit Agreements, the initial and subsequent milestone payments, once earned, are recognized as contract and license fee revenue using the contingency-adjusted performance model. Under this model, when a milestone is earned, revenue is immediately recognized on a pro-rata basis in the period we achieve the milestone based on the time elapsed from inception of the PLIVA Agreement to the time the milestone is earned over the estimated duration of the PLIVA and Esprit Agreements. Thereafter, the remaining portion of the milestone payment is recognized on a straight-line basis over the remaining estimated duration of the PLIVA and Esprit Agreements.

Multiple element arrangements are evaluated pursuant to EITF 00-21, “Accounting Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in multiple element arrangements where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered technology has stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. In particular relating to the PLIVA Agreement, the Company and PLIVA were contractually bound to share certain promotion and advertising costs relating to SANCTURA. For promotion and advertising costs incurred by us, reimbursements from PLIVA for PLIVA’s share were reflected in contract and license fee revenue. For promotion and advertising costs incurred by PLIVA, reimbursements to PLIVA for our share were reflected as a reduction of contract and license fee revenue.

Cash in advance of revenue recognition is recorded as deferred revenue.

Results of Operations

Our net loss decreased $7,174,000 to $(9,789,000), or $(0.21) per share, basic, in the three month period ended June 30, 2005 from $(16,963,000), or $(0.36) per share, basic, in the three month period ended June 30, 2004 and was essentially unchanged at ($40,658,000), or $(0.87) per share, basic, in the nine month period ended June 30, 2005 compared to $(40,357,000), or $(0.85) per share in the nine month period ended June 30, 2004. The decreased loss in the three month period is primarily due to increased revenue related to the PLIVA Agreement, partially offset by decreased marketing, general and administrative expenses as described below. In the nine month period, increased revenue related to the PLIVA Agreement offset increased marketing activities related to SANCTURA, including costs related to our SANCTURA sales force.

Total revenues increased $3,732,000, or 84%, to $8,193,000 in the three month period ended June 30, 2005 from $4,461,000 in the three month period ended June 30, 2004 and $16,969,000, or 271%, to $23,233,000 in the nine month period ended June 30, 2005 from $6,264,000 in the nine month period ended June 30, 2004, due to increased SANCTURA-related revenues.

Product revenue increased $2,664,000, or 556%, to $3,143,000 in the three month period ended June 30, 2005 from $479,000 in the three month period ended June 30, 2004 and $8,730,000, or 412%, to $10,848,000 in the nine month period ended June 30, 2005 from $2,118,000 in the nine month period ended June 30, 2004. Product revenue in the three month period ended June 30, 2005 included $762,000 from sales of SANCTURA to PLIVA, $1,969,000 of royalties from PLIVA on sales of SANCTURA, including $789,000 of royalties due to Madaus, and $412,000 of royalties from Eli Lilly & Company (“Lilly”) on sales of Sarafem. Product revenue in the three month period ended June 30, 2004 of $479,000 consisted of royalties from Lilly on sales of Sarafem. Product revenue in the nine month period ended June 30, 2005 included $5,839,000 from sales of SANCTURA to PLIVA, $3,708,000 of royalties from PLIVA on sales of SANCTURA, including $1,137,000 of royalties due to Madaus, and $1,299,000 of royalties from Lilly on sales of Sarafem. Product revenue in the nine month period ended June 30, 2004 of $2,118,000 consisted of royalties from Lilly on sales of Sarafem.

Contract and license fee revenue of $5,050,000 and $12,385,000 in the three and nine month periods ended June 30, 2005, respectively, relate almost entirely to the PLIVA Agreement. Contract and license fee revenue in the three month period ended June 30, 2005 include $3,125,000 from amortization of the deferred revenue and $1,920,000 for three months of sales force subsidy from PLIVA. Contract and license fee revenue in the nine month period ended June 30, 2005 include $9,375,000 from amortization of the deferred revenue and $4,480,000 for seven months of sales force subsidy from PLIVA. Offsetting these items is $1,489,000 net reimbursement due to PLIVA comprised of $2,683,000 of PLIVA’s share of SANCTURA promotion and advertising costs incurred by Indevus, less $4,172,000 owed by us to PLIVA for our share of SANCTURA promotion and advertising costs incurred by PLIVA.

Cost of product revenue of $1,874,000 and $7,729,000 in the three and nine month periods ended June 30, 2005, respectively, relates primarily to sales of SANCTURA which we sell to PLIVA at our cost. Also included in cost of product revenue in the three and nine month periods ended June 30, 2005 are $789,000 and $1,137,000, respectively, of royalties to Madaus. Cost of product revenue of $98,000 and $459,000 in the three and nine month periods ended June 30, 2004, respectively, primarily reflects royalties due to the Massachusetts Institute of Technology for their portion of the Sarafem royalties.

Research and development expense decreased $218,000, or 4%, to $5,559,000 in the three month period ended June 30, 2005 from $5,777,000 in the three month period ended June 30, 2004 and decreased $1,188,000, or 6%, to $17,448,000 in the nine month period ended June 30, 2005 from $18,636,000 in the nine month period ended June 30, 2004. The decrease in the three month period was primarily due to a $1,250,000 milestone payment to Shire Laboratories, Inc. (“Shire”) related to the development of SANCTURA XR in the three month period ended June 30, 2004, offset by approximately $800,000 of increased external aminocandin development costs. In the nine month period, external SANCTURA development costs decreased approximately $4,100,000 primarily due to a Phase III study and our QT study which ended in fiscal 2004. Additionally, the nine month period ended June 30, 2004 included $1,750,000 of milestone payments to Shire related to the development of SANCTURA XR. Substantially offsetting these decreases are approximately $2,500,000 of increased external development costs related to aminocandin, a $750,000 development milestone related to aminocandin and approximately $1,100,000 of increased staffing and related support costs. We expect to continue to incur substantial costs related to the continued development of SANCTURA, SANCTURA XR, and our other product candidates.

Marketing, general and administrative expense decreased $5,527,000, or 38%, to $9,045,000 in the three month period ended June 30, 2005 from $14,572,000 in the three month period ended June 30, 2004 and increased $10,343,000, or 42%, to $34,713,000 in the nine month period ended June 30, 2005 from $24,370,000 in the nine month period ended June 30, 2004.

Marketing expenses decreased $6,231,000, or 57%, to $4,782,000 in the three month period ended June 30, 2005 from $11,013,000 in the three month period ended June 30, 2004. This substantial decrease reflects reduced costs related to our sales force and related infrastructure. In the three month period ended June 30, 2004 we were hiring and establishing an approximately 280 – person sales force and in the three month period ended June 30, 2005 we had an approximately 85-person sales force. Additionally, the three month period reflected substantially reduced promotion and advertising expenses related to SANCTURA because we had incurred such costs prior to the PLIVA Agreement and, subsequent to the Conversion, Odyssey was, and Esprit is now, responsible for such costs.

Marketing expenses increased $7,152,000, or 42%, to $24,105,000 in the nine month period ended June 30, 2005 from $16,953,000 in the nine month period ended June 30, 2004. This increase reflects increased costs related to our approximately 85 – person specialty sales force and related infrastructure which was in place for all nine months of fiscal 2005 and the approximately 200 – person primary care sales force which was in place for the first two months of fiscal 2005 which exceeded the costs incurred to hire and establish an approximately 280 – person sales force in the three month period ended June 30, 2004. Also contributing to the increase were higher promotion and advertising expenses related to SANCTURA, a substantial portion of which was incurred during the copromotion period prior to the Conversion.

General and administrative expenses increased $704,000, or 20%, to $4,263,000 in the three month period ended June 30, 2005 from $3,559,000 in the three month period ended June 30, 2004 and increased $3,191,000, or 43%, to $10,608,000 in the nine month period ended June 30, 2005 from $7,417,000 in the nine month period ended June 30, 2004. Increased costs in the three and nine month periods ended June 30, 2005 include a charge of approximately $1,300,000 related to the nonutilization of our former facilities. The three and nine month periods ended June 30, 2005 also include increased staffing and support costs of approximately $200,000 and $1,800,000, respectively. The nine month period ended June 30, 2005 includes approximately $800,000 of consulting, accounting and other professional fees related to our implementation of Sarbanes-Oxley-required accounting and reporting control systems and tax compliance and other costs related to our expanded business activities. Partially offsetting the increases in the three and nine month periods is approximately $1,000,000 of expense in the three and nine month periods ended June 30, 2004 for a consultant which performed services related to the PLIVA Agreement.

Investment income increased $483,000, or 153%, to $798,000 in the three month period ended June 30, 2005 from $315,000 in the three month period ended June 30, 2004 and increased $1,493,000, or 208%, to $2,210,000 in the nine month period ended June 30, 2005 from $717,000 in the nine month period ended June 30, 2004. While average invested balances in the three months ended June 30, 2005 were somewhat lower than the average invested balances in the three months ended June 30, 2004 and the average invested balances in the nine months ended June 30, 2005 were somewhat higher than the average invested balances in the nine months ended June 30, 2004, these increases in investment income are primarily the result of higher interest rates.

Interest expense relates to our $72,000,000 of 6.25% Convertible Senior Notes due 2008 (the “Notes”). Annual interest expense is expected to be approximately $5,200,000, which includes approximately $700,000 of amortization of debt issuance costs.

Included in other income and expense is impairment of equity securities of $10,000 and $185,000 in the three and nine month periods ended June 30, 2005 comprised of a loss of $10,000 in the three month period ended June 30, 2005 from the sale of our holdings of Aeolus and a $175,000 write down in the three month period ended March 31, 2005 of our investment in Aeolus to fair value as the decline in Aeolus common stock was deemed other than temporary.

The provision for income taxes of $1,000,000 and $2,150,000 in the three and nine month periods ended June 30, 2005, respectively, relates to U.S. federal alternative minimum tax and state income tax. Tax recognition of the initial and milestone payments received from PLIVA in fiscal 2004 were deferred to fiscal 2005 when they were recognized in full. Utilization of tax loss carryforwards is limited for use against the U.S. federal alternative tax and by certain states resulting in federal and state tax obligations in fiscal 2005.

We expect to report losses from our current consolidated operations for fiscal 2005.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

At June 30, 2005 we had consolidated cash, cash equivalents and marketable securities of $108,594,000 compared to $157,008,000 at September 30, 2004. This decrease of $48,414,000 was primarily the result of net cash used in operating activities of $48,024,000 (see “Analysis of Cash Flows”).

We are continuing to invest substantial amounts in the ongoing development and sales activities related to SANCTURA. We are investing in the production of inventories of SANCTURA and are selling the final product to Esprit at cost. We believe the funds received from PLIVA under the PLIVA Agreement and from Esprit under the Esprit Agreement will be sufficient to meet our obligations for the commercialization of SANCTURA. We believe we have sufficient cash for currently planned expenditures for at least the next twelve months.

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

Product Development

We expect to continue to expend substantial additional amounts for the development of our products. In particular, we are continuing to expend substantial funds for SANCTURA, SANCTURA XR, and other related development efforts. We could receive $45 million in future payments contingent upon the achievement of certain milestones related to the development of SANCTURA XR. Additionally, after November 28, 2004 and pursuant to the Conversion, PLIVA had been, and Esprit is now, responsible for funding certain Phase IV studies that may be conducted. There can be no assurance that results of any ongoing or future pre-clinical or clinical trials will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with U.S. current Good Manufacturing Practices (“cGMP”), or successfully marketed in a timely manner, or at all, or that we will have sufficient funds to develop or commercialize any of our products.

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

Total research and development expenses incurred by us through June 30, 2005 on the major compounds currently being developed or marketed, including allocation of corporate general and administrative expenses, are approximately as follows: $93,200,000 for SANCTURA and SANCTURA XR, $22,200,000 for pagoclone, $14,200,000 for PRO 2000, $9,300,000 for aminocandin and $3,900,000 for IP 751 . In June 2002, we re-acquired rights to pagoclone from Pfizer Inc. During the period Pfizer had rights to pagoclone, Pfizer conducted and funded all development activities for pagoclone. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by us could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA. Given these uncertainties and other risks, variables and considerations related to each compound and regulatory uncertainties in general, we estimate remaining research and development costs, excluding allocation of corporate general and administrative expenses, from June 30, 2005 through the preparation of an NDA for our major compounds currently being developed as follows: approximately $38,000,000 for SANCTURA XR, $16,000,000 for PRO 2000, approximately $93,000,000 for aminocandin, and approximately $51,000,000 for pagoclone. For IP751, we are unable at this time to estimate the costs to completion of development. IP751 is in pre-clinical testing as an agent for interstitial cystitis. We are currently evaluating different dosage forms and different routes of administration for the compound. Once we have made further decisions regarding the development for IP751, we expect to be able to estimate the costs for the compound through the preparation of an NDA. Actual costs to complete any of our products may differ significantly from the estimates. We cannot reasonably estimate the date of completion for any compound that is not at least in Phase III clinical development due to uncertainty of the number, size, and duration of the trials which may be required to complete development.

Analysis of Cash Flows

Cash used in operating activities for the nine month period ended June 30, 2005 of $48,024,000 consisted primarily of the net loss of $40,658,000 and $9,375,000 amortization of deferred revenue. Additionally, uses of cash resulted from a $4,236,000 reduction of accounts payable primarily due to reduced operating expenses from the cessation of SANCTURA-related promotion and advertising activities pursuant to the Conversion and general timing of payments, and a $1,690,000 reduction of accrued expenses and other liabilities resulting primarily from reduced inventory due to a reduced rate of production of SANCTURA and the cessation of promotion and advertising costs pursuant to the Conversion, partially offset by increased accruals related to research and development activities and other operating activities. A $4,931,000 source of cash related to a net reduction of accounts receivable due to collections from PLIVA.

Net cash provided by investing activities of $26,191,000 is primarily due to maturities and sales of marketable securities of $27,152,000 net of $983,000 of capital expenditures.

Net cash provided from financing activities of $587,000 resulted primarily from net proceeds from the issuance of treasury stock upon the exercise of stock options. We cannot predict if or when stock options will be exercised in the future.

Commitments

Pursuant to the supply agreement with Madaus, we have committed to purchase from Madaus a certain minimum quantity of manufactured SANCTURA tablets in bulk form through the SANCTURA Launch Year which ends in August 2005. We expect to purchase two additional batches from Madaus prior to the end of the Launch Year for approximately $1,000,000. We do not expect meet our minimum purchase commitment to Madaus and have recorded at June 30, 2005 a liability to Madaus for a minimum supply fee of approximately $122,000 for which we were reimbursed by Odyssey on July 1, 2005.

In December 2004, we entered into a lease agreement for new corporate headquarters in Lexington, MA. This lease for approximately 45,000 square feet provides for an initial term of 66 months, commencing upon occupancy. Lease payments commence six months after occupancy and the aggregate minimum rental commitment is approximately $5,400,000 for the initial term. We occupied our new facilities in June 2005, prior to the April 2007 expiration of the lease period of our prior facilities. As a result, the Company recorded a charge of approximately $1,310,000 in the three and nine month periods ended June 30, 2005 related to the nonutilization of our prior facilities.

We have entered into a lease agreement to lease approximately 90 automobiles for our field sales force. The lease requires a minimum term of 12 months per automobile. We expect monthly lease expense related to this operating lease to be approximately $50,000. We are responsible for certain disposal costs in case of termination.

Pursuant to the Schering Agreement, we will pay Schering an up-front payment of $7,500,000 within 30 days of July 28, 2005, the effective date of the Schering Agreement.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning October 1, 2006.

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

Item 4. Controls and Procedures

As of June 30, 2005 we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal control over financial reporting and there was no significant change in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Pursuant to agreements we have with Les Laboratories Servier, from whom we in-licensed rights to Redux, Boehringer Ingelheim Pharmaceuticals, Inc., the manufacturer of Redux, and other parties, we may be required to indemnify such parties for Redux-related liabilities.

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

Item 5. Other Information

On December 20, 2004, we entered into a lease agreement with Boston Properties Limited Partnership for new corporate headquarters at 33 Hayden Avenue in Lexington, MA. This lease for approximately 45,000 square feet provides for an initial term of 66 months, commencing upon occupancy. We occupied our new facilities in June 2005.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer

INDEVUS PHARMACEUTICALS, INC.

INDEVUS PHARMACEUTICALS, INC

Date: August 9, 2005	By:	/s/ Glenn L. Cooper
Glenn L. Cooper, M.D., Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2005	By:	/s/ Michael W. Rogers
Michael W. Rogers, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: August 9, 2005	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance (Principal Accounting Officer)