Form 10-Q
period 2006-03-31
INDEVUS PHARMACEUTICALS INC
filed 2006-05-09
CIK 854222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006,

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer   ☐

Indicate by check mark the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class:	Outstanding at May 8, 2006
Common Stock $.001 par value	47,614,331 shares

INDEVUS PHARMACEUTICALS, INC.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands except share data)

	March 31, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$56,405	$85,098
Marketable securities	12,000	16,119
Accounts receivable, net	3,059	2,537
Inventories	1,852	971
Prepaid and other current assets	3,374	2,516

Total current assets	76,690	107,241
Property and equipment, net	981	1,103
Insurance claim receivable	1,258	1,258
Prepaid debt issuance costs	1,513	1,843
Inventories	4,200	—
Other assets	1,310	1,086

Total assets	$85,952	$112,531

LIABILITIES
Current liabilities
Accounts payable	$2,862	$2,297
Accrued expenses	9,472	9,910
Accrued interest	950	950
Deferred revenue	13,417	14,851

Total current liabilities	26,701	28,008
Convertible notes	72,000	72,000
Deferred revenue	120,748	127,457
Other	645	202
Minority interest	441	6
STOCKHOLDERS’ DEFICIT
Convertible preferred stock $.001 par value, 5,000,000 shares authorized:
Series B, 239,425 shares issued and outstanding (liquidation preference March 31, 2006 $3,030)	3,000	3,000
Series C, 5,000 shares issued and outstanding (liquidation preference March 31, 2006 $505)	500	500
Common stock, $.001 par value, 120,000,000 shares authorized; 47,825,896 shares issued at March 31, 2006 and September 30, 2005	48	48
Additional paid-in capital	308,310	307,435
Accumulated deficit	(445,277)	(422,121)
Accumulated other comprehensive loss	—	(4)
Treasury stock, at cost, 211,565 and 660,607 shares at March 31, 2006 and September 30, 2005, respectively	(1,164)	(4,000)

Total stockholders’ deficit	(134,583)	(115,142)

Total liabilities and stockholders’ deficit	$85,952	$112,531

The accompanying notes are an integral part of these unaudited financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended March 31, 2006 and 2005

(Unaudited)

(Amounts in thousands except per share data)

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Revenues:
Product revenue	$7,442	$4,238	$10,871	$7,705
Contract and license fees	6,980	5,039	12,525	7,335

Total revenues	14,422	9,277	23,396	15,040

Costs and expenses:
Cost of product revenue	5,780	3,375	7,650	5,855
Research and development	9,434	6,011	19,754	11,889
Marketing, general and administrative	9,508	8,187	17,816	25,668

Total costs and expenses	24,722	17,573	45,220	43,412

Loss from operations	(10,300)	(8,296)	(21,824)	(28,372)
Investment income	802	738	1,688	1,412
Interest expense	(1,293)	(1,293)	(2,585)	(2,585)
Impairment of equity securities	—	(175)	—	(175)
Minority interest	(435)	1	(435)	1

Loss before income taxes	(11,226)	(9,025)	(23,156)	(29,719)
Provision for income taxes	—	(695)	—	(1,150)

Net loss	$(11,226)	$(9,720)	$(23,156)	$(30,869)

Net loss per common share, basic and diluted	$(0.24)	$(0.21)	$(0.49)	$(0.66)

Weighted average common shares outstanding:
Basic and diluted	47,281	46,967	47,222	46,946

The accompanying notes are an intergal part of these unaudited financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2006 and 2005

(Unaudited)

(Amounts in thousands)

	For the six months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(23,156)	$(30,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260	173
Amortization of convertible note issuance costs	330	330
Minority interest in net income of consolidated subsidiary	435	—
Noncash consideration	(266)	—
Impairment of equity securities	—	175
Noncash compensation	2,419	75
Changes in assets and liabilities
Accounts receivable	(522)	2,243
Inventories	(5,081)	509
Prepaid and other assets	(816)	110
Accounts payable	565	(3,047)
Deferred revenue	(8,142)	(6,250)
Accrued expenses and other liabilities	(13)	(2,974)

Net cash used in operating activities	(33,987)	(39,525)

Cash flows from investing activities:
Purchases of property and equipment	(138)	(539)
Proceeds from maturities and sales of marketable securities	4,122	11,462

Net cash provided by investing activities	3,984	10,923

Cash flows from financing activities:
Net proceeds from issuance of common stock and treasury stock	1,310	574

Net cash provided by financing activities	1,310	574

Net change in cash and cash equivalents	(28,693)	(28,028)
Cash and cash equivalents at beginning of period	85,098	103,099

Cash and cash equivalents at end of period	$56,405	$75,071

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

The Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale investments commencing with the preparation of its consolidated financial statements for the year ended September 30, 2005. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $24.0 million of auction rate securities at September 30, 2004 and March 31, 2005, respectively, and to include such amounts as short-term available-for-sale investments. There were no purchases or maturities or sales of auction rate securities during the six month period ended March 31, 2005 therefore the reclassification had no effect on cash flows from investing activities in the six month period ended March 31, 2005. This revision in classification does not affect previously reported cash flows from operations or from financing activities.

Certain prior year amounts have been reclassified to conform to fiscal 2006 classifications.

Indevus is a biopharmaceutical company engaged in the acquisition, development and commercialization of products targeting certain medical specialty areas, including urology, gynecology, and men’s health. We market SANCTURA® for overactive bladder and, on January 9, 2006, we commenced marketing DELATESTRYL® for the treatment of male hypogonadism (see Note H).

B. Revenue Recognition:

Product revenue consists of revenues from sales of products, commissions and royalties, and reimbursements for royalties owed by the Company to Madaus GmbH (“Madaus”) pursuant to the SANCTURA Agreement (See Note G). Contract and license fee revenue consists of revenue from contractual initial and milestone payments received from partners, including amortization of deferred revenue from contractual payments, sales force subsidies, and grants from agencies supporting research and development activities. In addition, for the three month period ended December 31, 2004, contract and license fee revenue also included reimbursements from our SANCTURA marketing partner for their share of SANCTURA promotion and advertising costs incurred by the Company less an amount owed by the Company to our SANCTURA marketing partner for the Company’s share of SANCTURA promotion and advertising costs incurred by our SANCTURA marketing partner.

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

Multiple element arrangements are evaluated pursuant to Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in multiple element arrangements where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered technology has stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of SEC Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. In particular relating to the SANCTURA Agreement, the Company and our SANCTURA marketing partner were contractually bound to share certain promotion and advertising costs relating to SANCTURA. For promotion and advertising costs incurred by the Company, reimbursements from PLIVA for our SANCTURA marketing partner’s share are reflected in contract and license fee revenue. For promotion and advertising costs incurred by our SANCTURA marketing partner, reimbursements to our SANCTURA marketing partner for the Company’s share were reflected as a reduction of contract and license fee revenue.

Cash received in advance of revenue recognition is recorded as deferred revenue.

C. Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method.

The components of inventory are as follows:

	March 31, 2006	September 30, 2005

Raw materials	$—	$971,000
Finished goods	6,052,000	—

	$6,052,000	$971,000

Finished goods at March 31, 2006 consist solely of vials of DELATESTRYL and raw materials at September 30, 2005 consist solely of tablets of SANCTURA in bulk form purchased from the Company’s suppliers.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

D. Basic and Diluted Loss per Common Share

During the three month period ended March 31, 2006, securities not included in the computation of diluted earnings per share were as follows: (i) the Convertible Notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 because the effect of their conversion would be antidilutive and (ii) options to purchase 4,607,000 shares of Common Stock at prices ranging from $5.88 to $20.13 with expiration dates ranging up to March 27, 2016 because their exercise price exceeded the average market price during the period. Additionally, during the three month period ended March 31, 2006, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 7,390,000 shares of Common Stock at prices ranging from $1.22 to $5.83 with expiration dates ranging up to February 13, 2016; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; (iii) warrants to purchase 10,000 shares of Common Stock with an exercise price of $6.19 and with an expiration date of July 17, 2006; and (iv) unvested restricted stock with service-based vesting criteria of 215,900 shares and unvested restricted stock awards with service and market-based vesting criteria of 210,750 to 351,250 contingently issuable shares.

During the three month period ended March 31, 2005, securities not included in the computation of diluted earnings per share were as follows: (i) the Convertible Notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 because the effect of their conversion would be antidilutive and (ii) options to purchase 5,299,000 shares of Common Stock at prices ranging from $4.35 to $20.13 with expiration dates ranging up to December 7, 2014 because their exercise price exceeded the average market price during the period. Additionally, during the three month period ended March 31, 2005, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 5,786,000 shares of Common Stock at prices ranging from $1.22 to $4.31 with expiration dates ranging up to March 10, 2015; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iii) warrants to purchase 10,000 shares of Common Stock with an exercise price of $6.19 and with an expiration date of July 17, 2006.

During the six month period ended March 31, 2006, securities not included in the computation of diluted earnings per share were as follows: (i) the Convertible Notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 because the effect of their conversion would be antidilutive and (ii) options to purchase 5,020,000 shares of Common Stock at prices ranging from $4.94 to $20.13 with expiration dates ranging up to March 27, 2016 because their exercise price exceeded the average market price during the period. Additionally, during the six month period ended March 31, 2006, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 6,972,000 shares of Common Stock at prices ranging from $1.22 to $4.42 with expiration dates ranging up to November 29, 2015; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; (iii) warrants to purchase 10,000 shares of Common Stock with an exercise price of $6.19 and with an expiration date of July 17, 2006; and (iv) unvested restricted stock with service-based vesting criteria of 215,900 shares and unvested restricted stock awards with service and market-based vesting criteria of 210,750 to 351,250 contingently issuable shares.

During the six month period ended March 31, 2005, securities not included in the computation of diluted earnings per share were as follows: (i) the Convertible Notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 because the effect of their conversion would be antidilutive and (ii) options to purchase 4,761,000 shares of Common Stock at prices ranging from $5.72 to $20.13 with expiration dates ranging up to December 7, 2014 because their exercise price exceeded the average market price during the period. Additionally, during the three month period ended March 31, 2005, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 6,202,000 shares of Common Stock at prices ranging from $1.22 to $5.38 with expiration dates ranging up to March 10, 2015; (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; and (iii) warrants to purchase 10,000 shares of Common Stock with an exercise price of $6.19 and with an expiration date of July 17, 2006.

Certain of the above securities contain anti-dilution provisions which may result in a change in the exercise price or number of shares issuable upon exercise or conversion of such securities.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

E. Accounting for Stock-Based Compensation

The Company has several stock-based employee compensation plans. On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense, excluding portions related to modifications and restricted stock, was $893,000 and $1,600,000, before tax, for the three and six months ended March 31, 2006, respectively. Previously the Company had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

During the three months ended December 31, 2005, the Board of Directors adopted a modification to the Company’s stock option plans relating to the retirement of employees and directors who are also reporting persons pursuant to Section 16 of the Securities Exchange Act of 1934. This provision stipulates that awards to such persons who retire after meeting certain age and service requirements may have an extended period of time after retirement to exercise options that were vested at the date of retirement. In the three months ended December 31, 2005, the Company recorded $300,000 of noncash compensation expense related to this modification. During the three months ended March 31, 2006, the Board of Directors approved modifications to extend the term of certain outstanding stock options and the Company recorded $472,000 of noncash compensation expense related to these modifications. Pursuant to SFAS 123R, the Company is required to record a charge for the change in fair value measured immediately prior and subsequent to the modification of the stock options.

During the three month period ended March 31, 2006, the Company granted certain restricted and other unvested performance-based common stock awards to the Company’s executive officers pursuant to the Company’s 2004 Equity Incentive Plan. Compensation expense for these awards is recognized over the service period and is recorded as a component of marketing, general and administrative and research and development expense as appropriate. During the three and six month periods ended March 31, 2006, $47,000 of noncash compensation expense related to these stock awards was recognized.

The Company recognized the full impact of its share-based payment plans, including the impact of the charges related to the modifications and restricted stock explained above, in the consolidated statements of income for the three and six month periods ended March 31, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. In the three month and six month periods ended March 31, 2006, the Company recorded $1,412,000 and $2,419,000, respectively, of these noncash expenses. Expense recognized in connection with the adoption of FAS 123R increased the net loss for the three and six month periods ended March 31, 2006, by $1,412,000 and $2,419,000, respectively, and increased loss per share, basic and diluted, $0.03 and $0.05, respectively. There was no impact in the three and six month periods ended March 31, 2006, on cash flows from operations, investing, or financing in connection with the adoption of FAS 123R. In the three month period ended March 31, 2006, the Company allocated $194,000 and $1,218,000 to research and development and marketing, general and administrative expense, respectively. In the six month period ended March 31, 2006, the Company allocated $352,000 and $2,067,000 to research and development and marketing, general and administrative expense, respectively.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net income and earnings per share for the three and six month periods ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

	Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net loss as reported	$(9,720,000)	$(30,869,000)

Add: Employee compensation expense for share options included in reported net loss, net of income taxes	75,000	75,000
Less: Total employee compensation expense for share options determined under the fair value method, net of income taxes	(670,000)	(1,346,000)

Pro forma net loss	$(10,315,000)	$(32,140,000)

Loss per share:
Basic and diluted - as reported	$(0.21)	$(0.66)
Basic and diluted - pro forma	$(0.22)	$(0.68)

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

	Three Months Ended March 31,			Six Months Ended March 31,
	2006		2005	2006		2005
	Executives	Non-executives		Executives	Non-executives
Option life	8 years	6.25 years	4 years	8 years	6.25 years	4 years
Risk-free interest rate	4.95%	4.85%	4.0%	4.95%	4.56%	4.0%
Stock volatility	73.0%	67.0%	60.0%	73.0%	65.0%	60.0%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

As of March 31, 2006, there remained approximately $6,700,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted average period of approximately 1.4 years.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

Presented below is the Company’s stock option activity:

	Six Months Ended
	March 31, 2006		March 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	11,848,295	$4.49	10,931,792	$4.57
Granted	423,000	$4.60	695,500	$4.83
Exercised	(323,376)	$3.13	(201,290)	$2.55
Cancelled	(76,823)	$5.75	(91,041)	$6.93

Outstanding at end of period	11,871,096	$4.52	11,334,961	$4.60

Options exercisable at end of period	9,202,043		8,767,957
Weighted average fair value of options granted		$2.98		$2.40

During the three months ended March 31, 2006, the Company granted unvested restricted stock awards with service-based vesting criteria of 215,900 shares and unvested restricted stock awards with service and market-based vesting criteria of 210,750 to 351,250 contingently-issuable shares. Service based stock awards granted during the period have a weighted average grant date fair value of $6.36, the closing price of the common stock on the date of the grant. Service and market based stock awards were valued using a lattice model. Service and market based stock awards granted during the period have a weighted average grant date fair value of $4.13.

At March 31, 2006, there remained approximately $2,200,000 of unamortized compensation expense related to restricted and other performance-based stock awards to be recognized as expense over approximately 3 years.

At March 31, 2006, stock options were outstanding and exercisable as follows:

	Outstanding			Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.22-$ 2.71	3,098,502	4.3 years	$2.29	2,915,002	$2.27
$2.77-$ 4.16	3,539,750	5.8 years	$3.67	2,351,885	$3.90
$4.26-$ 6.19	3,522,656	4.3 years	$5.97	3,001,698	$6.01
$6.21-$20.13	1,710,188	7.5 years	$7.32	933,458	$7.66

$1.22-$20.13	11,871,096	5.2 years	$4.52	9,202,043	$4.45

The aggregate intrinsic value of outstanding options as of March 31, 2006 was $21.9 million, of which $17.4 million was related to exercisable options. The intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1,028,000 and $40,000, respectively. The intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 was $1,037,000 and $900,000, respectively. The intrinsic value of options vested during the three and six months ended March 31, 2006 was $396,000 and $517,000, respectively.

The aggregate intrinsic value of restricted stock awards outstanding at March 31, 2006 was $1,339,000 for awards with service based vesting criteria and from $1,306,000 to $2,178,000 for contingently issuable awards with service and market based vesting criteria.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

F. Comprehensive Loss

Comprehensive loss for the three and six months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net loss	$(11,226,000)	$(9,720,000)	$(23,156,000)	$(30,869,000)
Change in unrealized net gain or (loss) on investments	1,000	3,000	4,000	(53,000)

Comprehensive loss	$(11,225,000)	$(9,717,000)	$(23,152,000)	$(30,922,000)

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

H. DELATESTRYL

In December 2005, the Company entered into an asset purchase agreement to acquire DELATESTRYL, an injectable testosterone replacement therapy for the treatment of male hypogonadism, from Savient Pharmaceuticals, Inc. (“Savient”) (the “DELATESTRYL Agreement”). On January 9, 2006, the Company completed the acquisition of DELATESTRYL for a total purchase price of $6,821,000 and accounted for the transaction as the purchase of an asset. Upon closing, the Company paid Savient $5,644,000 for DELATESTRYL. As of March 31, 2006, the Company owes Savient an additional $1,289,000 which is payable in two installments of approximately $644,000 on the first and second anniversary of the closing. Additionally, the Company assumed Savient’s previous obligation to purchase approximately $1,100,000 of additional DELATESTRYL inventory. The Company commenced selling DELATESTRYL upon closing. Under the terms of the DELATESTRYL Agreement, the Company will pay royalties to Savient for three years following the closing of the transaction based upon the cumulative net sales of DELATESTRYL. The royalty rate will be 5% on the first $5 million of cumulative net sales following closing increasing to 10% on cumulative net sales between $5 million and $10 million. The royalty rate on cumulative net sales above $10 million will be 25%, subject to a minimum annual payment of $200,000 following the quarter in which cumulative net sales reach $10 million. Additionally, until March 2007, the Company is obligated to pay a Savient licensor 6% of net sales.

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

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

At March 31, 2006, the Company has an accrued liability of approximately $600,000 for Redux-related expenses, including legal expenses. The amounts the Company ultimately pays could differ significantly from the amount currently accrued at March 31, 2006. To the extent amounts paid differ from the amounts accrued, the Company will record a charge or credit to the statement of operations.

As of March 31, 2006, the Company had an outstanding insurance claim of $3,700,000, consisting of payments made by the Company to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to the Company by Reliance Insurance Company (“Reliance”). In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting the Company’s best estimate given the available facts and circumstances. The amount the Company collects could differ from the $1,258,000 reflected as a noncurrent insurance claim receivable at March 31, 2006. It is uncertain when, if ever, the Company will collect any of its $3,700,000 of estimated claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5,000,000 limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

J. Income taxes

The provision for income taxes of $695,000 and $1,150,000 for the three and six month period ended March 31, 2005, respectively relates to U.S. federal alternative minimum tax and state income tax. Tax recognition of the initial and milestone payments received from PLIVA in fiscal 2004 were deferred to fiscal 2005 when they were recognized in full. Utilization of tax loss carryforwards is limited for use against the U.S. federal alternative minimum tax and by certain states resulting in federal and state tax obligations in fiscal 2005.

K. Agreement

In the three month period ended March 31, 2006, CPEC LLC, our 65% owned subsidiary, amended its bucindolol license agreement to ARCA Discovery, Inc. (“ARCA”) resulting in $1,266,000 of contract and license fee revenue, $1,000,000 of which was received in cash.

L. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning October 1, 2006.

M. Other

Accrued compensation-related expenses were $2,197,000 and $2,547,000 at March 31, 2006 and September 30, 2005, respectively.

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

Description of the Company

We are a biopharmaceutical company engaged in the acquisition, development and commercialization of products targeting certain medical specialty areas, including urology, gynecology and men’s health. We currently market SANCTURA for overactive bladder and DELATESTRYL for the treatment of male hypogonadism. We have multiple compounds in clinical development, including SANCTURA XR, the once-daily formulation of SANCTURA, NEBIDO® for the treatment of male hypogonadism, PRO 2000 for the prevention of infection by HIV and other sexually transmitted pathogens, IP 751 for interstitial cystitis, pagoclone for stuttering and premature ejaculation, and aminocandin for systemic fungal infections.

Recent Product Developments

SANCTURA XR

The SANCTURA XR clinical program for overactive bladder is continuing as planned with two Phase III trials. Enrollment in the first Phase III clinical trial for SANCTURA XR was completed in March 2006 with approximately 600 patients and we anticipate reporting results from this trial in June 2006. Enrollment in the second Phase III clinical trial was also completed in March 2006 with over 560 patients and we expect to announce results from this trial in July 2006. We continue to anticipate filing a New Drug Application (“NDA”) with the FDA by the end of calendar 2006.

NEBIDO

In March 2006, the FDA accepted our Investigational New Drug Application (“IND”) for NEBIDO® for the treatment of male hypogonadism. The IND includes the European clinical data from our partner, Schering AG. In late March 2006, we commenced a pharmacokinetic study to supplement the European data. The primary endpoint will assess the average serum testosterone levels (Cavg) at steady state, after the fourth injection, measured in hypogonadal men receiving NEBIDO via intramuscular injection every 12 weeks. Assuming positive results, we anticipate submitting an NDA in the second quarter of calendar 2007.

PAGOCLONE

In March 2006, we completed enrollment of our Phase II study for pagoclone in patients with stuttering. We expect to announce results from this study by the middle of June 2006. In March 2006, we announced that we filed a New Patent Application with the U.S. Patent Office covering the use of pagoclone as a treatment for premature ejaculation. The patent filing is based on evidence of pharmacologic activity contained in our existing clinical databases. We expect to begin a Phase II proof of concept study of pagoclone as an on-demand oral therapy for men with PE in the summer of 2006.

DELATESTRYL

In December 2005, we entered into an asset purchase agreement to acquire DELATESTRYL®, (testosterone enanthate), an injectable testosterone replacement therapy for the treatment of male hypogonadism, from Savient Pharmaceuticals, Inc. (“Savient”) (the “DELATESTRYL Agreement”). The transaction was accounted for as an asset purchase. On January 9, 2006, we completed our acquisition of DELATESTRYL and paid Savient $5,644,000. We owe Savient an additional $1,289,000 which is payable in two equal installments of approximately $644,000 on the first and second anniversary of the closing. The net purchase price of $6,821,000 was entirely allocated to inventory. Additionally, we assumed Savient’s previous obligation to purchase approximately $1,100,000 of additional DELATESTRYL inventory. We commenced selling DELATESTRYL upon closing.

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

The balance of deferred revenue at March 31, 2006 is $134,165,000. We will reevaluate our estimate of the expected term of the SANCTURA Agreement when new information is known that could affect this estimate. If we change our estimate of the duration of the SANCTURA Agreement in the future and extend or reduce our estimate of its duration, we would decrease or increase, respectively, the amount of periodic revenue to be recognized from the amortization of remaining deferred revenue.

Accounting for Stock-Based Compensation

We have several stock-based employee compensation plans. On October 1, 2005, we adopted Statement of Financial Accounting Standards No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. The fair value of options at grant date was estimated using the Black-Scholes option-pricing model. Stock-based employee compensation expense, excluding portions related to modifications and restricted stock, was $893,000 and $1,600,000, before tax, for the three and six month periods ended March 31, 2006, respectively. Previously, we had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

We were required to make significant estimates related to the adoption of SFAS 123R. Our expected stock-price volatility assumption is based on both current implied volatility and historical volatilities of the underlying stock which is obtained from public data sources. For stock option grants issued to non-executives during the three and six month periods ended March 31, 2006, we used a weighted-average expected stock-price volatility of 67% and 65%, respectively. For stock option grants to executives during the three and six month periods ended March 31, 2006, we used a weighted average expected stock-price volatility of 73%. We also determined the weighted-average option life assumption based on the exercise patterns that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the three and six month periods ended March 31, 2006, we used a weighted-average expected option life assumption of 6.25 years for non-executives and 8.0 years for executives.

Additionally, during the three months ended December 31, 2005 the Board of Directors adopted a modification to our stock option plans relating to the retirement of employees and directors who are also reporting persons pursuant to Section 16 of the Securities Exchange Act of 1934. This modification stipulates that awards to such persons who retire after meeting certain age and service requirements may have an extended period of time after retirement to exercise options that were vested at the date of retirement. Pursuant to SFAS 123R, we are required to record the value of this modification to existing stock options. In the three month period ended December 31, 2005, we recorded $300,000 of noncash compensation expense related to this modification. Also, during the quarter ended March 31, 2006, we amended certain provisions of outstanding stock options and recorded $472,000 of noncash compensation expense related to these modifications.

During the three months ended March 31, 2006, we granted 215,900 shares of restricted common stock with service-based vesting criteria and from 210,750 to 351,250 of contingently issuable shares of other unvested awards with service and market-based vesting criteria. Service based stock awards granted during the period have a weighted average grant date fair value of $6.36, the closing price of the common stock on the date of the grant. Service and market based awards were valued using a lattice model. Service and market based stock awards granted during the period have a weighted average grant date fair value of $4.13. During the three and six month periods ended March 31, 2006, $47,000 of noncash compensation expense related to these awards was recognized. As of March 31, 2006, there remained approximately $2,200,000 of compensation expense related to such stock awards to be recognized as expense over approximately 3 years.

We recognized the full impact of our share-based payment plans, including the impact of the charges related to the modifications and restricted stock explained above, in the consolidated statement of income for the three and six month periods ended March 31, 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. We allocated these noncash expenses of $1,412,000 in the three month period ended March 31, 2006 as follows: $194,000 to research and development and $1,218,000 to marketing, general and administrative expense. We allocated these noncash expenses of $2,419,000 in the six month period ended March 31, 2006 as follows: $352,000 to research and development and $2,067,000 to marketing, general and administrative expense. As of March 31, 2006, there remained approximately $6,700,000 of compensation costs related to non-vested stock options to be recognized over a weighted-average period of approximately 1.4 years.

Presented below is our stock option activity:

	Six Months Ended
	March 31, 2006		March 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	11,848,295	$4.49	10,931,792	$4.57
Granted	423,000	$4.60	695,500	$4.83
Exercised	(323,376)	$3.13	(201,290)	$2.55
Cancelled	(76,823)	$5.75	(91,041)	$6.93

Outstanding at end of period	11,871,096	$4.52	11,334,961	$4.60

Options exercisable at end of period	9,202,043		8,767,957
Weighted average fair value of options granted		$2.98		$2.40

At March 31, 2006, stock options were outstanding and exercisable as follows:

	Outstanding			Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.22-$ 2.71	3,098,502	4.3 years	$2.29	2,915,002	$2.27
$2.77-$ 4.16	3,539,750	5.8 years	$3.67	2,351,885	$3.90
$4.26-$ 6.19	3,522,656	4.3 years	$5.97	3,001,698	$6.01
$6.21-$20.13	1,710,188	7.5 years	$7.32	933,458	$7.66

$1.22-$20.13	11,871,096	5.2 years	$4.52	9,202,043	$4.45

The aggregate intrinsic value of outstanding options as of March 31, 2006 was $21.9 million, of which $17.4 million was related to exercisable options. The intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1,028,000 and $40,000, respectively. The intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 was $1,037,000 and $900,000, respectively. The intrinsic value of options vested during the three and six months ended March 31, 2006 was $396,000 and $517,000, respectively.

The aggregate intrinsic value of restricted stock awards outstanding as of March 31, 2006 was $1,339,000 for awards with service based vesting criteria and from $1,306,000 to $2,178,000 for contingently issuable awards with service and market based vesting criteria.

Insurance Claim Receivable

As of March 31, 2006, we had an outstanding insurance claim of approximately $3,700,000, for services rendered through May 30, 2001 by the group of law firms defending us in the Redux-related product liability litigation. The full amount of our current outstanding insurance claim is made pursuant to our product liability policy issued to us by Reliance Insurance Company (“Reliance”), which is in liquidation proceedings. Based upon discussions with our attorneys and other consultants regarding the amount and timing of potential collection of our claim on Reliance, we previously recorded a reserve against our outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting our best estimate given the available facts and circumstances. We believe our reserve of approximately $2,400,000 against the insurance claim on Reliance as of March 31, 2006 is a significant estimate reflecting management’s judgment. To the extent we do not collect the insurance claim receivable of $1,258,000, we would be required to record additional charges. Alternatively, if we collect amounts in excess of the current receivable balance, we would record a credit for the additional funds received in the statement of operations.

Redux-Related Liabilities

At March 31, 2006, we have an accrued liability of approximately $600,000 for Redux-related expenses, including legal expenses. The amounts we ultimately pay could differ significantly from the amount currently accrued at March 31, 2006. To the extent the amounts paid differ from the amounts accrued, we will record a charge or credit to the statement of operations.

Revenue Recognition Policy

Product revenue consists of revenues from sales of products, commissions and royalties, and reimbursements for royalties owed by us to Madaus pursuant to the SANCTURA Agreement. Contract and license fee revenue consists of revenue from contractual initial and milestone payments received from partners, including amortization of deferred revenue from contractual payments, sales force subsidies, and grants from agencies supporting research and development activities. In addition, for the six month period ended March 31, 2005, contract and license fee revenue also included reimbursements from our SANCTURA marketing partner for their share of SANCTURA promotion and advertising costs incurred by the Company less an amount owed by us to our SANCTURA marketing partner for our share of SANCTURA promotion and advertising costs incurred by our SANCTURA marketing partner.

We record sales of product as product revenue upon the later of shipment or as title passes to its customer.

Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize our licensed technologies and are generally reported to us in a royalty report on a specified periodic basis. Royalty revenue is recognized in the period in which the sales of the product or technology occurred on which the royalties are based. If the royalty report for such period is received subsequent to the time we are required to report our results on Form 10-Q or Form 10-K and the amount of the royalties earned is not estimable, we recognize such royalty revenue in the subsequent accounting period when we receive the royalty report in accurate and appropriate form and in accordance with the related license agreement.

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

Multiple element arrangements are evaluated pursuant to Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Pursuant to EITF 00-21, in multiple element arrangements where we have continuing performance obligations, contract, milestone and license fees are recognized together with any up-front payments over the term of the arrangement as we complete our performance obligation, unless the delivered technology has stand alone value to the customer and there is objective, reliable evidence of fair value of the undelivered element in the arrangement. In the case of an arrangement where it is determined there is a single unit of accounting, all cash flows from the arrangement are considered in the determination of all revenue to be recognized. Additionally, pursuant to the guidance of SEC Staff Accounting Bulletin 104, unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements. In particular relating to the SANCTURA Agreement, we and our SANCTURA marketing partner were contractually bound to share certain promotion and advertising costs relating to SANCTURA. For promotion and advertising costs incurred by us, reimbursements from our marketing partner for their share are reflected in contract and license fee revenue. For promotion and advertising costs incurred by our SANCTURA marketing partner, reimbursements to our SANCTURA marketing partner for our share were reflected as a reduction of contract and license fee revenue.

Cash received in advance of revenue recognition is recorded as deferred revenue.

Results of Operations

Our net loss increased $1,506,000, or 15%, to $(11,226,000), or $(0.24) per share, basic, in the three month period ended March 31, 2006 from $(9,720,000), or $(0.21) per share, basic, in the three month period ended March 31, 2005 and decreased $7,713,000, or 25%, to $(23,156,000), or $(0.49) per share, basic, in the six month period ended March 31, 2006 from $(30,869,000), or $(0.66) per share, basic, in the six month period ended March 31, 2005. The decreased net loss in the six month period ended March 31, 2006 is primarily the result of our decreased marketing expenses and increased royalties and sales force subsidy related to SANCTURA partially offset by increased research and development expense substantially related to trospium and noncash charges relating to our adoption of SFAS 123R. SANCTURA marketing costs became the sole responsibility of our marketing partner and the sales force subsidy commenced on November 29, 2004 pursuant to the Conversion.

Total revenues increased $5,145,000, or 55%, to $14,422,000 in the three month period ended March 31, 2006 from $9,277,000 in the three month period ended March 31, 2005 and increased $8,356,000, or 56%, to $23,396,000 in the six month period ended March 31, 2006 from $15,040,000 in the six month period ended March 31, 2005. The increase in the three month period ended March 31, 2006 is primarily due to SANCTURA-related revenues, license fees from the amended bucindolol license agreement and net sales of DELATESTRYL. The increase in the six month period ended March 31, 2006 is primarily due to SANCTURA-related revenues.

Product revenues increased $3,204,000, or 76% to $7,442,000 in the three month period ended March 31, 2006 from $4,238,000 in the three month period ended March 31, 2005 and increased $3,166,000, or 41% to $10,871,000 in the six month period ended March 31, 2006 from $7,705,000 in the six month period ended March 31, 2005. Sales of SANCTURA increased $1,266,000 to $4,282,000 in the three month period ended March 31, 2006 from $3,016,000 in the three month period ended March 31, 2005 and $639,000 to $5,716,000 in the six month period ended March 31, 2006 from $5,077,000 in the six month period ended March 31, 2005. Sales of SANCTURA to our marketing partner are dependent upon the timing of our partner’s orders which can vary from period to period. Royalties from SANCTURA increased $960,000 to $1,758,000 in the three month period ended March 31, 2006 from $798,000 in the three month period ended March 31, 2005 and $1,777,000 to $3,516,000 in the six month period ended March 31, 2006 from $1,738,000 in the six month period ended March 31, 2005. Royalties in the fiscal 2006 periods reflected the minimum royalties due pursuant to the SANCTURA Agreement. There were no minimum royalties in the fiscal 2005 periods. We expect royalty revenue from SANCTURA in fiscal 2006 will continue to reflect such minimum royalties. Additionally, product revenue in the three and six month periods ended March 31, 2006 included $1,015,000 of net sales of DELATESTRYL.

Contract and license fee revenues relate almost entirely to the SANCTURA Agreement and increased $1,941,000, or 39%, to $6,980,000 in the three month period ended March 31, 2006 from $5,039,000 in the three month period ended March 31, 2005 and $5,190,000, or 71%, to $12,525,000 in the six month period ended March 31, 2006 from $7,335,000 in the six month period ended March 31, 2005. Sales force subsidy pursuant to the SANCTURA Agreement increased $286,000, or 14%, to $2,188,000 in the three month period ended March 31, 2006 from $1,920,000 in the three month period ended March 31, 2005 and $1,816,000, or 71%, to $4,375,000 in the six month period ended March 31, 2006 from $2,559,000 in the six month period ended March 31, 2005. The fiscal 2006 periods reflected slightly higher subsidy rates than the fiscal 2005 periods and the six month period ended March 31, 2006 included six months of subsidy compared to only four months of subsidy in the six month period ended March 31, 2005. The six month period ended March 31, 2005 included a $1,482,000 reduction to contract and license fee revenue for net reimbursement due to PLIVA for SANCTURA promotion and advertising costs; the absence of a similar reimbursement in the six month period ended March 31, 2006 resulted in an increase in contract and license fee revenue. After the copromotion period ended November 29, 2004 pursuant to the Conversion, PLIVA became responsible for promotion and advertising costs. The three and six month periods ended March 31, 2006 included $1,266,000 of contract and license fee revenue, $1,000,000 of which was received in cash, from the amended bucindolol license agreement. Also included in contract and license fee revenue was $3,354,000 and $3,125,000 from amortization of deferred revenue in the three month periods ended March 31, 2006 and 2005, respectively, and $6,708,000 and $6,250,000 in the six month periods ended March 31, 2006 and 2005, respectively.

Cost of product revenue increased $2,405,000, or 71%, to $5,780,000 in the three month period ended March 31, 2006 from $3,375,000 in the three month period ended March 31, 2005 and $1,795,000, or 31%, to $7,650,000 in the six month period ended March 31, 2006 from $5,855,000 in the six month period ended March 31, 2005. These increases are primarily due to the increases in sales of SANCTURA product sold to our marketing partner at our cost to manufacture and $959,000 for the cost of DELATESTRYL sold.

Research and development expense increased $3,423,000, or 57%, to $9,434,000 in the three month period ended March 31, 2006 from $6,011,000 in the three month period ended March 31, 2005 and $7,865,000, or 66%, to $19,754,000 in the six month period ended March 31, 2006 from $11,889,000 in the six month period ended March 31, 2005. These increases are primarily due to external product development cost increases of approximately $3,200,000 and $7,000,000 in the three and six month periods ended March 31, 2006, respectively, related to our Phase III clinical development program for SANCTURA XR initiated in September 2005. Also, pagoclone external development costs related to our Phase II clinical trial for stuttering increased approximately $300,000 and $1,300,000 in the three and six month periods ended March 31, 2006, respectively. Employee and compensation related expense increased approximately $500,000 and $700,000 in the three and six month periods ended March 31, 2006, respectively, and related to additional staffing and noncash option compensation expense from the adoption of SFAS 123R. Partially offsetting these increases is decreased external development costs related to aminocandin of approximately $1,300,000 and $2,200,000 in the three and six month periods ended March 31 2006, respectively.

Marketing, general and administrative expense increased $1,321,000, or 16%, to $9,508,000 in the three month period ended March 31, 2006 from $8,187,000 in the three month period ended March 31, 2005 and decreased $7,872,000, or 31%, to $17,816,000 in the six month period ended March 31, 2006 from $25,688,000 in the six month period ended March 31, 2005. Marketing expense increased $857,000, or 18%, to $5,538,000 in the three month period ended March 31, 2006 from $4,681,000 in the three month period ended March 31, 2005 and decreased $9,212,000, or 48%, to $10,111,000 in the six month period ended March 31, 2006 from $19,323,000 in the six month period ended March 31, 2005. The increase in the three month period reflected increased expenses primarily related to the marketing of DELATESTRYL, other marketing and sales related activities and noncash option compensation expense from the adoption of SFAS 123R. The decrease in marketing expense in the six month period reflected approximately $6,500,000 of decreased promotion and advertising expense related to SANCTURA and approximately $3,500,000 of decreased sales force-related expense. As noted above, after the copromotion period ended November 29, 2004 pursuant to the Conversion, PLIVA became responsible for promotion and advertising costs and we transferred approximately 200 primary care sales representatives to PLIVA. Partially offsetting these decreases were increased expenses primarily related to the marketing of DELATESTRYL, noncash option compensation expense from the adoption of SFAS 123R and other marketing and sales related activities. In January 2006, the sales force commenced promoting DELATESTRYL in addition to SANCTURA.

General and administrative expense increased $464,000 or 13%, to $3,970,000 in the three month period ended March 31, 2006 from $3,506,000 in the three month period ended March 31, 2005 and increased $1,360,000, or 21%, to

$7,705,000 in the six month period ended March 31, 2006 from $6,345,000 in the six month period ended March 31, 2005. Primarily contributing to these increases is noncash option compensation expense from the adoption of SFAS 123R of approximately $1,100,000 and 1,700,000 in the three and six month periods ended March 31, 2006, respectively. Partially offsetting these increases is a credit of approximately $300,000 resulting from the settlement of our lease obligation for our prior office facility at an amount less than that accrued.

Investment income increased $64,000, or 9%, to $802,000 in the three month period ended March 31, 2006 from $738,000 in the three month period ended March 31, 2005 and increased $276,000, or 20%, to $1,688,000 in the six month period ended March 31, 2006 from $1,412,000 in the six month period ended March 31, 2005. While weighted average invested balances in the three and six month periods ended March 31, 2006 were somewhat lower than weighted average invested balances in the three and six month periods ended March 31, 2005, the increase in investment income is due to higher interest rates.

Interest expense of $1,293,000 in the three month periods and $2,585,000 in the six month periods relates to our $72,000,000 of 6.25% Convertible Senior Notes due 2008 (the “Convertible Notes”). Annual interest expense is expected to be approximately $5,170,000, which includes approximately $700,000 of amortization of debt issuance costs.

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

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

At March 31, 2006 we had consolidated cash, cash equivalents and marketable securities of $68,405,000 compared to $101,217,000 at September 30, 2005. This decrease of $32,812,000 is primarily the result of net cash used in operating activities of $33,986,000 (see “Analysis of Cash Flows”).

We are continuing to invest substantial amounts in the ongoing development and sales activities related to SANCTURA and our other product candidates. In January 2006, we paid approximately $5.6 million to Savient related to our purchase of DELATESTRYL and will pay approximately $2.4 million additionally, including our assumption of Savient ’s previous obligation to purchase $1.1 million of additional DELATESTRYL inventory. We believe we have sufficient cash for currently planned expenditures for at least the next twelve months.

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

On December 28, 2005, we filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement has been declared effective and will give us the option to offer and sell up to 10 million shares of our common stock from time to time through one or more methods of distribution, subject to market conditions and our capital needs. The terms of the offerings would be established at the time of the offering. Currently, we do not have any commitments to sell shares under the registration statement. However, the registration statement has been filed in order to provide us with the flexibility, as we deem appropriate, to raise additional capital in the future.

Product Development

We expect to continue to expend substantial additional amounts for the development of our products. In particular, we are continuing to expend substantial funds for SANCTURA XR, NEBIDO and other development efforts. We are responsible for conducting and funding the development of SANCTURA XR. We could receive approximately $45 million in future payments contingent upon the filing and approval of an NDA for SANCTURA XR. If Esprit provides notice to us no later than the approval date that it does not intend to proceed with the launch of SANCTURA XR, Esprit will not have an obligation to pay the development milestone of approximately $35 million related to the FDA approval of the NDA for SANCTURA XR or the $20 million long-term commercialization milestone and the U.S. rights to SANCTURA XR will revert to us.

There can be no assurance that results of any ongoing or future pre-clinical or clinical trials will be successful, that additional trials will not be required, that any drug or product under development will receive FDA approval in a timely manner or at all, or that such drug or product could be successfully manufactured in accordance with U.S. current Good Manufacturing Practices, or successfully marketed in a timely manner, or at all, or that we will have sufficient funds to develop or commercialize any of our products.

Total research and development expenses incurred by us through March 31, 2006 on the major compounds currently being developed or marketed, including up-front and milestone payments and allocation of corporate general and administrative expenses, are approximately as follows: $112,800,000 for SANCTURA and SANCTURA XR, $11,700,000 for NEBIDO, $16,300,000 for PRO 2000, $4,900,000 for IP 751, $26,500,000 for pagoclone, and $11,100,000 for aminocandin. In June 2002, we re-acquired rights to pagoclone from Pfizer Inc. During the period Pfizer had rights to pagoclone, Pfizer conducted and funded all development activities for pagoclone. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by us could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA. Given these uncertainties and other risks, variables and considerations related to each compound and regulatory uncertainties in general, we estimate remaining research and development costs, excluding allocation of corporate general and administrative expenses, from March 31, 2006 through the preparation of an NDA for our major compounds currently being developed as follows: approximately $14,000,000 for SANCTURA XR, $15,000,000 for NEBIDO, $11,000,000 for PRO 2000, approximately $26,000,000 for IP 751, and approximately $42,000,000 for pagoclone for stuttering. We do not expect to conduct significant additional development of aminocandin without a development and marketing partner. Currently estimated research and developments costs through the preparation of an NDA for aminocandin are approximately $90,000,000. Actual costs to complete any of our products may differ significantly from the estimates. We cannot reasonably estimate the date of completion for any compound that is not at least in Phase III clinical development due to uncertainty of the number, size, and duration of the trials which may be required to complete development.

Analysis of Cash Flows

Net cash used in operating activities in the six month period ended March 31, 2006 of $33,987,000 consisted primarily of the net loss of $23,156,000. Additionally contributing to cash used in operating activities is an $8,142,000 decrease of deferred revenue consisting of $6,708,000 of amortization into contract and license fee revenue and $1,434,000 recognized as product revenue for shipments of SANCTURA to our marketing partner and a $5,081,000 increase in inventories relating primarily to DELATESTRYL. Partially offsetting these uses of cash in operating activities is noncash compensation of $2,419,000 related to stock option expense pursuant to our adoption of SFAS 123R.

Net cash provided by investing activities of $3,984,000 is primarily comprised of maturities and sales of marketable securities of $4,122,000.

Net cash provided by financing activities of $1,310,000 resulted from net proceeds from the issuance of treasury stock pursuant to our stock option and employee stock purchase plans. We cannot predict if or when stock options will be exercised in the future.

Contractual Obligations and Off-Balance Sheet Arrangements

Pursuant to our agreement with Madaus GmbH (“Madaus”), we are committed to purchase from Madaus significant minimum quantities of bulk SANCTURA tablets during fiscal 2006 aggregating approximately $9,700,000. If we do not satisfy this minimum purchase requirement, we would be subject to a minimum supply fee of a portion of the value of the unpurchased minimum quantities. Pursuant to the SANCTURA Agreement, Esprit agreed to purchase the same quantities of SANCTURA and to be responsible for commercial product procurement costs, including costs to manufacture SANCTURA and the minimum supply fee.

Pursuant to the DELATESTRYL Agreement, we assumed Savient’s previous obligation to purchase approximately $1,100,000 of additional DELATESTRYL inventory. We expect this purchase to occur in fiscal 2006.

Pursuant to certain of our in-licensing arrangements, we will owe payments to our licensors upon achievement of certain development, regulatory and licensing milestones. We cannot predict if or when such events will occur.

During the three months ended March 31, 2006, we settled the remaining lease obligations relating to our prior office facility for a payment of $500,000 and reflected a credit of approximately $300,000 in marketing, general, and administrative expense related to the extinguishment of our accrued liability.

Pursuant to agreements we have with Les Laboratoires Servier, from whom we in-licensed rights to Redux, Boehringer Ingelheim Pharmaceuticals, Inc., the manufacturer of Redux and other parties, we may be required to indemnify such parties for Redux-related liabilities.

Other

In May 2005, the FASB issued SFAS No. 154. SFAS No. 154 is a replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this pronouncement beginning October 1, 2006.

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

Risk related to the Convertible Notes

The fair value of our Convertible Notes is sensitive to fluctuations in interest rates and the price of our Common Stock into which the Convertible Notes are convertible. A decrease in the price of our Common Stock could result in a decrease in the fair value of the Convertible Notes. For example on a very simplified basis, a decrease of 10% of the market value of our Common Stock could reduce the value of a $1,000 Note by approximately $60. An increase in market interest rates could result in a decrease in the fair value of the Convertible Notes. For example on a very simplified basis, an interest rate increase of 1% could reduce the value of a $1,000 Note by approximately $10. The two examples provided above are only hypothetical and actual changes in the value of the Convertible Notes due to fluctuations in the market value of our Common Stock or interest rates could vary substantially from these examples.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of March 31, 2006, of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on March 7, 2006. At the meeting (i) all six director nominees were elected; (ii) our 2004 Equity Incentive Plan was amended; and (iii) the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm was ratified.

(i)	The following Directors were elected for a one-year term by the votes indicated: Glenn L. Cooper, M.D., 38,887,894 for, 2,097,194 withheld; Michael E. Hanson 38,893,544 for, 2,091,544 withheld; Stephen C. McCluski, 38,912,762 for, 2,072,326 withheld; Cheryl P. Morley, 38,908,635 for, 2,076,453 withheld; Malcolm Morville, Ph.D., 38,252,825 for, 2,732,263 withheld; and David B. Sharrock, 36,762,046 for, 4,223,042 withheld.

(ii)	The amendment to increase the number of shares of Common Stock available for issuance under the Company’s 2004 Equity Incentive Plan was approved by a vote of 11,495,566 for, 3,847,879 against, 167,439 abstaining, and 26,043,054 broker non-votes.

(iii)	The appointment of PricewaterhouseCoopers LLP was ratified by a vote of 41,229,000 for, 292,914 against, 32,023 abstaining, and 0 broker non-votes.

Item 6. Exhibits

(a) Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer

INDEVUS PHARMACEUTICALS, INC.

INDEVUS PHARMACEUTICALS, INC.

Date: May 9, 2006	By:	/s/ Glenn L. Cooper
Glenn L. Cooper, M.D., Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2006	By:	/s/ Michael W. Rogers
Michael W. Rogers, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 9, 2006	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance (Principal Accounting Officer)