Form 10-K/A
period 2006-09-30
INDEVUS PHARMACEUTICALS INC
filed 2007-01-26
CIK 854222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of January 24, 2007, 56,171,598 shares of common stock, $.001 par value per share, of the registrant were issued and outstanding.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on December 7, 2006 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

Other than the exhibits attached hereto, this Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than the amendments described above and the exhibits attached hereto, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

10.163	-Copromotion and Marketing Services Agreement by and between the Registrant and Valera Pharmaceuticals, Inc. dated December 11, 2006 (1) (2)

23	-Consent of PricewaterhouseCoopers LLP (1)

31.1

-Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2

-Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.2	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer (1)

32.2	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer (1)

(1)	Filed with this report.
(2)	Confidential Treatment requested for a portion of this Exhibit.

PART III

Item 10. Directors and Executive Officers

THE BOARD OF DIRECTORS

Directors are elected by the Company’s stockholders at each annual meeting or, in the case of a vacancy, are appointed by the directors then in office, to serve until the next annual meeting or until their successors are elected and qualified. The Board of Directors has seven current members. Officers of the Company are appointed by and serve at the discretion of the Board. The current members of the Board and the function of each committee of the Board are described below:

NAME	AGE	POSITIONS AND TENURE
Glenn L. Cooper, M.D.	54	Chief Executive Officer and Director since May 1993 and Chairman since January 2000
Andrew Ferrara	67	Director since April 2006
Michael E. Hanson	59	Director since December 2004
Stephen C. McCluski	54	Director since June 2003
Cheryl P. Morley	52	Director since June 2003, Presiding Director since December 2004
Malcolm Morville, Ph.D.	61	Director since February 1993
David B. Sharrock	70	Director since February 1995

MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors of the Company held eight meetings during the fiscal year ended September 30, 2006 (“fiscal 2006”). During fiscal 2006, each incumbent director attended at least 75% of the aggregate number of meetings of the Board of Directors and the committees thereof on which such director serves. All directors are requested to attend each annual meeting of the Company’s stockholders and all directors attended the 2006 Annual Meeting of Stockholders. The Board has determined that each of its non-employee members is independent within the meaning of the Nasdaq Global Market (“Nasdaq”) listing standards.

BOARD COMMITTEES

AUDIT

The Audit Committee consists of Mr. McCluski, the Chairman of the Committee, Ms. Morley and Mr. Hanson. The Board of Directors has determined that Mr. McCluski and Ms. Morley are audit committee financial experts, as defined by the rules of the Securities and Exchange Commission, and the Board has determined that the members of the Audit Committee are “independent” as defined by the current listing standards of the Nasdaq. The Audit Committee met five times during fiscal 2006.

The Audit Committee assists the Board by overseeing the performance of the independent registered public accounting firm and the quality and integrity of the Company’s internal accounting, auditing and financial reporting practices. The Audit Committee’s other primary duties and responsibilities are to: (1) serve as an independent and objective party to monitor the Company’s financial reporting process and internal control system; (2) be directly responsible for the selection of the Company’s independent registered public accounting firm and their compensation; (3) review and appraise the audit efforts of the Company’s independent registered public accounting firm; and (4) provide an open avenue of communication among the independent registered public accounting firm, the Company’s financial and senior management and the Board of Directors. The Audit Committee also pre-approves all audit services and permitted non-audit services performed or proposed to be undertaken by the auditors and meets quarterly with representatives of management and the Company’s independent auditors to review financial statements prior to release of quarterly financial results. The Board has adopted a written charter for the Audit Committee which was filed as Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission, or SEC, on January 30, 2006, and which also may be accessed and reviewed through the Company’s website: http://www.indevus.com.

COMPENSATION

The Compensation Committee consists of Mr. Hanson, the Chairman of the Committee, Mr. Sharrock and Dr. Morville. The Compensation Committee met eight times during fiscal 2006. The Board has determined that the members of the Compensation Committee are “independent” as defined by the current listing standards of the Nasdaq.

The Compensation Committee reviews and determines the compensation of all executive officers of the Company. The Compensation Committee’s other primary duties and responsibilities are to: (1) review general policy matters relating to compensation and benefits of employees of the Company; (2) administer the Company’s stock option and other employee compensation plans; and (3) consult with management on matters concerning compensation and make recommendations to the Board of Directors on compensation matters where approval of the Board of Directors is required. The Board has adopted a written charter for the Compensation Committee which may be accessed and reviewed through the Company’s website: http://www.indevus.com.

NOMINATING AND GOVERNANCE

The Nominating and Governance Committee consists of Ms. Morley, the Chairperson of the Committee, Dr. Morville and Mr. Ferrara. The Board has determined that the members of the Nominating and Governance Committee are “independent” as defined by the current listing standards of the Nasdaq. The Nominating and Governance Committee met two times during fiscal 2006.

The Nominating and Governance Committee develops and maintains criteria and procedures for the identification and recruitment of candidates for election to serve as directors of the Company, recommends director nominees to the Board, and as appropriate, to the stockholders of the Company. The Nominating and Governance Committee’s other primary duties and responsibilities are to: (1) review and reassess the adequacy of the corporate governance guidelines of the Company and recommend any proposed changes to the Board for approval; (2) study and review with the Board the overall effectiveness of the Board and its committees and establish director orientation guidelines; (3) review and recommend to the Board from time to time the creation of new Board committees, the directors to be selected for membership on the Board committees, and the responsibilities, organization and membership of existing Board committees; (4) review and report to the Board on management succession planning; (5) oversee jointly with the Compensation Committee the annual Chief Executive Officer evaluation process and report the results of the evaluation to the Board and its Compensation Committee; and (6) review with management any proposed major organizational changes to the Company. The Board has adopted a written charter for the Nominating and Governance Committee which is included as Appendix D to the Company’s Definitive Proxy Statement filed with the SEC on January 28, 2005, and may be accessed and reviewed through the Company’s website: http://www.indevus.com.

The Nominating and Governance Committee and the Board will consider director candidates recommended by stockholders. The Nominating and Governance Committee and the Board do not have a written policy for how they will consider such recommendations due to the limited number of such recommendations to date, the need to evaluate such recommendations on a case-by-case basis, and the expectation that recommendations from stockholders would be considered generally in the same manner as recommendations by a director or an officer of the Company.

The Nominating and Governance Committee and the Board have not established minimum qualifications that must be met by a board-recommended nominee. However, the directors do:

•	consider whether a current board member wishes to be re-elected;

•	determine if a new nominee is needed and the skills and experience desired in a new director, such as marketing or sales experience, financial expertise, business experience, technological knowledge, business development expertise or community involvement;

•	identify potential nominees who have such skills and experience;

•	determine whether the potential nominees are stockholders of the Company;

•	develop a consensus of the directors with respect to which potential nominee would be best suited for the position;

•	investigate the potential nominee’s background and develop personal knowledge about the candidate; and

•	determine whether the candidate is interested.

A stockholder who wishes to make a recommendation for consideration by the Nominating and Governance Committee must submit a written recommendation to the Company. Each such written recommendation must state the name, age, business or residence address of the candidate, the principal occupation or employment of the candidate, the number of shares of Indevus common stock and preferred stock owned either beneficially or of record by each such candidate, if any, and the length of time such shares have been so owned. Written recommendations received by September 30 will be considered for the next annual meeting of stockholders held thereafter, while recommendations received after such date will be considered for the annual meeting following the next annual meeting held thereafter unless the Board, in its sole discretion, decides otherwise.

The Company has entered into a consulting agreement with a former director, which terminates on December 6, 2007, to assist in identifying potential candidates for the Nominating and Governance Committee to consider for recommendation as nominees to the Company’s Board of Directors. Remuneration is contingent upon successful placement of a candidate to the Company’s Board of Directors.

COMMUNICATIONS WITH DIRECTORS

The Board of Directors maintains a process for stockholders to communicate with the Board. Stockholders wishing to communicate with the Board or any individual director must mail a communication addressed to the Board or the individual director to the Board of Directors, c/o Indevus Pharmaceuticals, Inc. at 33 Hayden Avenue, Lexington, Massachusetts 02421-7966. Any such communication must state the number of shares of Indevus common stock and preferred stock beneficially owned by the stockholder making the communication. All of such communications will be forwarded to the full Board of Directors or to any individual director or directors to whom the communication is directed unless the communication is clearly of a marketing nature or is unduly hostile, threatening, illegal, or similarly inappropriate, in which case the Company has the authority to discard the communication or take appropriate legal action regarding the communication.

EXECUTIVE OFFICERS

The following table sets forth the names and positions of the executive officers of the Company:

Name	Age	Position
Glenn L. Cooper, M.D	54	Chief Executive Officer and Chairman

Thomas F. Farb	50	President and Chief Operating Officer

Noah D. Beerman	44	Executive Vice President, Chief Business Officer

Mark S. Butler	60	Executive Vice President, Chief Administrative Officer and General Counsel

Michael W. Rogers	46	Executive Vice President, Chief Financial Officer and Treasurer

Bobby W. Sandage, Jr., Ph.D.	53	Executive Vice President, Research and Development and Chief Scientific Officer

John H. Tucker	43	Executive Vice President, Chief Sales and Marketing Officer

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

Bobby W. Sandage, Jr., Ph.D. is the Executive Vice President, Research and Development and Chief Scientific Officer of Indevus, a position he has held since December 1995. Dr. Sandage joined the Company in November 1991 as Vice President-Medical and Scientific Affairs and was appointed Vice President, Research and Development in February 1992 and, Senior Vice President, Research and Development in February 1994. From February 1989 to November 1991, Dr. Sandage was Associate Director, Project Management for the Cardiovascular Research and Development division of DuPont Merck Pharmaceutical Company. From May 1985 to February 1989 he was affiliated with the Medical Department of DuPont Critical Care, most recently as associate medical director, medical development. Dr. Sandage is also currently a director of Osteologix, Inc. and an adjunct professor in the Department of Pharmacology at the Massachusetts College of Pharmacy. Dr. Sandage received a Ph.D. in Clinical Pharmacy from Purdue University and a B.S. in Pharmacy from the University of Arkansas.

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

CODE OF ETHICS

The Company has adopted its Code of Ethics and Conduct which is applicable to all of its directors, officers and employees. The Company has also adopted its “Code of Ethics -- Senior Financial Officers including the Chief Executive Officer”, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Corporate Controller and other senior financial officers. Each of these codes of ethics may be accessed and reviewed through its website: http://www.indevus.com. If the Company makes any substantive amendments to the code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Corporate Controller and other senior financial officers or grant any waiver, including any implicit waiver, from a provision of such code to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Corporate Controller, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s executive officers and directors and other persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of shares of common stock and other equity securities of the Company. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on the Company’s review of such forms furnished to the Company, the Company believes that all filing requirements applicable to the Company’s executive officers, directors and greater than 10% beneficial owners were complied with for fiscal 2006.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

As part of the review of the Company’s director compensation, the Compensation Committee periodically retains an independent compensation consultant to review whether our non-employee director compensation practices are competitive with those of other biotechnology, pharmaceutical, and comparable peer companies. Based on the consultant’s analyses and recommendations, the Compensation Committee can recommend and the Board can approve changes to the directors’ compensation in order to remain competitive with the Company’s peer companies. The last such consultant review occurred in August 2006, and certain modifications to the directors’ compensation were approved by the Compensation Committee and the Board at that time. The discussion below reflects the current compensation terms for the Company’s non-employee directors.

Cash Compensation

The Company has established an annual role-based compensation program with respect to the cash component of compensation for members of the Board of Directors. Pursuant to such program, non-employee directors of the Company receive the annualized fees listed below payable on a quarterly basis with respect to each position held. The Company does not compensate Directors who are also its employees for their service as Directors. Each non-employee director is also reimbursed for expenses actually incurred to attend meetings.

Role	Annual Cash Component ($)
Board Member	40,000
Presiding Director	20,000 (in addition to Board member component)
Audit Committee Member	10,000
Audit Committee Chair	7,500 (in addition to Committee member component)
Compensation Committee Member	7,500
Compensation Committee Chair	5,000 (in addition to Committee member component)
Nominating and Governance Committee Member	5,000
Nominating and Governance Committee Chair	5,000 (in addition to Committee member component)

In September 2004, the Board of Directors approved a program under the 2004 Equity Incentive Plan to allow directors to elect to receive, in lieu of the cash compensation payable to Board members and Committee Chairman, deferred stock units. In fiscal 2006 no such elections were made.

Options and Deferred Stock Units

Upon becoming a director, each new director of the Company is entitled to receive a one time initial grant of an option to purchase 50,000 shares of common stock exercisable at a price equal to the fair market value of the Company’s common stock as determined on the date of grant. Indevus made an initial option grant of 50,000 shares to Andrew Ferrara when he became a director in April 2006.

Subject to the discretion of the Compensation Committee, on the date following each annual meeting of the stockholders, each director of the Company (except Dr. Cooper) may also receive annual grants of a number of deferred stock units determined by the Committee at the time of grant based on current market conditions and the fair market value of the Company’s common stock.

EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and the five other executive officers of the Company whose annual compensation exceeded $100,000 for fiscal 2006 (collectively, the “named executive officers”) for services during the fiscal years ended September 30, 2006, 2005 and 2004.

Summary Compensation Table

Long-Term Compensation Awards
		Annual Compensation		Securities Underlying Options (#) (2)	Restricted Stock Awards ($) (3) (4)	All Other Compensation ($) (5)
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)
Glenn L. Cooper, M.D. Chief Executive Officer and Chairman	2006 2005 2004	477,000 477,000 450,000	168,858 131,509 270,000	— 75,000 150,000	457,284 — —	5,831 5,743 5,760

Noah D. Beerman (6) Executive Vice President, Chief Business Officer	2006 2005 2004	310,000 310,000 236,024	77,500 51,925 114,660	— 25,000 200,000	183,168 — —	1,826 1,654 1,421

Mark S. Butler Executive Vice President, Chief Administrative Officer and General Counsel, Assistant Secretary	2006 2005 2004	333,900 333,900 315,000	83,475 55,928 141,750	— 25,000 60,000	183,168 — —	8,944 7,718 7,808

Michael W. Rogers Executive Vice President, Chief Financial Officer and Treasurer	2006 2005 2004	333,900 333,900 315,000	83,475 55,928 141,750	— 25,000 60,000	183,168 — —	2,267 3,809 3,572

Bobby W. Sandage, Jr., Ph.D. Executive Vice President, Research and Development, Chief Scientific Officer	2006 2005 2004	333,900 333,900 315,000	83,475 55,928 189,000	— 25,000 60,000	183,168 — —	5,388 5,275 2,720

John H. Tucker (7) Executive Vice President, Chief Sales and Marketing Officer	2006 2005 2004	300,000 300,000 207,345	75,000 50,250 114,660	— 25,000 225,000	183,168 — —	3,063 2,872 1,135

(1)	Amounts in this column include compensation paid or accrued in the specified fiscal year. Portions may have been paid in a subsequent fiscal year.
(2)	Consists of stock options granted by the Company. Excludes certain options that were granted in a prior period to a named executive officer, the expiration dates of which were extended in February 2006. These extensions are discussed in further detail below in “Option Extension.” No stock options were awarded to named executive officers during fiscal 2006.
(3)	Amounts shown in this column consist of the value of the shares of common stock subject to restricted stock awards granted to named executive officers under the 2004 Equity Incentive Plan and were calculated based on the fair market value of shares of common stock on the date of the grant of the award as quoted by Nasdaq, multiplied by the number of shares subject to the restricted stock award. For fiscal 2006, the fair market value of the shares was $6.36, representing the closing price of the shares on March 7, 2006. These awards are discussed in further detail below in “Stock Awards.”
(4)	In addition to the Restricted Stock Awards discussed in footnote (3) above, each of the named executive officers was also granted performance stock awards under the 2004 Equity Incentive Plan during fiscal 2006. These awards are discussed in further detail below in “Stock Awards” and are excluded from this column as the amount and value of such awards is not yet determinable.
(5)	Amounts in this column include the following for fiscal 2006:
(a)	disability insurance premiums, paid on behalf of the named executive officers, in the following amounts: $1,803 for Dr. Cooper, $1,253 for Mr. Butler, $1,257 for Mr. Rogers, $1,255 for Dr. Sandage, $1,160 for Mr. Beerman, and $1,116 for Mr. Tucker.
(b)	group term life insurance premiums, paid on behalf of the named executive officers, in the following amounts: $1,503 for Dr. Cooper, $3,950 for Mr. Butler, $1,010 for Mr. Rogers, $1,547 for Dr. Sandage, $666 for Mr. Beerman, and $654 for Mr. Tucker.
(c)	term life insurance premiums paid to or on behalf of the named executive officers as follows: $2,525 for Dr. Cooper and $3,741 for Mr. Butler.
(d)	Payments made to or on behalf of the named executive officers pursuant to a Company medical examination program in the following amounts: $2,586 for Dr. Sandage and $1,293 for Mr. Tucker.
(6)	On September 14, 2004, Noah D. Beerman became Executive Vice President, Chief Business Officer and a named executive officer of the Company. Mr. Beerman had been employed as the Company’s Senior Vice President, Business Development prior to this and during fiscal 2004. Upon becoming an Executive Vice President, Mr. Beerman’s annual salary was increased to $310,000.
(7)	On September 14, 2004, John H. Tucker became Executive Vice President, Chief Marketing Officer and a named executive officer of the Company. Mr. Tucker had been employed as the Company’s Senior Vice President of Sales and Marketing prior to this and during fiscal 2004. Upon becoming an Executive Vice President, Mr. Tucker’s annual salary was increased to $300,000.

Option Grants In Last Fiscal Year

No stock options were awarded to named executive officers during fiscal 2006. The expiration date for certain options that were granted in prior periods were extended in February 2006. These extensions are discussed in further detail in below in “Option Extension.”

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

The following table sets forth certain information with respect to each exercise of stock options during fiscal 2006 by named executive officers and the number and value of unexercised options held by each of the named executive officers as of September 30, 2006:

Name	Number of Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End Exercisable/ Unexercisable ($) (1)
Glenn L. Cooper, M.D.	—	—	2,772,971 / 157,029	5,197,902 / 230,198
Noah D. Beerman	—	—	363,276 / 115,625	835,424 / 34,688
Mark S. Butler	—	—	1,171,282 / 52,718	1,689,795 / 68,835
Michael W. Rogers	—	—	1,372,282 / 52,718	2,691,152 / 68,835
Bobby W. Sandage, Jr., Ph.D.	3,000	8,925	1,386,782 / 52,718	2,274,742 / 68,835
John H. Tucker	—	—	272,396 / 123,438	121,654 / 36,016

(1)	Calculated by multiplying the number of unexercised in-the-money options outstanding at September 30, 2006 by the difference between the fair market value of the shares of common stock at September 30, 2006, $5.92, and the option exercise price, rounded to the nearest whole dollar.

Securities Authorized for Issuance under Equity Compensation Plans

Provided below is information required by Regulation S-K, Item 201(d) relative to the Company’s equity compensation plans and arrangements as of September 30, 2006:

	Outstanding Options and Warrants		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category	Number of securities to be issued upon exercise (a)	Weighted- average exercise price (b)
Equity compensation plans approved by security holders	11,781,378	$4.55	2,402,536
Equity compensation plans or arrangements not approved by security holders	—	$—	12,082	(1)

Total	11,781,378	$4.55	2,414,618

(1)	Reflects the number of shares of common stock issuable pursuant to the remaining number of Restricted Stock Awards issuable under our 1997 Equity Incentive Plan which are available for future issuance other than upon the exercise of an option, warrant or right.

Option Extension

In February 2006, the Compensation Committee considered issues relating to a number of in-the-money options held by Mr. Rogers that were scheduled to expire shortly, but were unable to be exercised and sold due to a number of factors, including corporate developments, black-out periods imposed on the executives and related factors. The Compensation Committee evaluated the impact on Mr. Rogers, the Company and its stockholders of an extension of the expiration date of such options. At such time, based on an assessment of these issues as well as previous discussions and analysis of option extensions, related accounting charges, provisions of the underlying stock option plan and the appropriate time period for any extension, the Compensation Committee recommended and the Board of Directors of the Company approved the extension of the expiration date of 375,000 options held by Mr. Rogers from February 23, 2006 to August 23, 2007. The SEC has considered the extension of the expiration date of an option to be the cancellation of the old option and the granting of a new option for reporting purposes.

Stock Awards

The Compensation Committee of the Board of Directors of Indevus met on several occasions during the last quarter of fiscal 2005 to evaluate and address executive compensation for fiscal 2006 in conjunction with analyses conducted by and recommendations of the independent compensation consulting firm retained by the Committee. At these meetings the Compensation Committee expressed its philosophy regarding long-term incentive compensation that a combination of restricted shares and performance shares be awarded to the Company’s executive officers. The Compensation Committee did not take action on granting any awards at these meetings as they determined there were insufficient shares available under the Company’s existing equity compensation plans, when also considering the desire to be able to award long-term incentive compensation to new employees. Upon stockholder approval of the increase to the shares available for issuance under the 2004 Equity Incentive Plan at the Annual Meeting of stockholders held in March 2006, the Committee then granted restricted stock awards and performance-based stock awards to the Company’s executive officers.

The number of shares of common stock subject to restricted stock awards granted in fiscal 2006 to the named executive officers were: 71,900 shares to Dr. Cooper and 28,800 shares each to Messrs. Beerman, Butler, Rogers, Tucker and Dr. Sandage. The awards are subject to transfer restrictions, forfeiture and acceleration and vest in equal annual installments such that the transfer restrictions are removed relating to the shares as follows: one third annually for three years commencing one year from the date of grant. The shares subject to the restricted stock awards may be sold immediately upon their vesting which is subject to automatic extension during a black-out period pursuant to the terms of the awards. Prior to vesting and satisfaction of any other required conditions, no dividends are payable with respect to the shares subject to the restricted stock awards.

In addition to the restricted stock awards, each named executive officer was granted the right to receive shares of common stock subject to (i) achievement of certain milestones related to the market price of Indevus’ common stock, and (ii) the recipient remaining employed by Indevus on March 7, 2009, the three year anniversary of the date of grant. The number of shares the recipient is entitled to receive, if any, at such time is dependent on the market price at which Indevus’ common stock trades for 20 consecutive business days at any time during the three year period prior to the vesting date. Depending on such prices as may be attained, Dr. Cooper could receive either (i) 70,100, (ii) 93,500, (iii) 116,900 or (iv) 0 shares, while Messrs. Beerman, Butler, Rogers, Tucker and Dr. Sandage could each receive either (i) 28,100, (ii) 37,500, (iii) 46,900, or (iv) 0 shares. Subject to certain acceleration events, if such market prices are not attained during such three year period, the recipient will not receive any shares under these awards.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND

CHANGE-IN-CONTROL ARRANGEMENTS

Glenn L. Cooper, M.D.

Effective October 1, 2002, the Company entered into an employment agreement (the “Cooper Agreement”) with Glenn L. Cooper, M.D. which superseded the Company’s prior employment agreement with Dr. Cooper. The Cooper Agreement provides for Dr. Cooper to continue to serve as Chief Executive Officer of the Company for a term of one year, subject to automatic one year renewal periods unless notice of termination is given by either the Company or Dr. Cooper within sixty (60) days prior to each anniversary date of the Cooper Agreement. The Cooper Agreement provides for an annual base salary currently equal to $503,235, subject to an annual review, plus bonuses pursuant to the Company’s CEO Bonus Plan and eligibility to receive grants of stock options pursuant to the Company’s stock option plans, as may be granted from time to time by the Compensation Committee of the Board of Directors. The Company provides Dr. Cooper with a $1,000,000 life insurance policy payable to the beneficiary of his choice.

The Cooper Agreement provides that Dr. Cooper may not, during the term of the Cooper Agreement and for one year from the date of termination of employment, engage in any business competitive with the Company or its research activities, unless such termination is by Dr. Cooper for “Just Cause,” as such term is defined in the Cooper Agreement. If Dr. Cooper is terminated by the Company for reasons other than “Just Cause” or pursuant to a “Change in Control,” as such terms are defined in the Cooper Agreement, he is entitled to receive his base salary plus average bonuses for a period of twelve (12) months from the termination date of the Cooper Agreement, either in a lump sum or installments, at the discretion of the Company.

Thomas F. Farb

The Company has entered into an employment agreement (the “Farb Agreement”) with Thomas F. Farb (the “President”). The Company’s agreement with Mr. Farb, effective October 16, 2006, provides for Mr. Farb to serve as the Company’s President and Chief Operating Officer. The Farb Agreement provides for a term of one year, subject to automatic one year renewal periods unless notice of termination is given by either the Company or the President within sixty (60) days prior to each anniversary date of the Farb Agreement. The Farb Agreement provides for an initial annual base salary subject to increase at the discretion of the Board of Directors and for eligibility to participate in the Company’s Senior Executive Bonus Plan, subject to certain restrictions. Under the Farb Agreement, the Company will also reimburse the President for the premiums for $1,000,000 additional term life insurance during the term of the President’s employment.

Pursuant to the Farb Agreement, in the event Mr. Farb terminates his respective employment with the Company for “Just Cause,” including a “Change of Control,” as such terms are defined in the Farb Agreement, or if the Farb Agreement is not renewed by the Company, the President is entitled to receive his base salary plus pro-rated average bonuses for a period of twelve (12) months following such termination. This amount may be paid either in a lump sum or installments, at the discretion of the Company, and is subject to set-off from other employment.

Pursuant to the Farb Agreement and upon his employment, Indevus granted Mr. Farb options to purchase 600,000 shares of Indevus’ common stock, 50,000 shares of restricted common stock of Indevus and a performance stock award, all pursuant to Indevus’ 2004 Equity Incentive Plan. The options vest 25% one year from the date of grant and 6.25% every quarter for the next three years thereafter. The Restricted Stock Awards fully vest in three equal annual installments in each of October 2007, 2008 and 2009. The Restricted Stock Awards are subject to transfer restrictions, forfeiture and acceleration provisions. The Performance Stock Awards vest on October 16, 2009 and the amount of such awards is determined in accordance with, and subject to, the achievement of certain milestones related to the market price of Indevus’ common stock, and vesting is dependent on the recipient remaining employed by Indevus on October 16, 2009. The number of shares the recipient is entitled to receive, if any, at such time is dependent on the market price at which Indevus’ common stock trades for 20 consecutive business days at any time during the three year period prior to such vesting date. With regards to the Performance Stock Awards, depending on such prices as may be attained, Mr. Farb could in the aggregate receive either (i) 45,000, (ii) 60,000, (iii) 75,000, or (iv) no shares.

Mark S. Butler, Michael W. Rogers, Bobby W. Sandage, Jr., Ph.D., Noah Beerman and John H. Tucker

The Company has entered into employment agreements (the “Agreements”) with Mark S. Butler, Michael W. Rogers, Bobby W. Sandage, Jr., Ph.D., Noah D. Beerman and John H. Tucker (individually an “Executive Vice President” and collectively the “Executive Vice Presidents”). The Company’s agreement with Mr. Butler, effective March 15, 1999, provides for Mr. Butler to continue to serve as the Company’s Executive Vice President, Chief Administrative Officer and General Counsel. The Company’s agreement with Mr. Rogers, effective February 23, 1999, provides for Mr. Rogers to serve as the Company’s Executive Vice President and Chief Financial Officer. The Company’s agreement with Dr. Sandage, effective March 15, 1999, provides for Dr. Sandage to continue to serve as the Company’s Executive Vice President, Research and Development and Chief Scientific Officer. The Company’s agreements with Mr. Beerman and Mr. Tucker, each effective March 31, 2006, respectively provide for Mr. Beerman to continue to serve as the Company’s Executive Vice President, Chief Business Officer and for Mr. Tucker to continue to serve as the Company’s Executive Vice President, Chief Sales and Marketing Officer. These agreements replace the prior letter agreement dated March 7, 2002 related to Mr. Tucker’s employment and the prior letter agreement dated July 24, 2000 related to Mr. Beerman’s employment.

Each of the Agreements provide for a term of one year, subject to automatic one year renewal periods unless notice of termination is given by either the Company or the respective Executive Vice President within sixty (60) days prior to each anniversary date of the respective agreement. The Agreements provided for an initial annual base salary subject to increase at the discretion of the Board of Directors and for eligibility to participate in the Company’s Senior Executive Bonus Plan, subject to certain restrictions. Under the Agreements, the Company will also reimburse the Executive Vice Presidents for the premiums for $1,000,000 additional term life insurance during the term of each of the Executive Vice President’s employment.

Pursuant to the Agreements, in the event Mr. Butler, Mr. Rogers, Dr. Sandage, Mr. Beerman and Mr. Tucker terminates his respective employment with the Company for “Just Cause,” including a “Change of Control,” as such terms are defined in the respective Agreements, or if an Agreement is not renewed by the Company, the respective Executive Vice President is entitled to receive his base salary plus pro-rated average bonuses for a period of twelve (12) months following such termination. This amount may be paid either in a lump sum or installments, at the discretion of the Company, and is subject to set-off from other employment.

In the event of certain transactions, including those which may result in a Change in Control, as defined under the Company’s 1989 Stock Option Plan, 1994 Long-Term Incentive Plan, as amended (the “1994 Plan”), the 1997 Equity Incentive Plan, the 1998 Employee Stock Option Plan, the 2000 Employee Stock Option Plan, and the 2004 Plan, unvested installments of options to purchase shares of common stock or restricted stock awards held by executive officers of the Company may be subject to accelerated vesting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2006, the members of the Compensation Committee were: Harry J. Gray (a former director who was a committee member until March 7, 2006), Mr. Hanson (from March 7, 2006), Dr. Morville and Mr. Sharrock. In fiscal 2006, none of the members of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of Indevus’ common stock and preferred stock as of January 12, 2007 for the following:

•	each of Indevus’ named executive officers;

•	each of Indevus’ directors;

•	all of Indevus’ directors and executive officers as a group; and

•	all persons known by Indevus to beneficially own more than 5% of Indevus’ common stock or preferred stock.

Applicable percentage ownership is based on 56,135,628 shares of common stock outstanding as of January 12, 2007, together with applicable options for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after January 12, 2007, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person. For information relating to beneficial owners of greater than 5% of Indevus’ common stock who are not insiders, Indevus relies upon the reports filed by such persons or entities on Schedule 13G and Form 4. Unless otherwise noted, the address for each stockholder is 33 Hayden Avenue, Lexington, MA 02421-7966.

Beneficial Holder	Amount and Nature of Beneficial Ownership (1)		Percent of Outstanding Class of Stock Owned (20)
			Common
Glenn L. Cooper, M.D.	3,103,934	(2)	5.3%
Thomas F. Farb	50,000	(3)	*
Noah D. Beerman	410,001	(4)	*
Mark S. Butler	1,225,597	(5)	2.1%
Michael W. Rogers	1,544,440	(6)	2.7%
Bobby W. Sandage, Jr., Ph.D.	1,469,006	(7)	2.6%
John H. Tucker	326,970	(8)	*
Andrew Ferrara	—		*
Michael E. Hanson	36,251	(9)	*
Stephen C. McCluski	56,251	(10)	*
Cheryl P. Morley	56,251	(11)	*
Malcolm Morville, Ph.D.	151,439	(12)	*
David B. Sharrock	221,002	(13)	*
All directors and executive officers as a group (13 persons)	8,651,142	(14)	13.5%

Balyasny Asset Management L.P. Dmitry Balyasny 181 West Madison, Suite 3600 Chicago, IL 60602	2,944,670	(15)	5.2%

Joseph Edelman c/o First New York Securities, LLC 850 Third Avenue, 8th Floor New York, NY 10022	6,286,706	(16)	10.3%

OrbiMed Advisors LLC, OrbiMed Capital LLC, Samuel D. Isaly 767 Third Avenue, 30th Floor New York, New York 10017	4,125,000	(17)	7.3%

Quogue Capital LLC and Wayne P. Rothbaum 1285 Avenue of the Americas 35th Floor New York, New York 10019	3,237,125	(18)	5.6%
			Preferred
Wyeth Five Giralda Farms Madison, New Jersey 07940	244,425	(19)	100%

*	Less than one percent.
(1)	Beneficial ownership is defined in accordance with the rules of the SEC and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. Share amounts include options which are exercisable within sixty (60) days.
(2)	Includes (i) 266,900 shares, 71,900 of which are shares of restricted stock subject to vesting, transfer restrictions, forfeiture and acceleration, and (ii) 2,837,034 shares issuable upon exercise of options exercisable within 60 days, but excludes 97,500 shares issuable upon exercise of options held by Dr. Cooper’s spouse, an employee of the Company, as to all of which shares Dr. Cooper disclaims beneficial ownership.
(3)	Includes 50,000 shares, all of which are shares of restricted stock subject to vesting, transfer restrictions, forfeiture and acceleration.
(4)	Includes (i) 31,099 shares, 28,800 of which are shares of restricted stock subject to vesting, transfer restrictions, forfeiture and acceleration, and (ii) 378,902 Shares issuable upon exercise of options exercisable within 60 days.
(5)	Includes (i) 30,329 shares, 28,800 of which are shares of restricted stock subject to vesting, transfer restrictions, forfeiture and acceleration, (ii) 2,945 shares owned by Mr. Butler’s children, and (iii) 1,192,323 shares issuable upon exercise of options exercisable within 60 days.

(6)	Includes (i) 151,117 shares, 28,800 of which are shares of restricted stock subject to vesting, transfer restrictions, forfeiture and acceleration, and (ii) 1,393,323 shares issuable upon exercise of options exercisable within 60 days.
(7)	Includes (i) 61,183 shares, 28,800 of which are shares of restricted stock subject to vesting, transfer restrictions, forfeiture and acceleration, and (ii) 1,407,823 shares issuable upon exercise of options exercisable within 60 days.
(8)	Includes (i) 35,823 shares, 28,800 of which are shares of restricted stock subject to vesting, transfer restrictions, forfeiture and acceleration, and (ii) 291,147 shares issuable upon exercise of options exercisable within 60 days.
(9)	Consists of 36,251 shares issuable upon exercise of options exercisable within 60 days.
(10)	Consists of 56,251 shares issuable upon exercise of options exercisable within 60 days.
(11)	Consists of 56,251 shares issuable upon exercise of options exercisable within 60 days.
(12)	Includes (i) 22,000 shares and (ii) 129,439 shares issuable upon exercise of options exercisable within 60 days.
(13)	Includes (i) 5,000 shares and (ii) 216,002 shares issuable upon exercise of options exercisable within 60 days.
(14)	Includes (i) 656,396 shares, 265,900 of which are shares of restricted stock subject to transfer restrictions, forfeiture and acceleration, and (ii) 7,994,746 shares issuable upon options exercisable within 60 days.
(15)	Based on information filed with the SEC, comprised of (i) by virtue of its position as investment advisor to each of Atlas Global, LLC (“AG”), Atlas Global Investments, Ltd. (“AG II”), and Atlas Global Investments II, Ltd. (“AG III”) , and its role as sole managing member of AG, Balyasny Asset Management L.P. (“BAM”), may be deemed to beneficially own the 222,647 shares beneficially owned by AG, AGII and AGIII, (ii) by virtue of its position as investment subadvisor to each of Visium Balanced Fund, LP (“VBF”), Visium Long Bias Fund, LP (“VLBF”), Visium Balanced Fund Offshore, Ltd. (“VBFO”) and Visium Long Bias Fund Offshore, Ltd. (“VLBFO”) , BAM may be deemed to beneficially own the 2,709,449 shares beneficially owned by VBF, VLBF, VBFO and VLBFO, (iii) by virtue of Dmitry Balyasny’s affiliation with BAM, BAM may be deemed to beneficially own 12,574 shares beneficially owned by Dmitry Balyasny, and (iv) by virtue of his position as the sole managing member of the general partner of BAM, Mr. Balyasny may be deemed to beneficially own the 2,944,670 shares beneficially owned by BAM, including the 12,574 Shares owned Mr. Balyasny.
(16)	Based on information filed with the SEC, comprised of (i) 6.25% Convertible Senior Notes due 2008 (the “Notes”) convertible into 300,480 shares held by Mr. Edelman, (ii) 1,380,650 shares and Notes convertible into 4,549,276 shares held by Perceptive Life Sciences Master Fund Ltd. (“Master Fund”), a Cayman Islands company of which the investment manager is Perceptive Advisors LLC, a Delaware limited liability company of which Mr. Edelman is the managing member, and (iii) 56,300 shares held in an account of First New York Trading, LLC, of which Mr. Edelman has sole voting and dispositive power.
(17)	Based on information filed with the SEC, comprised of (i) 1,447,500 shares held by OrbiMed Advisors LLC, and (ii) 2,677,500 held by OrbiMed Capital LLC, and holders are holding the securities on behalf of other persons who have the right to receive or the power to direct the receipt of dividends from, or proceeds from sale of, such securities, as follows: (i) OrbiMed Advisors LLC and OrbiMed Capital LLC hold shares on behalf of Caduceus Capital Master Fund Limited (1,770,000 shares), Caduceus Capital II, L.P. (970,000 shares), UBS Eucalyptus Fund, LLC (337,500 shares), PW Eucalyptus Fund, Ltd. (140,000 shares), HFR SHC Aggressive Master Trust (240,000 shares), and Finsbury Emerging Biotechnology Trust plc (667,500 shares).
(18)	Based on information filed with the SEC, Quogue Capital LLC owns an aggregate of 3,237,125 shares, comprised of (i) 1,284,000 shares and (ii) 1,953,125 shares issuable upon conversion of $13,000,000 in principal amount of the Notes. Wayne P. Rothbaum is the managing member of Quogue Capital LLC and so may be deemed to beneficially own such shares of common stock and according to the SEC filing, Mr. Rothbaum disclaims such beneficial ownership.
(19)	Represents shares of preferred stock, which constitute all of the outstanding shares of preferred stock, and which are convertible into 622,222 shares of common stock having the right to cast 568,850 votes on a converted basis on all matters other than the election of directors.
(20)	All beneficial owners own shares, with the exception of Wyeth which owns 244,425 preferred shares (convertible into 622,222 shares of common stock). The percent of class in this column is calculated as follows:

(a)	for beneficial owners of shares of common stock, on the basis of 56,135,628 shares outstanding plus options exercisable within 60 days and shares to be issued upon conversion of the Notes, excluding 622,222 shares of common stock issuable upon conversion of the preferred shares, representing the number of shares outstanding and entitled to vote for the election of directors of the Company.
(b)	for beneficial owners of Preferred Shares, the percent of class is calculated on the basis of 244,425 preferred shares outstanding.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANT

PricewaterhouseCoopers LLP was the Company’s independent registered public accounting firm for fiscal 2006 and has no direct or indirect financial interest in the Company. A representative of PricewaterhouseCoopers LLP is expected to be present at the annual meeting of Stockholders with the opportunity to make a statement if he or she desires to do so, and shall be available to respond to appropriate questions.

INDEPENDENT PUBLIC ACCOUNTANTS’ FEES

During the last two fiscal years, PricewaterhouseCoopers LLP billed the Company the following fees for its services:

	Fiscal year ended September 30, 2005	Fiscal year ended September 30, 2006
Audit Fees (a)	$415,000	$490,000
Audit-Related Fees (b)	23,000	95,000
Tax Fees (c)	233,000	144,000
All Other Fees (d)	—	20,000

Total	$671,000	$749,000

(a)	Includes fees for professional services provided in connection with the annual audit of the Company’s financial statements, audits of internal controls over financial reporting (Sarbanes-Oxley Section 404), quarterly reviews of the Company’s financial statements, consents required to complete the year-end audits of the financial statements and SEC filings.
(b)	Includes fees for accounting consultations, SEC filings associated with equity offerings and related comfort letter work.
(c)	Includes fees for tax consulting, compliance, planning and advice.
(d)	Includes fees for accounting and SEC reference materials and preparation of Form 5500 filings.

The Audit Committee of the Board of Directors of the Company has considered whether the provision of the above services other than audit services by of PricewaterhouseCoopers LLP is compatible with maintaining such public accounting firm’s independence and the Audit Committee has satisfied itself as to the public accounting firm’s independence.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND

PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consistent with policies of the SEC regarding auditor independence and the Audit Committee charter, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided or proposed to be taken by the independent registered public accounting firm, except where such services are determined to be de minimis. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent registered public accounting firm, the Audit Committee considers whether such services are consistent with the public accounting firm’s independence; whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with the Company; and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.

All of the audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP in fiscal 2006 (described in the footnotes to the table above) and related fees were approved in advance by the Audit Committee.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

A) Documents filed as a part of this report:

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

10.163	-Copromotion and Marketing Services Agreement by and between the Registrant and Valera Pharmaceuticals, Inc. dated December 11, 2006 (1) (2)

23	-Consent of PricewaterhouseCoopers LLP (1)

31.1

-Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2

-Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer (1)

32.2	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer (1)

(1)	Filed with this report.
(2)	Confidential Treatment requested for a portion of this Exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 26th day of January 2007.

INDEVUS PHARMACEUTICALS, INC.

By:	/s/ Glenn L. Cooper, M.D.
Glenn L. Cooper, M.D.
Chief Executive Officer and Chairman

EXHIBIT INDEX

10.163	-Copromotion and Marketing Services Agreement by and between the Registrant and Valera Pharmaceuticals, Inc. dated December 11, 2006 (1) (2)

23	-Consent of PricewaterhouseCoopers LLC (1)

31.1

-Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2

-Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer (1)

32.2	-Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer (1)

(1)	Filed with this report.
(2)	Confidential Treatment requested for a portion of this Exhibit.