Form 10-Q
period 2007-06-30
INDEVUS PHARMACEUTICALS INC
filed 2007-08-09
CIK 854222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

Class:	Outstanding at August 6, 2007
Common Stock $.001 par value	76,192,485 shares

INDEVUS PHARMACEUTICALS, INC.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands except share data)

	June 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$42,077	$70,169
Marketable securities	—	5,956
Accounts receivable, net	7,780	2,851
Inventories, net	9,073	1,628
Prepaid and other current assets	3,321	2,598

Total current assets	62,251	83,202
Property and equipment, net	9,290	880
Insurance claim receivable	1,258	1,258
Prepaid debt issuance costs, net	710	1,183
Inventories, net	1,075	3,293
Goodwill	48,687	—
Intangible assets, net	29,686	—
Other assets	3,403	2,491

Total assets	$156,360	$92,307

LIABILITIES
Current liabilities:
Accounts payable	$5,033	$2,917
Accrued expenses	22,241	11,026
Accrued interest	2,075	950
Contingent stock liability	3,580	—
Deferred revenue	15,214	13,433

Total current liabilities	48,143	28,326
Convertible notes	72,000	72,000
Deferred revenue	110,524	114,041
Other	858	2,270

STOCKHOLDERS’ DEFICIT

Convertible Preferred Stock, $.001 par value, 5,000,000 shares authorized:
Series B, 239,425 shares issued and outstanding (liquidation preference at June 30, 2007 of $3,008)	3,000	3,000
Series C, 5,000 shares issued and outstanding (liquidation preference at June 30, 2007 of $501)	500	500
Common Stock, $.001 par value, 200,000,000 shares authorized; 75,778,611 and 56,040,456 shares issued and outstanding at June 30, 2007 and September 30, 2006, respectively	76	56

Additional paid-in capital	489,007	344,789
Accumulated deficit	(567,748)	(472,675)

Total stockholders’ deficit	(75,165)	(124,330)

Total liabilities and stockholders’ deficit	$156,360	$92,307

The accompanying notes are an integral part of these unaudited financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2007 and 2006

(Unaudited)

(Amounts in thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Revenues:
Product revenue	$6,406	$6,294	$15,118	$17,166
Contract and license fees	5,819	5,585	21,482	18,110

Total revenues	12,225	11,879	36,600	35,276

Costs and expenses:
Cost of product revenues, excluding amortization of acquired intangible assets	3,483	4,686	9,033	12,336
Research and development	10,303	11,129	29,494	30,883
Marketing, general and administrative	19,755	8,908	41,445	26,725
Acquired in-process research and development	50,000	—	50,000	—
Amortization of acquired intangible assets	414	—	414	—

Total costs and expenses	83,955	24,723	130,386	69,944

Loss from operations	(71,730)	(12,844)	(93,786)	(34,668)
Investment income	688	760	2,591	2,448
Interest expense	(1,293)	(1,293)	(3,878)	(3,878)
Minority interest	—	—	—	(435)

Net loss	$(72,335)	$(13,377)	$(95,073)	$(36,533)

Net loss per common share, basic and diluted	$(1.02)	$(0.28)	$(1.56)	$(0.77)

Weighted average common shares outstanding:
Basic and diluted	70,922	47,614	60,897	47,353

The accompanying notes are an integral part of these unaudited financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2007 and 2006

(Unaudited)

(Amounts in thousands)

	For the nine months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(95,073)	$(36,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	915	364
Amortization of convertible note issuance costs	508	495
Minority interest in net income of consolidated subsidiary	—	435
Acquired in-process research and development	50,000	—
Inventory impairment	1,100	—
Noncash consideration	—	(266)
Noncash stock-based compensation	5,913	3,461
Noncash exchange of asset	1,100	—
Changes in assets and liabilities, net of assets and liabilities acquired in connection with acquisition
Accounts receivable	(2,239)	(2,980)
Inventories	106	(9,930)
Prepaid and other assets	(759)	(2,206)
Accounts payable	(788)	6,131
Deferred revenue	(1,836)	(11,497)
Accrued expenses and other liabilities	3,310	3,458

Net cash used in operating activities	(37,743)	(49,068)

Cash flows from investing activities:
Purchases of property and equipment	(477)	(137)
Proceeds from maturities and sales of marketable securities	5,956	7,122
Cash acquired, net of business acquisition costs	3,130	—

Net cash provided by investing activities	8,609	6,985

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,042	1,310

Net cash provided by financing activities	1,042	1,310

Net change in cash and cash equivalents	(28,092)	(40,773)
Cash and cash equivalents at beginning of period	70,169	85,098

Cash and cash equivalents at end of period	$42,077	$44,325

Supplemental disclosures of cash flow information and non cash transactions:
Issuance of common stock related to acquisition (see Note C)	$137,275	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the nine months ended June 30, 2007

(Unaudited)

(Amounts in thousands except share data)

	Common Stock		Preferred Stock		Additional Paid-in Capital
	Number of Shares	Par Value Amount	Number of Shares	Amount
Balance at September 30, 2006	56,040,456	$56	244,425	$3,500	$344,789

Issuance of common stock for acquisition of business	19,455,714	20			137,255
Proceeds from exercise of stock options	153,416				648
Proceeds from offering of Employee Stock Purchase Plan	74,247				394
Dividends on preferred stock					(26)
Stock-based compensation and other	54,778				5,947
Comprehensive loss:
Net loss
Unrealized gain on marketable and equity securities
Total comprehensive loss

Balance at June 30, 2007	75,778,611	$76	244,425	$3,500	$489,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT – (Continued)

For the nine months ended June 30, 2007

(Unaudited)

(Amounts in thousands except share data)

	Accumulated Deficit	Total Equity	Comprehensive Income (Loss)
Balance at September 30, 2006	$(472,675)	$(124,330)

Issuance of common stock for acquisition of business		137,275
Proceeds from exercise of stock options		648
Proceeds from offering of Employee Stock Purchase Plan		394
Dividends on preferred stock		(26)
Stock-based compensation and other		5,947
Comprehensive loss:
Net loss	(95,073)	(95,073)	(95,073)
Unrealized gain on marketable and equity securities		—	—

Total comprehensive loss			$(95,073)

Balance at June 30, 2007	$(567,748)	$(75,165)

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

Indevus Pharmaceuticals, Inc. is a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. The Company’s approved products include SANCTURA® XR and SANCTURA® for overactive bladder, VANTAS® for advanced prostate cancer, SUPPRELIN® LA, which was recently approved for central precocious puberty and DELATESTRYL® (testosterone enanthate) for the treatment of male hypogonadism. Indevus currently markets its products through an approximately 100-person specialty sales force. The Indevus development pipeline contains multiple compounds within the Company’s core therapeutic areas in addition to several partnered or partnerable programs. The most advanced compounds in development include VALSTAR® for bladder cancer, NEBIDO® for male hypogonadism, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted pathogens, and pagoclone for stuttering. The Company currently co-promotes SANCTURA with its partner Esprit Pharma, Inc. (“Esprit”).

On April 18, 2007, the Company acquired Valera Pharmaceuticals, Inc., a specialty pharmaceutical company focused on the development and commercialization of urology and endocrinology products (see Note C). The acquisition of Valera was accounted for under the purchase method of accounting and the results of operations of Valera have been included in the consolidated results of the Company from the acquisition date.

On August 3, 2007, the FDA approved SANCTURA XR for sale within the United States. Pursuant to its agreement with Esprit, the Company is due a milestone payment expected to be in excess of $35,000,000 within five business days after the FDA approval date.

B. Accounting Policies

Revenue Recognition: Product revenue consists primarily of revenues from sales of products, commissions and royalties and reimbursements for royalties owed by the Company to Madaus GmbH (“Madaus”) for SANCTURA. Product revenue also includes revenue earned from shipments of VANTAS subsequent to the Company’s acquisition of Valera effective April 18, 2007, and DELATESTRYL, acquired in January 2006 from Savient Pharmaceuticals, Inc. Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize the Company’s licensed technologies and are generally reported to the Company in a royalty report on a specified periodic basis. Royalty revenue is recognized in the period in which the sales of the product or technology occurred on which the royalties are based. If the royalty report for such period is received subsequent to the time when the Company is required to report its results on Form 10-Q or Form 10-K and the amount of the royalties earned is not estimable, royalty revenue is not recognized until a subsequent accounting period when the royalty report is received and when the amount of and basis for such royalty payments are reported to the Company in accurate and appropriate form and in accordance with the related license agreement.

The Company records sales of product as product revenue upon the later of shipment or as title passes to its customer, net of reserves for returns and allowances. For new products where the reimbursement rate for each sale of the product has not yet been established by insurers and the Company does not have the ability to reliably estimate returns, revenue is deferred until the Company is reasonably assured the product will not be returned and the reimbursement rate is known.

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

Cash, Cash Equivalents and Marketable Securities: The Company invests available cash primarily in short-term bank deposits, money market funds, repurchase agreements, domestic and foreign commercial paper and government securities. Cash and cash equivalents include investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date and not considered available to fund current operations. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. At June 30, 2007 and September 30, 2006, all investments held were classified as “available-for-sale.” Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss until realized. The fair value of these securities is based on quoted market prices.

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

C. Valera Acquisition

On April 18, 2007, the Company completed the acquisition of Valera Pharmaceuticals, Inc. (“Valera”), a specialty-pharmaceutical company focused on the development and commercialization of urology and endocrinology products and marketing VANTAS for advanced prostate cancer. The Company acquired 100% of the outstanding stock of Valera in a tax-free stock-for-stock merger valued at approximately $128,787,000 plus contingent stock rights (“CSRs”) related to three of Valera’s product candidates in development at the time of the acquisition. The CSRs convert to $1.00, $1.00 and $1.50, respectively, worth of Indevus common stock upon the FDA approval to market SUPPRELIN LA (treatment for central precocious puberty), a biodegradable stent and an octreotide implant (treatment for acromegaly), respectively. At the date of acquisition, each share of Valera common stock was exchanged for 1.1337 shares of Indevus common stock. As a result, 17,693,000 shares of Indevus common stock were issued.

Valera common stockholders received three CSRs for each share of Valera common stock and the option holders who consented to the proposed treatment of such options received three unfunded and unsecured promises to receive shares of Indevus common stock (“CSR Equivalents”). The CSRs and CSR Equivalents related to SUPPRELIN LA became payable on May 3, 2007, upon announcement of the regulatory approval of SUPPRELIN LA, and 2,251,000 shares of Indevus common stock became issuable. The additional purchase price related to achievement of this milestone was $16,522,000 and was recorded as an increase to goodwill. The remaining CSRs and CSR Equivalents will become payable in shares of Indevus common stock only if the applicable milestones for the biodegradable ureteral stent and octreotide implant are achieved within five years of the closing of the merger. If both remaining CSR milestones are achieved, the Company will issue common stock totaling approximately $40,600,000 in value, which will have the effect of increasing recorded goodwill by an equivalent amount.

The aggregate purchase price consisted of approximately $137,275,000 of the Company’s common stock, $4,454,000 of transaction costs consisting primarily of fees paid for financial advisory, legal, valuation and accounting services, and $3,580,000 of contingent stock rights liability to those Valera stockholders and option holders who had not converted their SUPPRELIN LA CSRs and CSR Equivalents, respectively, as of June 30, 2007.

The acquisition of Valera was accounted for under the purchase method of accounting and the results of operations of Valera have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price exceeded the amounts allocated to the tangible and intangible assets acquired and liabilities assumed by $48,687,000, which was classified as goodwill. The goodwill is not deductible for tax purposes.

The following table presents the allocation of the purchase price for the acquisition of Valera, including the value of the SUPPRELIN CSRs and CSR Equivalents:

Current assets	$18,084,000
Property and equipment	8,434,000
Intangible assets:
Developed technology	30,100,000
Acquired in-process research and development	50,000,000

Total intangible assets	80,100,000
Goodwill	48,687,000
Other assets	1,227,000
Accrued expenses and other current liabilities	(10,396,000)
Long-term liabilities	(827,000)

Total consideration paid	$145,309,000

Of the $80,100,000 of acquired intangible assets, $50,000,000 was allocated to in-process research and development (“IPR&D”) and was reflected as expense in the three and nine month periods ended June 30, 2007 because the products to which it relates had not received regulatory approval prior to the acquisition date. The value assigned to IPR&D relates to the following products: SUPPRELIN LA, $24,000,000, octreotide implant, $14,000,000 and a ureteral stent, $12,000,000. The Company believes that this charge represents a reasonable estimate of the future benefits attributed to the purchased IPR&D. The value assigned to IPR&D was composed of the projected value of three products in Valera’s development pipeline that had not yet achieved regulatory approval: SUPPRELIN LA, ureteral stent and octreotide. The valuation was determined using an income approach. Cash flows were projected through a date commensurate with management’s expectation of patent protection. The discounted cash flow method was applied to the projected cash flows, adjusted for the probability of success using a discount rate of approximately 22%. The discount rate takes into consideration the uncertainty surrounding successful development and commercialization of the IPR&D. Given the risks inherent in the clinical development and regulatory approval process, it is possible that no commercial product will ever result from these product candidates.

The following represents the pro forma results of the ongoing operations for Indevus and Valera as though the acquisition of Valera had occurred at the beginning of each of the three and nine months ended June 30, 2007 and June 30, 2006. As a result, the pro forma financial information for each of the three and nine months ended June 30, 2006 includes non-recurring adjustments of $50,000,000 for IPR&D expense and $1,227,000 for stock compensation expense for the acceleration of vesting of Valera stock options. The pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	June 30 2007	June 30 2006	June 30 2007	June 30 2006
Revenue	$12,894,000	$18,099,000	$43,708,000	$52,201,000
Net loss	$(79,795,000)	$(68,628,000)	$(114,470,000)	$(96,957,000)
Net loss per common share (basic and diluted)	$(1.05)	$(1.02)	$(1.52)	$(1.45)

In December 2006, the Company entered into a co-promotion and marketing services agreement with Valera pursuant to which the Company’s sales force and Valera co-promoted VANTAS in the United States. This agreement terminated concurrent with the Company’s acquisition of Valera effective April 18, 2007. The Company recorded approximately $94,000 and $536,000 of revenue pursuant to the agreement for the three and nine months ended June 30, 2007.

D. Liquidity

The Company believes its current and expected cash resources are sufficient to fund its operations through December 2007. In addition, the Company is due a milestone payment expected to be in excess of $35,000,000 from Esprit, its SANCTURA marketing partner, upon FDA approval of SANCTURA XR, which occurred on August 3, 2007. If such payment from Esprit is received, the Company believes it will have sufficient capital to fund planned operations of the Company through March 2008. If the Company does not receive the payment from Esprit, it would need to obtain additional funding prior to December 2007 through corporate collaborations, strategic combinations or public or private equity or debt financing or a combination of such alternatives, although such additional funding can not be assured. The failure to receive such payments or raise such funds would result in the need to significantly curtail the Company’s marketing activities and delay development efforts, which would have a material adverse effect on the Company.

E. Goodwill and Intangible Assets

The carrying amount of goodwill is $48,687,000 at June 30, 2007 and was recorded in connection with the Company’s acquisition of Valera on April 18, 2007 and the subsequent conversion of CSRs and CSR Equivalents issued to the former shareholders of Valera relating to FDA approval of SUPPRELIN LA on May 3, 2007.

The Company’s intangible assets in the consolidated balance sheet at June 30, 2007 are detailed in the table below. The Company did not have any intangible assets at September 30, 2006.

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Straight Line Amortization Period
VANTAS	$17,100,000	$255,000	$16,845,000	14 years
Hydron Implant Technology	13,000,000	159,000	12,841,000	17 years

	$30,100,000	$414,000	$29,686,000

Amortization expense for intangible assets acquired as a result of the Company’s acquisition of Valera totaled $414,000 during the three and nine months ended June 30, 2007. The Company did not have any intangible assets and therefore did not record amortization expense for intangible assets during the three and nine months ended June 30, 2006. The annual amortization expense for each of the next five years for the acquired intangible assets is expected to be approximately $2,000,000.

F. Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. The Company expenses costs related to inventory until such time as it receives approval from the FDA to market a product, at which time the Company commences capitalization of costs relating to that product.

The components of inventory are as follows:

	June 30, 2007	September 30, 2006
Raw materials	$2,010,000	$—
Work in process	4,699,000	—
Finished goods	3,439,000	4,921,000

	$10,148,000	$4,921,000

All of the Company’s inventories at the balance sheet date relate to its commercially approved products: SANCTURA, VANTAS and DELATESTRYL. Pursuant to the Company’s acquisition of DELATESTRYL in 2006, the Company assumed a commitment to purchase approximately $1.1 million of additional DELATESTRYL from a third-party supplier. As of September 30, 2006, the Company believed that the supplier had defaulted on its obligation under the purchase commitment to deliver DELATESTRYL and concluded that the Company was no longer obliged by its assumed commitment, which the supplier disputed. The Company subsequently determined that it will be cost beneficial to settle the dispute with the supplier and as a result of negotiations has estimated that it will purchase an additional quantity of DELATESTRYL at a cost of approximately $750,000. The expected addition of new inventory with a shelf life exceeding the shelf life of inventory on hand caused the Company to reassess its selling strategy for the inventory on hand. As a result, in the nine month period ended June 30, 2007, the Company established a reserve of $1.1 million of the on-hand DELATESTRYL inventory that it believes is in excess of what can be sold before reaching a shelf life limitation and recorded the charge to cost of revenues. The Company has classified $1,075,000 of DELATESTRYL inventory, net of the reserve, as noncurrent as of June 30, 2007.

G. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Useful Lives	June 30, 2007	September 30, 2006
Machinery and equipment	5 years	$1,500,000	$118,000
Furniture and fixtures	5 -7 years	1,070,000	981,000
Office equipment	5 years	342,000	229,000
Computer equipment	2 - 3 years	1,155,000	740,000
Leasehold improvements	5 -10 years	6,192,000	384,000
Construction in process		743,000	—

		11,002,000	2,452,000
Less: accumulated depreciation and amortization		(1,712,000)	(1,572,000)

Property, plant and equipment, net		$9,290,000	$880,000

Depreciation and amortization expense for property, plant and equipment (“PP&E”) for the three and nine month periods ended June 30, 2007 was approximately $372,000 and $502,000, respectively. Depreciation and amortization expense for PP&E for the three and nine month periods ended June 30, 2006 was approximately $103,000 and $363,000, respectively. Approximately $8.3 million of the $9.3 million of net PP&E as of June 30, 2007 relates to the fair value of PP&E acquired as part of the Valera acquisition on April 18, 2007 (see Note C).

H. Basic and Diluted Loss per Common Share

During the three month period ended June 30, 2007, securities not included in the computation of diluted earnings per share were as follows: (i) the Convertible Notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 because the effect of their conversion would be antidilutive; (ii) options to purchase 560,000 shares of Common Stock at prices ranging from $7.21 to $8.72 with expiration dates ranging up to June 5, 2017 because their exercise price exceeded the average market price during the period; and (iii) contingent stock rights of 487,707 at a price of $7.34 because the effect of their conversion would be antidilutive . Additionally, during the three month period ended June 30, 2007, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 12,562,000 shares of Common Stock at prices ranging from $1.22 to $7.14 with expiration dates ranging up to April 23, 2017; (ii) Series B and C Preferred Stock convertible into 622,222 shares of Common Stock; (iii) unvested restricted stock with service-based vesting criteria of 265,900 shares and unvested restricted stock awards with service and market-based vesting criteria of 255,750 to 426,250 contingently issuable shares; and (iv) unvested deferred stock units with service vesting criteria of 48,000 shares of common stock.

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

During the nine month period ended June 30, 2007, securities not included in the computation of diluted earnings per share were as follows: (i) the Convertible Notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 because the effect of their conversion would be antidilutive ; (ii) options to purchase 958,000 shares of Common Stock at prices ranging from $6.98 to $8.72 with expiration dates ranging up to June 5, 2017 because their exercise price exceeded the average market price during the period; and (iii) contingent stock rights of 487,707 at a price of $7.34 because the effect of their conversion would be antidilutive. Additionally, during the nine month period ended June 30, 2007, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 11,604,000 shares of Common Stock at prices ranging from $1.22 to $6.93 with expiration dates ranging up to March 19, 2017; (ii) Series B and C Preferred Stock convertible into 622,222 shares of Common Stock; (iii) unvested restricted stock with service-based vesting criteria of 265,900 shares and unvested restricted stock awards with service and market-based vesting criteria of 255,750 to 426,250 contingently issuable shares; and (iv) unvested deferred stock units with service vesting criteria of 48,000 shares of common stock.

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

I. Accounting for Stock-Based Compensation

Stock-Based Compensation

The Company recorded stock-based compensation of $5,913,000 and $3,461,000 for the nine months ended June 30, 2007 and 2006, respectively.

Stock Option Modification

During the three months ended June 30, 2007, the Board of Directors approved modifications to extend the term of certain outstanding fully-vested stock options and the Company recorded $530,000 of noncash compensation expense related to these modifications. Pursuant to FAS 123R, the Company is required to record a charge for the change in fair value measured immediately prior and subsequent to the modification of the stock options. In addition, $1,227,000 of noncash compensation expense was recorded due to acceleration of vesting of Valera options on April 18, 2007.

Deferred Stock Units

Subject to the discretion of the Compensation Committee of the Board of Directors, on the date following each annual meeting of the stockholders, each non-employee director of the Company may receive annual grants of a number of deferred stock units determined by the Committee at the time of grant based on current market conditions and the fair market value of the Company’s common stock. In accordance with this policy, on April 30, 2007, each of the non-employee members of the Board of Directors of the Company was granted 8,000 Deferred Stock Units (“DSUs”) pursuant to the Company’s 2004 Equity Incentive Plan. Compensation expense for these awards is recognized over the three year vesting period and is recorded as a component of general and administrative expense. As such, during the three and nine month periods ended June 30, 2007, $22,000 of noncash compensation expense related to these DSUs was recognized. The Company will recognize the remaining $381,000 of noncash compensation expense related to these DSUs over the remaining 2.8 years. Each DSU represents the right to receive one share of the Company’s common stock. The DSUs vest over three years and the vested portion of the award is distributable after the earlier of the Director’s retirement from the Board or five years from the date of grant.

J. Agreements

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

The Madaus Agreements have been combined for accounting purposes and the Company evaluated the multiple deliverables in accordance with the provisions of EITF 00-21. As the Company was unable to determine the stand alone value of the delivered items and obtain verifiable objective evidence for the fair value of the undelivered elements, the Company concluded there was a single unit of accounting.

The Company is currently unable to determine the term of its performance obligation to provide future know-how under the Madaus Agreements. The Company had previously disclosed it will recognize revenue to the extent of direct costs, limited to the amount of cash received or receivable, as long as the overall arrangement is determined to be profitable. Profit under the Madaus Agreements and payments received in advance of revenue recorded will be recorded as deferred revenue until the earlier of (i) when the Company can meet the criteria for separate recognition of each element under EITF 00-21 or (ii) after the Company has fulfilled all of its contractual obligations under the arrangement. However, the Company is reevaluating its revenue model under the Madaus Agreements and will make a determination on its revenue model prior to receiving any arrangement consideration from Madaus.

In addition, the Company will evaluate payments made by the Company to Madaus in accordance with the provisions of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products,)” to determine whether future payments to Madaus will be recognized as a reduction of revenue or a cost of sales.

Novexel

In December 2006, the Company licensed its know-how related to aminocandin to Novexel, SA (“Novexel”) for an upfront payment of $1,500,000 and potential future development milestones and royalties on net sales (the “Novexel Agreement”). During the nine months ended June 30, 2007, the $1,500,000 upfront payment was recognized as contract and license fee revenue pursuant to the Company’s completion of its obligations under the Novexel Agreement. Immediately prior to the execution of the Novexel Agreement, Aventis SA (“Aventis”), the Company’s original licensor of aminocandin to Indevus, assigned the agreement between Aventis and Indevus to Novexel. Effective as of the date of the Novexel Agreement, the Company entered into a termination agreement with Novexel terminating the original agreement between Aventis and Indevus, thereby alleviating the Company from any further development or financial obligation relating to aminocandin. Pursuant to the Novexel Agreement, Novexel now is responsible for all future development, manufacturing, marketing and financial obligations relating to aminocandin.

K. Withdrawal of Redux, Legal Proceedings, Insurance Claims, and Related Contingencies

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

At June 30, 2007, the Company had an accrued liability of approximately $500,000 for Redux-related expenses, including legal expenses. The amounts the Company ultimately pays could differ significantly from the amount currently accrued at June 30, 2007. To the extent amounts paid differ from the amounts accrued, the Company will record a charge or credit to the statement of operations.

As of June 30, 2007, the Company had an outstanding insurance claim of $3,700,000, consisting of payments made by the Company to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to the Company by Reliance Insurance Company (“Reliance”). In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting the Company’s best estimate given the available facts and circumstances. The amount the Company collects could differ from the $1,258,000 reflected as a noncurrent insurance claim receivable at June 30, 2007. It is uncertain when, if ever, the Company will collect any of its $3,700,000 of estimated claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5,000,000 limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

L. Convertible Notes

On July 7, 2007, the Company commenced an offer to exchange all $72,000,000 of its outstanding 6.25% Convertible Senior Notes due July 2008 (the “Old Notes”), for an equal amount of the Company’s 6.25% Convertible Senior Notes due July 2009 (the “New Notes”) (the “Exchange Offer”). The terms of the New Notes are substantially the same as the terms of the Old Notes except for certain material differences as follows:

(i) Maturity Date: The maturity date of the New Notes will be July 15, 2009, which is one year later than the maturity date of the Old Notes, which is July 15, 2008. Similar to the Old Notes, the maturity date of the New Notes will continue to be subject to earlier conversion as well as redemption by the Company at its option or repurchase by the Company at the holders option.

(ii) Provisional Redemption Period: The Company may not redeem the New Notes in whole or in part at any time prior to July 15, 2008, whereas the Old Notes have been redeemable at the Company’s option in whole or in part since July 20, 2006. Similar to the Old Notes, the Company’s redemption option under the New Notes is subject to certain notice requirements and remains subject to a condition related to the current market value of the Company’s common stock. As discussed in (iii) below, this condition has been modified in the New Notes.

(iii) Stock Price Condition to Provisional Redemption: A condition to the Company’s redemption of the New Notes and the Old Notes is that the current market value of its common stock equals or exceeds a certain threshold for at least 20 trading days in any consecutive 30 trading day period ending on the trading day prior to the date the notice of the provisional redemption is mailed. Under the New Notes this threshold is fixed at $8.50. Under the Old Notes this threshold is 150% of the conversion price then in effect, which currently is $9.984, based on the current conversion price of $6.656.

The Exchange Offer expired at 9:00 a.m., New York City time, on August 6, 2007 and $71,925,000 of the Old Notes accepted the Exchange Offer. Consequently, the Company has $71,925,000 of the New Notes and $75,000 of the Old Notes outstanding as of August 6, 2007.

M. Other

Accrued expenses consisted of the following:

	June 30, 2007	September 30, 2006
Clinical and sponsored research	$6,670,000	$3,889,000
Compensation related	5,598,000	2,836,000
Professional fees	3,624,000	1,402,000
Manufacturing and production costs	2,151,000	1,266,000
Milestone payment	1,500,000	—
Redux related	514,000	559,000
Other	2,184,000	1,074,000

	$22,241,000	$11,026,000

On April 17, 2007 the stockholders of the Company voted to approve an increase of 80,000,000 shares of authorized common stock, an increase of 3,000,000 shares available to grant under the Company’s 2004 Equity Incentive Plan, and an increase of 250,000 shares available to grant under the 1995 Employee Stock Purchase Plan.

N. Recent Accounting Pronouncements

In June 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added, and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard is effective for interim and fiscal years beginning after December 15, 2006. The Company adopted this provision in the interim period ended March 31, 2007 using the gross presentation method. This adoption did not have a material effect on the financial statements of the Company.

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

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The consensus on EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to recognize the effects of applying the guidance in EITF 07-03 prospectively for new contracts entered into after the effective date. The Company is evaluating the expected impact of EITF 07-03 on its financial position and results of operations following adoption.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements

Statements in this Form 10-Q that are not statements or descriptions of historical facts are “forward looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These and other forward-looking statements made by us in reports that we file with the Securities and Exchange Commission, press releases, and public statements of our officers, corporate spokespersons or our representatives are based on a number of assumptions and relate to, without limitation: our ability to successfully develop, obtain regulatory approval for and commercialize any products, including SANCTURA® (trospium chloride tablets), SANCTURA® XR (once-daily SANCTURA), NEBIDO®, (testosterone undecanoate), VANTAS® (histrelin implant for prostate cancer) and SUPPRELIN LA® (central precocious puberty); our ability to enter into corporate collaborations or to obtain sufficient additional capital to fund operations; and the Redux™-related litigation. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other expressions which predict or indicate future events and trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties and such forward-looking statements may turn out to be wrong. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” and elsewhere in, or incorporated by reference into, the Company’s Form 10-K for the fiscal year ended September 30, 2006. These factors include, but are not limited to: dependence on the success of SANCTURA, SANCTURA XR, NEBIDO, VANTAS and SUPPRELIN LA; the early stage of product candidates under development; uncertainties relating to clinical trials, regulatory approval and commercialization of our products, particularly SANCTURA XR, NEBIDO and VALSTAR®; risks associated with contractual agreements, particularly for the manufacture and co-promotion of SANCTURA and SANCTURA XR and the manufacture of NEBIDO, VANTAS, SUPPRELIN LA and VALSTAR; dependence on third parties for supplies, particularly for histrelin, manufacturing, marketing, and clinical trials; dependence on third parties for manufacturing, marketing and clinical trials; competition; need for additional funds and corporate partners, including for the development of our products; failure to acquire and develop additional product candidates; changes in reimbursement policies and/or rates for SANCTURA, VANTAS, SUPPRELIN LA, DELATESTRYL® and any future products; history of operating losses and expectation of future losses; product liability and insurance uncertainties; risks relating to the Redux-related litigation; the risk that the businesses of Indevus and Valera Pharmaceuticals, Inc. (“Valera”) will not be integrated successfully following the merger in April 2007; the risk that the cost savings and any other synergies from the merger may not be fully realized or may take longer to realize than expected; market acceptance for the merger and approved products; risks of regulatory review and clinical trials; disruption from the merger making it more difficult to maintain relationships with customers, employees or suppliers; competition and its effect on pricing, spending, third-party relationships and revenues; our reliance on intellectual property and having limited patents and proprietary rights; dependence on market exclusivity; valuation of our common stock; risks related to repayment of debts; risks related to increased leverage; general worldwide economic conditions and related uncertainties; the effect of changes in governmental regulations and other risks. The forward-looking statements represent our judgment and expectations as of the date of this Form 10-Q. Except as may otherwise be required by applicable securities laws, we assume no obligation to update any such forward looking statements.

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

Our Business

We are a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. Our approved products include SANCTURA® XR and SANCTURA® for overactive bladder, VANTAS® for advanced prostate cancer, SUPPRELIN LA® for central precocious puberty and DELATESTRYL® (testosterone enanthate) for the treatment of male hypogonadism, all of which are currently marketed. We currently market our products through an approximately 100-person specialty sales force. Our development pipeline contains multiple compounds within our core therapeutic areas in addition to several partnered or partnerable programs. Our most advanced compounds in development include VALSTAR® for bladder cancer, NEBIDO® for male hypogonadism, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted pathogens, and pagoclone for stuttering. We currently co-promote SANCTURA with our partner Esprit Pharma, Inc.

On April 18, 2007, we completed our acquisition of Valera in a tax-free stock-for-stock merger valued at approximately $128,787,000 plus contingent stock rights (“CSRs”) and unfunded and unsecured promises to issue shares of Indevus common stock to the former Valera stock option holders (“CSR Equivalents”) related to three of Valera’s product candidates in development at the time of the acquisition following the approval of the transaction by the stockholders of both Indevus and Valera. Each holder of Valera’s common stock issued and outstanding immediately prior to the effective time of the merger received 1.1337 shares of Indevus common stock for each share of Valera common stock resulting in the issuance of 17,693,000 Indevus shares. The CSRs convert into $1.00, $1.00 and $1.50, respectively, worth of Indevus common stock upon the achievement of particular milestones with respect to SUPPRELIN LA, the biodegradable ureteral stent and the octreotide implant. The CSRs and CSR Equivalents related to SUPPRELIN LA became payable on May 3, 2007 upon announcement of the regulatory approval of SUPPRELIN LA. As a result, 2,251,000 shares of Indevus common stock became issuable. The additional purchase price related to achievement of this milestone was $16,522,000. The remaining CSRs and CSR Equivalents related to the approval of the biodegradable ureteral stent and the octreotide implant convert into Indevus common stock only if the applicable milestones are achieved within five years of the closing of the merger. If both remaining CSR milestones are achieved, we would issue common stock totaling approximately $40,600,000 (see Note C of Notes to Unaudited Consolidated Financial Statements).

Recent Product Developments

SANCTURA XR

In October 2006, we submitted an NDA to the FDA seeking approval for SANCTURA XR to treat patients with overactive bladder. As a result of the submission of the NDA, we received a $10,000,000 milestone payment from Esprit, our co-promotion partner for SANCTURA and SANCTURA XR in the United States. The FDA approved SANCTURA XR for marketing on August 3, 2007. The Company is now due to receive a milestone payment expected to be in excess of $35,000,000 from Esprit within five business days after the FDA approval date.

In November 2006, we entered into (i) a License and Supply Agreement and (ii) an amendment to an original licensing agreement with Madaus GmbH, or Madaus (the “Madaus Agreements”), the licensor of trospiun chloride and the supplier of Sanctura to the Company. Under the Madaus Agreements, we agreed to (a) purchase from Madaus all required trospium active pharmaceutical ingredient through November 2007 (b) license to Madaus the rights to sell SANCTURA XR in all countries outside of the United States (the “Madaus Territory”) except Canada, Japan, Korea and China (the “Joint Territory”), (c) pay to Madaus a fixed fee based on the number of capsules of SANCTURA XR sold by us in the U.S. through the earlier of August 23, 2014 or upon generic formulations achieving a predetermined market share, (d) supply SANCTURA XR to Madaus for a specified period of time (e) provide development committee support for a defined period and (f) provide future know-how to Madaus. In exchange, Madaus (a) waived all rights to manufacture SANCTURA XR, (b) will purchase SANCTURA XR from us at cost plus a fee based on the number of SANCTURA XR capsules sold in the Madaus Territory, and (c) will make payments upon the achievement of certain commercial milestones and royalties based on future sales of SANCTURA XR in the Madaus Territory. Certain of the milestone and royalty payments we will receive represent royalty and milestone payments due to Supernus Pharmaceuticals, Inc., or Supernus, formerly Shire Laboratories, Inc., from us under the development and license agreement we entered into with Supernus in March 2003. We and Madaus will share the economics of development and commercialization in the countries in the Joint Territory. If either party decides not to pursue development and commercialization of SANCTURA XR in any country in the Joint Territory, the other party has the right to develop and commercialize SANCTURA XR in that country.

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

NEBIDO

In October 2006, we entered into an agreement with Schering AG (“Schering”) under which we finalized terms of our July 2005 license for the manufacture and the supply of NEBIDO from Schering (“Schering Agreement”). Pursuant to the terms of this agreement, Schering agreed to manufacture and supply us with all of our requirements for NEBIDO. In addition, we are obligated to purchase certain minimum quantities from Schering during the term of this agreement.

In June 2007, we announced the final results of our Phase III pharmacokinetic trial for NEBIDO. The data from the trial showed that NEDBIDO met its primary endpoints, including a responder analysis based on an average testosterone concentration during the steady state dosing interval and an outlier analysis based on the maximum testosterone concentration during the steady state closing interval. In addition, the drug was well-tolerated.

We expect to file an NDA for NEBIDO in the quarter ending September 30, 2007.

SUPPRELIN LA

On May 3, 2007, we received approval from the FDA to market SUPPRELIN LA, our product for the treatment of central precocious puberty (CPP), the premature onset of puberty in children. SUPPRELIN LA is a once-yearly implant which utilizes our patented hydron implant technology. In June 2007, we commenced marketing for SUPPRELIN LA and shipped initial launch quantities of the drug to specialty pharmacies for immediate usage by patients.

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

ALKS 27

In January 2007, we announced our joint collaboration with Alkermes, Inc. (“Alkermes”) for the development of ALKS 27, an inhaled formulation of trospium chloride for the treatment of Chronic Obstructive Pulmonary Disease (“COPD”). Trospium chloride is the active ingredient in SANCTURA. The announcement of this collaboration followed the completion of feasibility work, preclinical studies and a Phase I study in healthy volunteers. Preliminary results from the Phase I study showed that ALKS 27 was well-tolerated over a wide dose range, with no dose-limiting effects observed. Pursuant to the collaboration arrangement, we and Alkermes will share equally in all costs of development and commercialization of ALKS 27 on a worldwide basis. In April 2007, we initiated with Alkermes a Phase IIa clinical study to assess the safety, tolerability, pharmacokinetics and efficacy of single doses of ALKS 27. The study is also designed to further define the clinical profile of ALKS 27 in patients with COPD.

VALSTAR

In April 2007, we submitted a Supplemental New Drug Application (sNDA) to the FDA seeking approval to reintroduce VALSTAR in the United States. VALSTAR, originally approved by the FDA in 1998, is a sterile solution for intravesical (bladder) instillation of valrubicin, a chemotherapeutic anthracycline derivative and is the only product currently approved by the FDA for therapy of Bacillus Calmette-Guerin (BCG)—refractory carcinoma in situ (CIS) of the urinary bladder. VALSTAR is used in BCG-refractory bladder cancer patients who are not candidates for surgical bladder removal (cystectomy). VALSTAR was removed from the market in 2002 due to manufacturing issues involving the stability of an excipient (an inactive ingredient). We believe the stability issues have been resolved through the development of an improved manufacturing process and we anticipate receiving FDA clearance to re-introduce the product before the end of our current fiscal year.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reported periods. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates.

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

We have recorded $171,000,000 of initial and milestone payments received pursuant to the SANCTURA Agreement as deferred revenue and are amortizing each component into revenue using the contingency-adjusted method over the estimated remaining duration of the SANCTURA Agreement commencing on the date such payments are earned. The balance of deferred revenue under the SANCTURA Agreement at June 30, 2007 was $124,686,000. We believe the estimated term of the SANCTURA Agreement is a significant estimate which affects revenue recognized and the balance of deferred revenue on our balance sheet. We will reevaluate our estimate of the expected term of the SANCTURA Agreement when new information is known that could affect this estimate. If we change our estimate of the duration of the SANCTURA Agreement in the future and extend or reduce our estimate of its duration, we would decrease or increase, respectively, the amount of periodic revenue to be recognized from the amortization of remaining deferred revenue.

Insurance Claim Receivable

As of June 30, 2007, we had an outstanding insurance claim of approximately $3,700,000, for services rendered through May 30, 2001 by the group of law firms defending us in the Redux-related product liability litigation. The full amount of our current outstanding insurance claim is made pursuant to our product liability policy issued to us by Reliance Insurance Company (“Reliance”), which is in liquidation proceedings. Based upon discussions with our attorneys and other consultants regarding the amount and timing of potential collection of our claim on Reliance, we previously recorded a reserve against our outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting our best estimate given the available facts and circumstances. We believe our reserve of approximately $2,400,000 against the insurance claim on Reliance as of June 30, 2007 is a significant estimate reflecting management’s judgment. To the extent we do not collect the insurance claim receivable of $1,258,000, we would be required to record additional charges. Alternatively, if we collect amounts in excess of the current receivable balance, we would record a credit for the additional funds received in the statement of operations.

Redux-Related Liabilities

At June 30, 2007, we have an accrued liability of approximately $500,000 for Redux-related expenses, including legal expenses. The amounts we ultimately pay could differ significantly from the amount currently accrued at June 30, 2007. To the extent the amounts paid differ from the amounts accrued, we will record a charge or credit to the statement of operations.

Revenue Recognition Policy

Product revenue consists primarily of revenues from sales of products, commissions and royalties and reimbursements for royalties owed by us to Madaus GmbH (“Madaus”) for SANCTURA. Product revenue also includes revenue earned from shipments of VANTAS subsequent to our acquisition of Valera effective April 18, 2007, and DELATESTRYL, acquired in January 2006 from Savient Pharmaceuticals, Inc. (“Savient”). Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize our licensed technologies and are generally reported to us in a royalty report on a specified periodic basis. Royalty revenue is recognized in the period in which the sales of the product or technology occurred on which the royalties are based. If the royalty report for such period is received subsequent to the time when we are required to report our results on Form 10-Q or Form 10-K and the amount of the royalties earned is not estimable, royalty revenue is not recognized until a subsequent accounting period when the royalty report is received and when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement.

We record sales of product as product revenue upon the later of shipment or as title passes to its customer. Sales of VANTAS and DELATESTRYL are reflected net of reserves for returns and allowances. For new products where the reimbursement rate for each sale of the product has not yet been established by insurers and we do not have the ability to reliably estimate returns, revenue is deferred until the reimbursement rate and a reliable estimate for product returns have been established.

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

Cash, Cash Equivalents and Marketable Securities

We invest available cash primarily in short-term bank deposits, money market funds, repurchase agreements, domestic and foreign commercial paper and government securities. Cash and cash equivalents include investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date and not considered available to fund current operations. We classify our investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. At June 30, 2007 and September 30, 2006, all investments held were classified as “available-for-sale.” Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss until realized. The fair value of these securities is based on quoted market prices.

Inventory Capitalization Policy

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. We expense costs related to inventory until such time as it receives approval from the FDA for a new product, at which time we commence capitalization of costs relating to that product.

Results of Operations

Our net loss increased $58,958,000 to $(72,335,000), or $(1.02) per share, basic, in the three month period ended June 30, 2007 from $(13,377,000), or $(0.28) per share, basic, in the three month period ended June 30, 2006 and increased $58,540,000 to $(95,073,000), or $(1.56) per share, basic, in the nine month period ended June 30, 2007 from $(36,533,000), or $(0.77) per share, basic, in the nine month period ended June 30, 2006. The increased net loss in the three and nine month periods ended June 30, 2007 is primarily the result of the incorporation of the financial results of Valera since its acquisition on April 18, 2007, which includes a $50,000,000 non-recurring expense for acquired in-process research and development associated with the acquisition.

Total revenues increased $346,000, or 3%, to $12,225,000 in the three month period ended June 30, 2007 from $11,879,000 in the three month period ended June 30, 2006 and increased $1,324,000, or 4%, to $36,600,000 in the nine month period ended June 30, 2007 from $35,276,000 in the nine month period ended June 30, 2006.

Product revenues increased $112,000, or 2%, to $6,406,000 in the three month period ended June 30, 2007 from $6,294,000 in the three month period ended June 30, 2006 and decreased $2,048,000, or 12% to $15,118,000 in the nine month period ended June 30, 2007 from $17,166,000 in the nine month period ended June 30, 2006. We did not record any SANCTURA product sales during the three months ended June 30, 2007 compared to $3,316,000 in SANCTURA product sales for the three months ended June 30, 2006. Sales of SANCTURA decreased $7,149,000 to $1,883,000 in the nine month period ended June 30, 2007 from $9,032,000 in the nine month period ended June 30, 2006. Sales of SANCTURA to Esprit, our marketing partner, are dependent upon the timing of our partner’s orders which can vary from period to period. Esprit has informed us that it will reduce its orders for SANCTURA during the remainder of our current fiscal year as it manages its SANCTURA inventory closely in anticipation of the FDA’s approval of our once-daily product, SANCTURA XR. We therefore anticipate lower SANCTURA product sales for the remainder of our current fiscal year. Royalties from SANCTURA increased $703,000 to $2,461,000 in the three month period ended June 30, 2007 from $1,758,000 in the three month period ended June 30, 2006 and increased $2,110,000 to $7,383,000 in the nine month period ended June 30, 2007 from $5,273,000 in the nine month period ended June 30, 2006, respectively. Royalties in the fiscal 2007 and 2006 periods reflected the minimum royalties due from Esprit for SANCTURA. The minimum royalties increased on an annual basis from $5,625,000 to $7,875,000 effective July 1, 2006. We expect royalty revenue from SANCTURA in fiscal 2007 will continue to reflect such minimum royalties, which will increase to $10,500,000 annually for the royalty year commencing July 1, 2007. Esprit’s minimum royalty obligation will expire in June 2008. As a result of our acquisition of Valera on April 18, 2007, we recorded $2,910,000 of VANTAS product revenue during the three and nine months ended June 30, 2007. Net sales of DELATESTRYL were approximately $600,000 and $1,900,000 for the three and nine month periods ended June 30, 2007, respectively. Net sales of DELATESTRYL were approximately $850,000 and $1,866,000 for the three and nine month periods ended June 30, 2006, respectively. During the quarter ended June 30, 2007, we shipped approximately $1,000,000 of

SUPPRELIN LA to our U.S. distributor. SUPPRELIN LA was approved by the FDA on May 3, 2007. This revenue is being deferred until third-party reimbursement is determined for each implantation and the Company can validate patient subscription data and establish a reliable estimate for product returns. The Company expects to record revenue on a patient-by-patient basis until an overall reimbursement rate is determined.

Contract and license fee revenues increased $234,000, or 4%, to $5,819,000 in the three month period ended June 30, 2007 from $5,585,000 in the three month period ended June 30, 2006 and $3,372,000, or 19%, to $21,482,000 in the nine month period ended June 30, 2007 from $18,110,000 in the nine month period ended June 30, 2006. Included in contract and license fee revenue was $3,562,000 and $3,354,000 from amortization of deferred revenue in the three month periods ended June 30, 2007 and 2006, respectively. Amortization of deferred revenue in the nine months ended June 30, 2007 and 2006 was $12,771,000 and $10,062,000, respectively. The $2,709,000 increase in amortization of deferred revenue for the nine months ended June 30, 2007 is related to the $10,000,000 milestone received from Esprit in October 2006 pursuant to our filing the SANCTURA XR NDA. During the nine months ended June 30, 2007, increased license fee revenue of approximately $1,500,000 received from Novexel pursuant to the Novexel Agreement was partially offset by $1,266,000 of revenue recognized during the nine months ended June 30, 2006 from our amended bucindol license agreement.

Cost of product revenue decreased $1,203,000, or 26%, to $3,483,000 in the three month period ended June 30, 2007 from $4,686,000 in the three month period ended June 30, 2006 and decreased $3,303,000, or 27%, to $9,033,000 in the nine month period ended June 30, 2007 from $12,336,000 in the nine month period ended June 30, 2006. Cost of SANCTURA product sales decreased $3,129,000 and $6,491,000 in the three and nine month periods, respectively and is consistent with decreased sales of SANCTURA product to Esprit. Partially offsetting this decrease in cost of product revenue in the nine month period ended June 30, 2007 was a $1,100,000 reserve established in our first fiscal quarter of 2007 for excess DELATESTRYL inventory (see Note F of Notes to Unaudited Consolidated Financial Statements) and cost of VANTAS product revenues of $2,270,000 for the three and nine month periods ended June 30, 2007.

Research and development expense decreased $826,000, or 7%, to $10,303,000 in the three month period ended June 30, 2007 from $11,129,000 in the three month period ended June 30, 2006 and decreased $1,389,000, or 4%, to $29,494,000 in the nine month period ended June 30, 2007 from $30,883,000 in the nine month period ended June 30, 2006. External product development costs decreased approximately $3,493,000 and $4,830,000 in the three and nine month periods ended June 30, 2007, respectively. External development costs related to trospium development decreased approximately $4,983,000 and $9,201,000 in the three and nine month periods ended June 30, 2007, respectively. The decrease related primarily to a reduction in the Phase III clinical development program for SANCTURA XR initiated in September, 2005 which ended in March, 2007. Partially offsetting these decreased SANCTURA external development costs were increased NEBIDO external development costs of approximately $1,450,000 and $5,268,000 in the three and nine month periods ended June 30, 2007, respectively. These costs related to the clinical trial that commenced during our fiscal quarter ended June 30, 2006. In addition, offsetting a portion of the reduced external development costs during the three and nine months ended June 30, 2007 were research and development expenses of $2,619,000 incurred by Valera. Included in these costs were external product development costs of approximately $1,500,000 for development programs, including VALSTAR and the octreotide and naltrexone implants. Also included in the Valera charges were approximately $815,000 of employee compensation and benefit expenses, including approximately $236,000 in non-recurring stock-based compensation expense related to Indevus common stock awarded to Valera option holders in connection with the recent merger.

Marketing, general and administrative expense increased $10,847,000, or 122%, to $19,755,000 in the three month period ended June 30, 2007 from $8,908,000 in the three month period ended June 30, 2006 and increased $14,720,000, or 55%, to $41,445,000 in the nine month period ended June 30, 2007 from $26,725,000 in the nine month period ended June 30, 2006.

Marketing expense increased $6,316,000, or 134%, to $11,039,000 in the three month period ended June 30, 2007 from $4,723,000 in the three month period ended June 30, 2006 and $9,042,000, or 61%, to $23,877,000 in the nine month period ended June 30, 2007 from $14,835,000 in the nine month period ended June 30, 2006. This increase during the three and nine month periods ended June 30, 2007, respectively, included approximately $4,900,000 of Valera selling and marketing expense. The Valera-related sales and marketing expenses include approximately $1,600,000 of employee compensation and benefits, including non-recurring compensation costs of approximately $600,000 related to the acquisition. Also included in the Valera selling and marketing expenditures were advertising and promotional expenses for SUPPRELIN LA and VANTAS of approximately $1,400,000 and $1,000,000, respectively. The increase in non-Valera related marketing expense during the three and nine month periods ended June 30, 2007 includes approximately $744,000 and $2,289,000, respectively, of increased expenses related to NEBIDO pre-launch marketing.

General and administrative expense increased $4,531,000, or 108%, to $8,716,000 in the three month period ended June 30, 2007 from $4,185,000 in the three month period ended June 30, 2006 and increased $5,678,000, or 48%, to

$17,568,000 in the nine month period ended June 30, 2007 from $11,890,000 in the nine month period ended June 30, 2006. The increase during the three month period ended June 30, 2007 included increased non-Valera related employee compensation and benefit expenses of approximately $1,220,000, including $688,000 of increased stock-based compensation, the majority of which represents a one-time charge for stock option modifications made during the period. The increase in general and administrative expenses during the nine month period ended June 30, 2007 also included increased non-Valera related employee compensation and benefit expenses of approximately $1,713,000 of which $517,000 is related to increased non-cash stock compensation expense. General and administrative expenses during the three and nine months ended June 30, 2007 also includes $2,836,000 in charges from Valera including $1,100,000 that relates to the disposition of our investment in Spepharm Holding B.V., a company specializing in urology products in the European Union. Also included in the Valera charges are approximately $1,071,000 of employee compensation and benefit expenses, including approximately $656,000 in non-recurring stock-based compensation expense related to Indevus common stock awarded to Valera option holders in connection with the recent merger.

On April 18, 2007, the Company acquired 100% of the outstanding stock of Valera. The acquisition was accounted for under the purchase method of accounting and resulted in $50,000,000 of the purchase price being allocated to in-process research and development (“IPR&D”). This IPR&D was expensed at the date of acquisition because the products had not received regulatory approval and future value was not determinable (see Note C of Notes to Unaudited Consolidated Financial Statements).

In connection with our acquisition of Valera, we acquired certain intangible assets, including VANTAS and the Hydron Implant technology. We have recorded amortization expense of $414,000 during the quarter ended June 30, 2007 related to these intangible assets. The annual amortization of these intangible assets is expected to be approximately $2,000,000. The estimated life of these intangible assets is approximately fourteen to seventeen years.

Investment income decreased $72,000, or 9%, to $688,000 in the three month period ended June 30, 2007 from $760,000 in the three month period ended June 30, 2006 and increased $143,000, or 6%, to $2,591,000 in the nine month period ended June 30, 2007 from $2,448,000 in the nine month period ended June 30, 2006. The decline in investment income for the three months ended June 30, 2007 is the result of lower average funds available for investment. The increase in investment income for the nine months ended June 30, 2007 is the result of higher average market yields on our investments in comparison to the prior year, offset partially by lower average funds available for investment.

Interest expense of $1,293,000 in the three month periods and $3,878,000 in the nine month periods relates to the $72,000,000 Convertible Senior Notes due 2008.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

At June 30, 2007 we had consolidated cash and cash equivalents of $42,077,000 compared to consolidated cash, cash equivalents and marketable securities of $76,125,000 at September 30, 2006. This decrease of $34,048,000 is primarily the result of net cash used in operating activities of $37,743,000 (see “Analysis of Cash Flows”).

We are continuing to invest substantial amounts in the ongoing development of our product candidates and sales activities related to our marketed products. In particular, we are investing in the development of NEBIDO and will invest in regulatory activities related to a NEBIDO NDA and pre-marketing activities related to NEBIDO. In addition, we are investing in launch activities related to SUPPRELIN LA.

We will require additional funds or corporate collaborations for the development and commercialization of our product candidates, as well as any new businesses, products or technologies acquired or developed in the future. We have no commitments to obtain such funds. There can such be no assurance that we will be able to obtain additional financing to satisfy future cash requirements on acceptable terms, or at all. If such additional funds are not obtained, we may be required to delay product development and business development activities and decrease marketing activities.

In addition to our $42,077,000 of cash and cash equivalents at June 30, 2007, there are certain events that could add significant additional cash resources to fund the operations of the combined company. Pursuant to the FDA approval of SANCTURA XR on August 3, 2007, we are due to receive a milestone payment expected to be in excess of $35,000,000 from Esprit, which is payable within five business days from the FDA approval date. We believe that with this payment from Esprit, our existing cash resources will be sufficient to fund planned operations through March 2008. If we do not receive the milestone payment from Esprit, we would need to obtain additional funding prior to December 2007 through corporate collaborations, strategic combinations or public or private equity or debt financing or a combination of such alternatives. Although we believe we will receive the milestone payment, there can be no assurance that the payment from Esprit will be received or that additional capital can be obtained on favorable terms or at all. The failure to receive such payment or raise such funds would result in the need to significantly curtail our marketing activities and delay product and business development efforts, which would have a material adverse effect on us.

On July 7, 2007, the Company commenced an offer to exchange all $72,000,000 of its outstanding 6.25% Convertible Senior Notes due July 2008 (the “Old Notes”), for an equal amount of the Company’s 6.25% Convertible Senior Notes due July 2009 (the “New Notes”) (the “Exchange Offer”). The terms of the New Notes are substantially the same as the terms of the Old Notes except for certain material differences as follows:

(i) Maturity Date: The maturity date of the New Notes will be July 15, 2009, which is one-year later than the maturity date of the Old Notes, which is July 15, 2008. Similar to the Old Notes, the maturity date of the New Notes will continue to be subject to earlier conversion as well as redemption by the Company at its option or repurchase by the Company at the holders option.

(ii) Provisional Redemption Period: The Company may not redeem the New Notes in whole or in part at any time prior to July 15, 2008, whereas the Old Notes have been redeemable at the Company’s option in whole or in part since July 20, 2006. Similar to the Old Notes, the Company’s redemption option under the New Notes is subject to certain notice requirements and remains subject to a condition related to the current market value of the Company’s common stock. As discussed in (iii) below, this condition has been modified in the New Notes.

(iii) Stock Price Condition to Provisional Redemption: A condition to the Company’s redemption of the New Notes and the Old Notes is that the current market value of its common stock equals or exceeds a certain threshold for at least 20 trading days in any consecutive 30 trading day period ending on the trading day prior to the date the notice of the provisional redemption is mailed. Under the New Notes this threshold is fixed at $8.50. Under the Old Notes this threshold is 150% of the conversion price then in effect, which currently is $9.984, based on the current conversion price of $6.656.

The Exchange Offer expired at 9:00 a.m., New York City time, on August 6, 2007 and $71,925,000 of the Old Notes accepted the Exchange Offer. Consequently, the Company has $71,925,000 of the New Notes and $75,000 of the Old Notes outstanding as of August 6, 2007.

The New Notes have not been and will not be registered under the Securities Act of 1933 and are issued in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. The Bank of New York Trust Company, N.A. acted as the Exchange Agent for the exchange offer.

There remain 1,950,000 shares issuable pursuant to the shelf registration statement on Form S-3 we filed with the SEC in December 2005. The registration statement remains effective and the remaining shares of our common stock may be offered from time-to-time through one or more methods of distribution, subject to market conditions and our capital needs. The terms of any offerings would be established at the time of the offering. Currently, we do not have any commitments to sell such shares remaining under the registration statement.

Product Development

We expect to continue to expend substantial additional amounts for the development of our products. In particular, we are continuing to expend substantial funds for NEBIDO and other development efforts, and for launch quantities of SANCTURA XR.

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

Total research and development expenses incurred by us through June 30, 2007 on the major compounds currently being developed or marketed, including up-front and milestone payments and allocation of corporate general and administrative expenses, were approximately as follows: $147,000,000 for SANCTURA and SANCTURA XR, $32,000,000 for NEBIDO, $21,000,000 for PRO 2000, $7,000,000 for IP 751, $1,000,000 for the octreotide implant, $1,000,000 for naltrexone, $40,000,000 for pagoclone and $100,000 for the biodegradable ureteral stent. In June 2002, we re-acquired rights to pagoclone from Pfizer Inc. During the period Pfizer had rights to pagoclone, Pfizer conducted and funded all development activities for pagoclone. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by us could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA. Given these uncertainties and other risks, variables and considerations related to each compound and regulatory uncertainties in general, we estimate remaining research and development costs, excluding allocation of corporate general and administrative expenses, from June 30, 2007 through the preparation of an NDA for our major compounds currently being developed as follows: approximately $64,000,000 for pagoclone for stuttering, $16,000,000 for NEBIDO, $16,000,000 for PRO 2000, $14,000,000 for naltrexone, $9,000,000 for the octreotide implant and $2,000,000 for the biodegradable ureteral stent. Actual costs to complete any of our products may differ significantly from the estimates. We expect to file an NDA for NEBIDO in the quarter ending September 30, 2007. We cannot reasonably estimate the date of completion for any compound that is not at least in Phase III clinical development due to uncertainty of the number, size, and duration of the trials which may be required to complete development.

Analysis of Cash Flows

Net cash used in operating activities in the nine month period ended June 30, 2007 of $37,743,000 consisted primarily of the net loss of $95,073,000, partially offset by a non-cash charge of $50,000,000 for acquired IPR&D. Also offsetting the uses of cash in operating activities were non-cash stock-based compensation of $5,913,000, and an increase in accrued expenses and other liabilities of $3,310,000. The increase in accrued expenses and other liabilities is primarily due to an increase in general business activities, including activities related to our acquisition of Valera. Contributing to cash used in operating activities was a $2,239,000 increase in accounts receivable primarily due to our recent shipment of approximately $1,000,000 of SUPPRELIN LA and the timing of payments received from our SANCTURA marketing partner.

Net cash provided by investing activities of $8,609,000 during the nine months ended June 30, 2007, is primarily comprised of (i) maturities and sales of marketable securities of $5,956,000 and (ii) cash acquired net of business acquisition costs of $3,130,000 which consisted of $7,584,000 of cash acquired in the Valera acquisition less $4,454,000 of expenditures related to the acquisition consisting primarily of investment banking, legal, accounting and other professional services and fees.

Net cash provided by financing activities of $1,042,000 were the result of common stock issued from employee exercises of stock options and employee participation in our employee stock purchase plan during the nine months ended June 30, 2007. We cannot predict if or when stock options will be exercised in the future.

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of June 30, 2007. The convertible notes and license fees are reflected as liabilities on our balance sheet as of June 30, 2007. Operating leases are accrued and paid pursuant to the lease arrangement. Purchase obligations relate to research and development agreements and arrangements; portions of these amounts are reflected as accrued expenses on our balance sheet as of June 30, 2007.

	Payments due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	Greater than 5 Years	Total
Convertible Notes	$—	$72,000,000	$—	$—	$72,000,000
Interest on Convertible Notes	4,500,000	187,500	—	—	4,687,500
Purchase obligations (1)	29,350,960	7,758,228	3,468,214	3,152,431	43,729,833
Operating leases	2,714,904	5,425,999	3,723,521	4,072,377	15,936,801

Total	$36,565,864	$85,371,727	$7,191,735	$7,224,808	$136,354,134

(1)	Relates primarily to agreements and purchase orders with contractors for the conduct of clinical trials and other research and development activities.

Pursuant to certain of our in-licensing arrangements, we will owe payments to our licensors upon achievement of certain development, regulatory and licensing milestones. We generally cannot predict if or when such events will occur. In fiscal 2006, we recorded a license payment obligation to Madaus and an intangible asset of $1,500,000 in recognition of expected achievement of a contingent cumulative net sales milestone related to SANCTURA. We expect to pay the milestone when it is achieved, currently estimated to occur within the next twelve months, which is included in the table above.

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

Pursuant to our agreement with Savient whereby we acquired DELATESTRYL in January 2006, we assumed a commitment to purchase approximately $1,100,000 of additional DELATESTRYL from a third-party supplier. As of September 30, 2006, we believed that the supplier had defaulted on its obligation under the purchase commitment to deliver the DELATESTRYL and concluded that we were no longer obliged by its assumed commitment, which the supplier disputed. We subsequently determined that it will be cost beneficial to settle the dispute with the supplier and as a result of negotiations have agreed to purchase an additional quantity of DELATESTRYL at a cost of approximately $750,000 which we expect to pay before the end of calendar 2007. This obligation is included in the table above.

The Helsinn Agreement contains certain minimum purchase requirements of trospium active pharmaceutical ingredient used in the production of SANCTURA XR. Total commitments under this agreement are approximately $10,251,000. These requirements will commence in calendar 2009 as the FDA granted their approval of SANCTURA XR on August 3, 2007. This obligation is included in the table above.

The Schering Agreement contains certain minimum purchase requirements that would commence after the second year of sales of NEBIDO. Such minimums will be determined to be a percent of purchases we would make in the second year of sales. After the second year of sales, we will be able to determine such minimum purchase requirements. In addition, we agreed to pay Schering approximately $1,900,000 for production of validated batches of NEBIDO. We expect to recognize the expense related to this obligation in the fourth quarter of fiscal year 2007 and pay Schering in the first quarter of fiscal year 2008. This obligation is included in the table above.

Pursuant to a supply agreement for valrubicin, the active ingredient of VALSTAR, we are obligated to purchase $1,000,000 of valrubicin annually for ten years commencing the year following FDA approval to sell VALSTAR. In April 2007, we filed an NDA for VALSTAR. If VALSTAR is approved by the FDA in 2007, this minimum purchase obligation will commence in 2008. Such obligation is not in the table above as VALSTAR has not been approved.

Recent Accounting Pronouncements

In June 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)”. This standard allows companies to present in their statements of income any taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions between a seller and a customer, such as sales, use, value-added, and some excise taxes, on either a gross (included in revenue and costs) or a net (excluded from revenue) basis. This standard is effective for interim and fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact of this issue on the financial statements, but do not believe the impact of the adoption of this standard will be material.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Provisions, an Interpretation of SFAS Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions as described in SFAS No. 109, “Accounting for Income Taxes,” and requires a company to recognize, in its financial statements, the impact of a tax position only if that position is “more likely than not” of being sustained on an audit basis solely on the technical merit of the position. In addition, FIN 48 requires qualitative and quantitative disclosures including a discussion of reasonably possible changes that might occur in the recognized tax benefits over the next twelve months as well as a roll-forward of all unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the implications of this standard, but do not currently expect it to have a significant impact.

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

On September 15, 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as improving disclosures about those measures. The standard is effective for financial statements for fiscal years beginning after November 15, 2007, being 2009 for us. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. We are still evaluating the implications of this standard, but do not currently expect it to have a significant impact.

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

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-03”). Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs”, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The consensus on EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to recognize the effects of applying the guidance in EITF 07-03 prospectively for new contracts entered into after the effective date. We are evaluating the expected impact of EITF 07-03 on our financial position and results of operations following adoption.

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

Risk related to the Convertible Notes

The fair value of our Convertible Notes is sensitive to fluctuations in interest rates and the price of our Common Stock into which the Convertible Notes are convertible. A decrease in the price of our Common Stock could result in a decrease in the fair value of the Convertible Notes. For example on a very simplified basis, a decrease of 10% of the market value of our Common Stock could reduce the value of a $1,000 Note by approximately $61. An increase in market interest rates could result in a decrease in the fair value of the Convertible Notes. For example on a very simplified basis, an interest rate increase of 1% could reduce the value of a $1,000 Note by approximately $4. The two examples provided above are only hypothetical and actual changes in the value of the Convertible Notes due to fluctuations in the market value of our Common Stock or interest rates could vary substantially from these examples.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2007, of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our annual and special meeting of stockholders was held on April 17, 2007. The purpose of the annual and special meeting was to consider and vote upon the proposals set forth below:

1. To approve the issuance of our common stock and contingent stock rights in connection with the merger with Valera, which was approved at the annual and special meeting by a vote of 34,873,707 for, 1,313,572 against, 95,284 abstaining, and 14,438,590 broker non-votes;

2. To elect eight members of our board of directors to serve until the 2008 annual meeting of stockholders and until their successors are elected and qualified and the following directors were elected at the annual and special meeting for a one-year term by the votes indicated: Glenn L. Cooper, M.D., 47,479,666 for, 2,672,636 withheld; Andrew Ferrara, 47,517,103 for, 2,635,199 withheld; James C. Gale, 47,483,566 for, 2,668,736 withheld; Michael E. Hanson, 46,886,297 for, 3,266,005 withheld; Stephen C. McCluski, 47,303,398 for, 2,848,904 withheld; Cheryl P. Morley, 47,571,482 for, 2,580,820 withheld; Malcolm Morville, Ph.D., 46,880,145 for, 3,272,157 withheld; and David B. Sharrock, 46,615,020 for, 3,537,282 withheld;

3. To approve an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 120 million to 200 million, which was approved at the annual and special meeting by (a) the holders of our common stock voting separately as a single class by a vote of 47,057,213 for, 2,962,099 against, 132,988 abstaining, and no broker non-votes and (b) the holders of our common stock and preferred stock voting together as a single class on a as-if-converted basis by a vote of 47,626,063 for, 2,962,099 against, 132,988 abstaining, and no broker non-votes;

4. To approve an amendment to our 2004 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan from 6,000,000 to 9,000,000, which was approved at the annual and special meeting by a vote of 31,534,902 for, 4,578,256 against, 169,404 abstaining, and 14,438,591 broker non-votes;

5. To approve an amendment to our 2004 Equity Incentive Plan to remove the 20% limitation on the number of certain types of awards that can be made with respect to the additional 3,000,000 shares proposed to be added to the plan as set forth above, which was approved at the annual and special meeting by a vote of 31,599,125 for, 4,484,630 against, 198,808 abstaining, and 14,438,590 broker non-votes;

6. To approve an amendment to our 1995 Stock Purchase Plan to increase the number of shares of our common stock available for purchase under the plan from 800,000 to 1,050,000, which was approved at the annual and special meeting by a vote of 32,976,029 for, 3,126,438 against, 180,096 abstaining, and 14,438,590 broker non-votes; and

7. To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm, which was ratified at the annual and special meeting by a vote of 49,733,794 for, 875,817 against, 111,542 abstaining, and no broker non-votes.

Additional information with respect to the proposals above is included in the joint proxy statement/prospectus filed as part of the Amendment No.1 to Registration Statement on Form S-4 filed by us with the Securities and Exchange Commission on March 12, 2007.

Item 6.	Exhibits

(a)	Exhibits

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	By-Laws Certificate of Amendment of Restated Certificate of Incorporation, as amended (2)

10.1	Grant of Deferred Stock Units on April 30, 2007 to each non-employee member of the Board of Directors of Indevus (3)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer (3)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer (3)

(1)	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2005 and Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2007.
(2)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2003.
(3)	Filed with this report.

INDEVUS PHARMACEUTICALS, INC.

INDEVUS PHARMACEUTICALS, INC.

Date: August 9, 2007	By:	/s/ Glenn L. Cooper
Glenn L. Cooper, M.D., Chairman, President, and Chief Executive Officer
(Principal Executive Officer)

INDEVUS PHARMACEUTICALS, INC.

Date: August 9, 2007	By:	/s/ Michael W. Rogers
Michael W. Rogers, Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEVUS PHARMACEUTICALS, INC.

Date: August 9, 2007	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance (Principal Accounting Officer)