Form 10-K
period 2007-09-30
INDEVUS PHARMACEUTICALS INC
filed 2007-12-12
CIK 854222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007

or

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

The aggregate market value of the voting and non-voting common equity (excluding preferred stock convertible into 622,000 shares of Common Stock and having voting rights on certain matters equivalent to 568,750 shares of Common Stock) held by non-affiliates of the registrant was approximately $369,000,000, based on the last sales price of the Common Stock as of March 31, 2007. Shares of Common Stock held by each executive officer and director and each person who beneficially owns 10% or more of the outstanding Common Stock and individuals or entities related to such persons have been excluded. This determination of affiliate status may not be conclusive for other purposes.

As of December 10, 2007, 76,581,376 shares of Common Stock, $.001 par value per share, of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

See Part III hereof with respect to incorporation by reference from the registrant’s definitive proxy statement for the fiscal year ended September 30, 2007 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index beginning on page number 68 hereto.

PART I

Note Regarding Forward Looking Statements

Statements in this Form 10-K that are not statements or descriptions of historical facts are “forward looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These and other forward-looking statements made by us in reports that we file with the Securities and Exchange Commission, press releases, and public statements of our officers, corporate spokespersons or our representatives are based on a number of assumptions and relate to, without limitation: our ability to successfully develop, obtain regulatory approval for and commercialize any products, including SANCTURA® (trospium chloride tablets), SANCTURA® XR (once-daily SANCTURA), NEBIDO®, (testosterone undecanoate), VANTAS® (histrelin implant for prostate cancer) and SUPPRELIN® LA (histrelin implant for central precocious puberty); our ability to enter into corporate collaborations or to obtain sufficient additional capital to fund operations; and the Redux™-related litigation The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other expressions which predict or indicate future events and trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties and such forward-looking statements may turn out to be wrong. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” and elsewhere in, or incorporated by reference into, this Form 10-K. These factors include, but are not limited to: dependence on the success of SANCTURA, SANCTURA XR, NEBIDO, VANTAS and SUPPRELIN LA; effectiveness of our sales force; competition and its effect on pricing, spending, third-party relationships and revenues; dependence on third parties for supplies, particularly for histrelin, manufacturing, marketing, and clinical trials; risks associated with being a manufacturer of some of our products; risks associated with contractual agreements, particularly for the manufacture and co-promotion of SANCTURA and SANCTURA XR and the manufacture of NEBIDO, VANTAS, SUPPRELIN LA and VALSTAR™; reliance on intellectual property and having limited patents and proprietary rights; dependence on market exclusivity, changes in reimbursement policies and/or rates for SANCTURA, VANTAS, SUPPRELIN LA, DELATESTRYL® and any future products; acceptance by the healthcare community of our approved products and product candidates; uncertainties relating to clinical trials, regulatory approval and commercialization of our products, particularly SANCTURA XR, NEBIDO, and VALSTAR; product liability and insurance uncertainties; risks relating to the Redux-related litigation; need for additional funds and corporate partners, including for the development of our products; history of operating losses and expectation of future losses; uncertainties relating to controls over financial reporting; difficulties in managing our growth; valuation of our Common Stock; risks related to repayment of debts; risks related to increased leverage; general worldwide economic conditions and related uncertainties; and other risks. The forward-looking statements represent our judgment and expectations as of the date of this Form 10-K. Except as may otherwise be required by applicable securities laws, we assume no obligation to update any such forward looking statements. See “Risk Factors.”

Unless the context indicates otherwise, “Indevus”, the “Company”, “we”, “our” and “us” refer to Indevus Pharmaceuticals, Inc., and “Common Stock” refers to the common stock, $.001 par value per share, of Indevus. In the United States, SANCTURA is a registered trademark of Esprit Pharma, Inc., which became a wholly-owned subsidiary of Allergan as of October 16, 2007 (subject to our co-exclusive right to use it). Outside the United States, SANCTURA is a registered trademark of the Company. The marks DELATESTRYL, VANTAS, and SUPPRELIN are also registered trademarks of the Company. The Company also has pending applications for the registration of the marks VALSTAR and SANCTURA Q. NEBIDO is a registered trademark of Bayer Schering Pharma AG, Germany. Other trademarks, trade names and service marks used in this Form 10-K are the property of their respective owners.

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

Overview

We are a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. Our approved products include SANCTURA® and SANCTURA® XR for overactive bladder (“OAB”), which we co-promote with our partner Allergan, Inc. (“Allergan”), VANTAS® for advanced prostate cancer, SUPPRELIN® LA for central precocious puberty (“CPP”), and DELATESTRYL® for the treatment of hypogonadism. We market our products through an approximately 100-person specialty sales force.

Our core urology and endocrinology portfolio contains multiple compounds in development in addition to our approved products. Our most advanced compounds are NEBIDO® for male hypogonadism, VALSTAR™ for bladder cancer, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted diseases, the octreotide implant for acromegaly and a biodegradable ureteral stent used in association with the treatment of kidney stones.

In addition to our core urology and endocrinology portfolio, there are multiple compounds outside of our core focus area which we either currently outlicense for development and commercialization, or intend to outlicense in the future. These compounds include pagoclone for stuttering, ALKS 27 for chronic obstructive pulmonary disease (“COPD”) which we have been jointly developing with Alkermes, Inc. (“Alkermes”), aminocandin for systemic fungal infections for which we licensed the know-how to Novexel S.A. (“Novexel”) and IP 751 for pain and inflammation for which we recently licensed worldwide rights to Cervelo Pharmaceuticals, Inc. (“Cervelo”).

On April 18, 2007, we acquired Valera Pharmaceuticals, Inc. (“Valera”), a specialty pharmaceutical company focused on the development and commercialization of urology and endocrinology products (the “Valera Acquisition”). The Valera Acquisition was accounted for under the purchase method of accounting and the results of operations of Valera have been included in the consolidated results from the acquisition date.

Indevus Pharmaceuticals, Inc. is a Delaware corporation. Our corporate headquarters is located at 33 Hayden Avenue, Lexington, Massachusetts 02421-7971, and our main telephone number is (781) 861-8444.

Our Strategy

Our goal is to become a leading specialty pharmaceutical company focused in urology and endocrinology. The key elements of our strategy that we employ in our efforts to achieve our goal include:

(1)	Identifying and acquiring products, product candidates or companies within our core focus area that are complimentary to our current product portfolio.

(2)	Adding value to acquired development stage compounds through research, pre-clinical development, clinical testing and regulatory activities.

(3)	Commercializing products independently with our specialty sales force or in collaboration with corporate partners in order to help ensure broader penetration of target markets.

Core Focus Area—Urology and Endocrinology

In the urology and endocrinology markets, we believe we have developed strong capabilities in product development based on our research and development organization and in sales and marketing based upon our approximately 100-person specialty sales force.

Through our business development efforts and our research and development capabilities, we have a robust late-stage product pipeline. We believe our capabilities will enable us to continue to successfully acquire, develop and commercialize products and product candidates and achieve our strategic goal of becoming a leading specialty pharmaceutical company in our core focus area.

OUR CORE PRODUCTS AND PRODUCT CANDIDATES

The following table outlines the products and product candidates in our core focus area:

Product Name	Indication/Use	Status[1]	Commercial Rights[2]
SANCTURA	Overactive bladder	Marketed	U.S.
SANCTURA XR	Overactive bladder	Approved	Worldwide
VANTAS	Advanced Prostate Cancer	Marketed	Worldwide
SUPPRELIN LA	Central Precocious Puberty	Marketed	Worldwide
DELATESTRYL	Hypogonadism	Marketed	U.S.
NEBIDO	Hypogonadism	NDA[3] Submitted	U.S.
VALSTAR	Bladder Cancer	sNDA[4] Submitted	Worldwide
PRO 2000	HIV and STD prevention	Phase III	Worldwide
Octreotide Implant	Acromegaly	Phase II	Worldwide
Ureteral Stent	Kidney Stones	Preclinical	Worldwide

[1]	See “Government Regulation.”
[2]	See “Agreements.”
[3]	As used in this Form 10-K, the phrase NDA refers to New Drug Application.
[4]	VALSTAR is an approved product; awaiting approval of an NDA supplement to re-introduce to the market.

SANCTURA

General. In August 2004, we launched SANCTURA, a muscarinic receptor antagonist for the treatment of OAB. We co-promote SANCTURA in the U.S. with our marketing partner, Allergan. SANCTURA is indicated for the treatment of OAB with symptoms of urge urinary incontinence, urgency and urinary frequency.

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

OAB is a medical condition whose symptoms include urinary frequency, urgency, and urge incontinence, the accidental loss of urine that occurs after the strong, sudden urge to urinate. An estimated 33 million Americans suffer from OAB. In 2006, the market for drugs to treat OAB was approximately $1.6 billion in the United States. OAB represents a significant clinical problem with potential medical, hygienic, and social consequences. When untreated, this condition can lead to disability, dependence, and isolation from the community. It is most prevalent among the elderly and strikes women twice as frequently as men.

We licensed exclusive rights to develop and market SANCTURA in the U.S. from Madaus GmbH (“Madaus”) in December 1999. In addition, Madaus currently manufactures and sells us commercial quantities of SANCTURA in bulk form.

Commercialization. We currently co-promote SANCTURA in the U.S. with Allergan. To support the commercialization of SANCTURA and as a platform for future growth, we have a sales and marketing infrastructure which includes a specialty sales force consisting of approximately 100 sales representatives who call on urologists and other prescribers specializing in treating patients with OAB. Effective October 16, 2007, Allergan acquired our previous partner, Esprit Pharma Inc. (“Esprit”), and we entered into a revised agreement whereby we granted Allergan certain rights to SANCTURA. Esprit had previously acquired the rights to market SANCTURA in the U.S. from Odyssey Pharmaceuticals, Inc. (“Odyssey”), a specialty-branded subsidiary of PLIVA d.d. (“PLIVA”). See “Agreements.”

SANCTURA XR

General. SANCTURA XR is a once-daily formulation of SANCTURA, our currently marketed product for the treatment of OAB. SANCTURA XR belongs to a class of anticholinergic compounds known as muscarinic receptor antagonists. Current treatments in the U.S. for OAB include compounds in the same therapeutic class as SANCTURA XR.

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

Development Program. On August 3, 2007 the FDA approved the NDA for SANCTURA XR. As a result of the approval of the NDA, we received a $49,900,000 milestone payment from Esprit, our co-promotion partner for SANCTURA and SANCTURA XR in the U.S. at the time.

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

In June 2005, we announced positive results from a pilot Phase II trial of SANCTURA XR. The trial was a two-week, multi-center, placebo-controlled, double-blind study designed to evaluate the efficacy and safety of 60 mg SANCTURA XR versus placebo, once-daily, in 148 patients with OAB.

Commercialization. We currently anticipate launching SANCTURA XR in the U.S. with Allergan in the first calendar quarter of 2008. We intend to co-promote the product through September 2008 and have the option to extend our co-promotion rights through March 2009. We entered into (i) a License and Supply Agreement and (ii) an amendment to its original license agreement with Madaus (collectively, the “Madaus Agreements”). Under the Madaus Agreements, we agreed to (a) purchase from Madaus all required trospium active pharmaceutical ingredient through November 2007 (b) license Madaus the rights to sell SANCTURA XR in all countries outside of the United States (the “Madaus Territory”) except Canada, Japan, Korea and China (the “Joint Territory”), (c) pay to Madaus a fee based on the number of capsules of SANCTURA XR sold by us in the U.S. through the earlier of August 23, 2014 or upon generic formulations achieving a predetermined market share, (d) supply SANCTURA XR to Madaus for a specified period of time (e) provide development committee support for a defined period and (f) provide future know-how to Madaus.

VANTAS

General. VANTAS was launched in the U.S. in November 2004. We obtained VANTAS through our acquisition of Valera in April 2007. VANTAS is a soft, flexible 12-month hydrogel implant based on our patented Hydron Technology that delivers histrelin, a luteinizing hormone-releasing hormone agonist, or LHRH agonist and is indicated for the palliative treatment of advanced prostate cancer. See “Hydron Technology” below for additional information.

The current standard of care for the palliative treatment of prostate cancer is LHRH agonist therapy. An agonist is a chemical substance capable of activating a receptor to induce a full or partial pharmacological response. LHRH agonist therapies for advanced prostate cancer are designed to suppress the production of testosterone because testosterone promotes and accelerates the growth of tumors associated with prostate cancer. Histrelin, a powerful inhibitor of testosterone production, is the most potent LHRH agonist available.

Prostate cancer is the most common cancer for men other than skin cancers and the second leading cause of cancer death in men. According to the American Cancer Society, every year approximately 220,000 men are diagnosed with prostate cancer and approximately 27,000 die from this disease. The National Cancer Institute’s SEER Program and the National Oncology Database each project that this patient group will grow at an annual rate of 2% to 3% per year.

Development and Commercialization. On October 12, 2004 the FDA approved the NDA for VANTAS. In November 2005, VANTAS was approved for marketing in Denmark. In March 2006, Paladin Labs, Valera’s marketing partner in Canada, received approval from Health Canada to market VANTAS in Canada.

Mutual Recognition Procedure (MRP) in Germany, Ireland, Italy, Spain and the United Kingdom for marketing authorization began in July 2006. Approval was granted in May 2007. Additionally, in May 2007 we terminated the partnership with Spepharm with respect to marketing of VANTAS in Denmark and throughout Europe. We are currently seeking a partner for the distribution and sale of VANTAS in Europe.

As of August, 2007, in conjunction with BioPro Pharmaceutical Inc., our marketing partner for most countries in Asia, VANTAS was approved in Thailand, Singapore and Malaysia and approval is pending in Taiwan, Korea, Hong Kong and China. In addition, our partner Teva-Tuteur has received approval and begun marketing VANTAS in Argentina.

SUPPRELIN LA

General. We launched SUPPRELIN LA in the U.S. in June 2007. We obtained SUPPRELIN LA through our acquisition of Valera. SUPPRELIN LA is a soft, flexible 12-month hydrogel implant based on our patented Hydron Technology that delivers histrelin, a luteinizing hormone-releasing hormone agonist, or LHRH agonist and is indicated for the treatment of CPP.

CPP is the early onset of puberty in young children resulting in the development of secondary sex characteristics and short stature, if left untreated. The development of these secondary sex characteristics is due to an increase in the secretion of sex hormones, the cause of which is unknown. The incidence of this condition is estimated to be between one in 5,000 to 10,000 children.

The current standard of care for the treatment of CPP is LHRH agonist therapy. An agonist is a chemical substance capable of activating a receptor to induce a full or partial pharmacological response. LHRH agonist therapies for CPP are designed to suppress the secretion of sex hormones in order to delay the onset of puberty. Histrelin, a powerful inhibitor of hormone secretion, is the most potent LHRH agonist available.

Development and Commercialization. On May 3, 2007 the FDA approved the NDA for SUPPRELIN LA. Meetings have been held with various European regulatory authorities to seek scientific advice regarding the strategies for filing marketing applications for SUPPRELIN LA in Europe. Various strategies are under discussion and are being evaluated.

We market SUPPRELIN LA in the U.S. through our specialty sales force primarily to pediatric endocrinologists. There are approximately 700 pediatric endocrinologists in the U.S. and most are located within major teaching hospitals in major metropolitan areas. If SUPPRELIN LA is approved in territories outside of the U.S. we intend to seek partners for commercialization and marketing.

NEBIDO

General. In July 2005, we licensed the exclusive U.S. rights for NEBIDO from Bayer Schering Pharma AG (“BayerSchering”). Currently under development as a testosterone therapy for male patients with hypogonadism, NEBIDO is an intramuscular depot injection which was designed to provide testosterone treatment in hypogonadal men for up to three months before requiring the next injection. NEBIDO has been approved in over 75 countries and is being marketed by BayerSchering and its partners in Europe and a number of other countries outside of the U.S. as the first injectable product for treating hypogonadism requiring dosing only once every 10 to 14 weeks.

Hypogonadism is characterized by a deficiency in endogenous testosterone production resulting in abnormally low levels of circulating testosterone. Testosterone deficiency is accompanied by symptoms of differing severity which include sexual dysfunction, fatigue, reduced muscle mass and strength, depressed mood and osteoporosis.

We believe NEBIDO is highly differentiated when compared to the current testosterone therapies available today. Based on the benefits of its dosing regimen, NEBIDO has the potential to offer an attractive treatment option to current therapies that require either more frequent injection or daily application of topical gels and patches.

Development Program. The NDA for NEBIDO was submitted to the FDA by us on August 28, 2007. The NDA was accepted for review and the FDA Prescription Drug User Fee Act (PDUFA) target action date is June 27, 2008.

As part of our development program we conducted a pharmacokinetic trial which enrolled 237 hypogonadal men to supplement the existing BayerSchering clinical database. The trial was a randomized open-label (unblinded) study that included the evaluation of the pharmacokinetics of NEBIDO dosed as either 1000 mg every 12 weeks or as 750 mg every 12 weeks, both via intramuscular injection. We announced positive data from the trial in June 2007. Of the 97 patients in the 1000 mg arm receiving their fourth injection, 94% had a Cavg over the course of the 12-week injection period that was within the normal range, demonstrating that treatment with NEBIDO was sufficient to maintain clinically therapeutic testosterone levels in hypogonadal men with injections given only once every 12 weeks. Further, no patients in the 1000 mg arm exceeded a testosterone concentration of 2500 ng/dL; four of 97 (4.1%) patients had a peak level over 1800 ng/dL; and 11 of 97 (11.3%) patients had a peak level exceeding 1500 ng/dL. Of the 102 patients in the 750 mg arm receiving their fourth injection, 86% had a Cavg within the normal range. No patients in the 750 mg arm exceeded a testosterone level of either 2500 ng/dL or 1800 ng/dL, and only four of 102 (3.9%) patients had a peak level exceeding 1500 ng/dL. Both treatment arms demonstrated improvements from baseline in the key secondary clinical outcome variables. Both doses of the drug were well-tolerated as indicated by the analysis of the safety measurements collected and the persistence with study treatment. Furthermore, the spectrum of adverse events reported were comparable to other injectable hypogonadism treatments reported in the literature. There were no significant adverse changes in laboratory parameters with NEBIDO treatment.

The existing database from BayerSchering’s clinical development program contains over 300 patients that have been treated for up to eight years in five clinical trials. These studies assessed the pharmacokinetic parameters of various dosing regimens of NEBIDO. In addition, the database contains post-marketing data from safety data reporting through June 2007 reflecting over 260,000 injections.

We are conducting additional trials for marketing and if applicable, regulatory purposes. If approved, we intend to commercialize NEBIDO in the U.S. utilizing our specialty sales force. We may expand our existing 100-person sales force for the launch of NEBIDO, if approved.

VALSTAR

General. We obtained VALSTAR through our acquisition of Valera. VALSTAR was acquired by Valera in March 2006 from Anthra Pharmaceuticals. VALSTAR is a sterile solution of valrubicin for intravesical instillation and is the only product approved by the FDA for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the urinary bladder.

Development Program and Commercialization. VALSTAR was withdrawn from the market in 2002 due to a manufacturing problem involving impurity issues in the original formulation and was placed on the FDA Drug Shortages List. We believe that the problem has been resolved and in May 2007, we submitted a chemistry, manufacturing and controls (“CMC”) NDA supplement to the FDA.

In August 2007, we received an approvable letter from the FDA asking for clarification regarding manufacturing validation protocols and for additional data on the manufacturing process. We submitted a response to the approvable letter in October 2007. Based on the FDA’s subsequent inspection and correspondence, we are working with the FDA and our third-party manufacturer to assist in bringing the manufacturing facility into compliance with U.S. current Good Manufacturing Practices (“cGMP”). We anticipate resolving these issues during the first half of calendar 2008. If marketing clearance is received, we intend to commercialize VALSTAR in the U.S. utilizing our specialty sales force. Additionally, we are evaluating opportunities for the use of VALSTAR in other indications and potential clinical development requirements of such opportunities.

DELATESTRYL

General. In January 2006, we acquired DELATESTRYL, a marketed injectable testosterone preparation for the treatment of male hypogonadism from Savient Pharmaceuticals, Inc., (“Savient”). DELATESTRYL provides testosterone enanthate, a derivative of the primary endogenous androgen testosterone, for intramuscular injection. Suggested dosing of DELATESTRYL is once every 2 to 4 weeks. Dosage and duration of therapy will depend on age, sex, diagnosis and patient’s response to treatment. DELATESTRYL has been shown to reduce symptoms and prevent consequences associated with testosterone deficiency.

Commercialization. We market DELATESTRYL in the U.S. through our specialty sales force primarily to urologists and endocrinologists.

PRO 2000

General. PRO 2000 is under development as a topical vaginal microbicide to prevent the sexual transmission of HIV and certain other sexually transmitted infections including herpes, chlamydia and gonorrhea. Topical microbicides represent a new class of protective substances that are designed to be applied vaginally before sexual contact. Topical microbicides have the potential to offer a female-controlled supplement or an alternative to condoms, the only product currently known to prevent HIV transmission and to reduce the risk of infection by other STDs.

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

HIV infection usually leads to AIDS, a life-threatening impairment of the immune system. The World Health Organization estimates that over 2.5 million new adult HIV infections will occur worldwide in 2007 with the majority of the infections arising from heterosexual intercourse. Other STDs, such as genital herpes, chlamydia and gonorrhea, can lead to serious complications, especially in women, and can increase the risk of HIV infection. The Kaiser Family Foundation and the World Health Organization have estimated that there are approximately 15 million new STD cases each year in the U.S. and more than 340 million worldwide.

Development Program. PRO 2000 is being studied, as the only agent, in a large, multi-national Phase III trial sponsored by the Microbicides Development Programme (“MDP”), an international partnership to develop and test vaginal microbicides. The MDP was established in February 2002 with funding of approximately $22,700,000 from the United Kingdom’s Department for International Development. The program is administered by the Clinical Trials Unit of the Medical Research Council (“MRC”) and Imperial College in London, and involves researchers in the U.K., Cameroon, South Africa, Tanzania, Uganda and Zambia. This trial commenced in October 2005, and is designed to examine the safety and efficacy of PRO 2000 in preventing HIV infection and transmission of other STDs in women. An estimated 10,000 women will be enrolled in this trial that is expected to last approximately three to four years and include interim analyses of safety and efficacy data conducted by an independent data safety monitoring board. As of September 30, 2007, over 6,000 women have been enrolled in the trial.

PRO 2000 is also being studied, as one of two investigational topical microbicides, in a large, multi-national Phase II/III clinical trial sponsored by the National Institute of Allergy and Infectious Diseases, part of the

National Institutes of Health (“NIH”). The trial, which commenced in February 2005, is designed to examine the safety and effectiveness of two candidate topical microbicides, including PRO 2000, in preventing HIV infection and transmission of other STDs in women. Approximately 3,100 women have been enrolled in the study at multiple sites in Africa and the U.S. and is expected to last 30 months and include interim analyses of safety and efficacy data conducted by an independent data safety monitoring board. As of September 30, 2007, the trial was fully enrolled.

Prior to the initiation of the Phase III trials in 2005, a number of pre-clinical and early clinical studies with PRO 2000 had been completed under the sponsorship of government agencies and research organizations in the U.S., Europe, Africa and India.

We are currently considering strategic partners for future development and commercialization of PRO 2000.

OCTREOTIDE IMPLANT

General. We obtained the octreotide implant through our acquisition of Valera. Our octreotide implant is a soft, flexible 6-month hydrogel implant based on our patented Hydron Technology that delivers octreotide, a somatostatin analogue, to reduce growth hormone (GH) and insulin-like growth factor (IGF-1) levels in patients with acromegaly.

Acromegaly is a chronic hormonal disorder that occurs when a pituitary tumor produces excess growth hormone. It most commonly affects middle-aged adults, and if untreated, causes enlargement of certain bones, cartilage, muscles, organs and other tissue, leading to serious illness and potential premature death.

Octreotide is also approved to treat the symptoms associated with metastatic carcinoid tumors and vasoactive intestinal peptide secreting adenomas, which are gastrointestinal tumors.

Development Program. In November 2007, we announced positive results from a Phase II clinical trial of the octreotide implant. The trial was an open-label study designed to evaluate the pharmacokinetic and pharmacodynamic response of octreotide implants in patients with acromegaly. The trial evaluated the release effectiveness of both pre-hydrated and non-hydrated octreotide implants and evaluated the suppression of growth hormones (GH) and insulin-like growth factor 1 (IGF-1). The trial enrolled and evaluated a total of 34 patients who had previously demonstrated a full or partial GH and IGF-1 response to octreotide. Approximately half of the patients had a baseline growth hormone of <5 ng/mL on entry into the study indicating that the prior octreotide injections were providing adequate control. In these patients, the octreotide implant successfully maintained GH in 94% of patients. Approximately 60% of these implant trial patients achieved a normal age-adjusted IGF-1 concentration. The remaining patients had entered the trial with baseline GH levels >5 ng/mL, and 59% achieved GH suppression to <5 ng/mL and 35% achieved suppression to <2.5 ng/mL. The trial also confirmed by pharmacokinetic analysis that there was no difference in the predictable, steady release of octreotide from either the pre-hydrated or non-hydrated octreotide implant. All patients enrolled completed the six month trial and there were no serious or severe adverse events reported.

In 2004, Valera initiated and completed a Phase I/II pharmacokinetic clinical trial with eleven patients with acromegaly. The trial was designed to evaluate the release characteristics of the octreotide implant and to examine safety and efficacy parameters. The endpoints achieved in the trial were the reductions in GH and IGF-1 levels in the blood in these patients. During the trial, side effects included diarrhea, low blood sugar and implant site reactions.

We anticipate initiating our Phase III program in 2008 utilizing the non-hydrated octreotide implant. If approved, we intend to commercialize the octreotide implant in the U.S. utilizing our specialty sales force primarily to endocrinologists. We intend to seek partners for commercialization in territories outside the U.S.

URETERAL STENT

General. We obtained our biodegradable ureteral stent technology through our acquisition of Valera. Ureteral stents are plastic tubes inserted into the ureter to allow urine to drain from the kidney to the bladder when the flow of urine may be obstructed due to a number of conditions, including kidney stones and inflammation. Current available ureteral stents require physician intervention for removal from the body. A biodegradable ureteral stent could be naturally voided by the body, a potentially important advantage over existing stents.

Development Program. In November 2006, Valera announced that it completed proof-of-concept studies on a flexible, biodegradable polymer-based ureteral stent. In February 2007, Valera announced that it had initiated a porcine model study to establish safety and effectiveness necessary to support the submission of a 510k device application for the polymer-based flexible biodegradable ureteral stent. The primary endpoints of this study, involving approximately 30 pigs, was the dissolution and natural excretion of the stent within several weeks. We are currently conducting additional animal model studies to support a potential 510k device application and anticipate that we will conduct clinical trials in humans beginning in 2008 prior to submission of a 510k device application.

OUR NON-CORE PRODUCTS AND PRODUCT CANDIDATES

In addition to the products and product candidates in our core focus area, we have products and product candidates that address certain other specialty medical areas.

The following table summarizes the status of our other products:

Product Name	Indication/Use	Status[1]	Commercial Rights2 / Licensee
Sarafem	Premenstrual Dysphoric Disorder	Marketed	Worldwide /Lilly
ALKS 27	Chronic Obstructive Pulmonary Disease	Phase II	Worldwide[3]
Pagoclone	Stuttering	Phase III	Worldwide
IP 751	Pain and inflammation	Phase I	Worldwide / Cervelo
Aminocandin	Systemic fungal infections	Phase I	Worldwide /Novexel
Hydron Technology	Multiple indications	Pre-clinical	Worldwide

[1]	See “Government Regulation.”
[2]	See “Agreements.”
[3]	Jointly being developed with Alkermes.

Sarafem

We receive royalties under a patent we licensed to Lilly based on net sales of Sarafem in the United States. Sarafem is prescribed to treat certain conditions and symptoms associated with pre-menstrual dysphoric disorder (“PMDD”). In January 2003, Galen Holdings PLC (“Galen”) acquired the sales and marketing rights to Sarafem from Lilly. Our patent on Sarafem expires in May 2008, including a pediatric extension.

ALKS 27

General. In January 2007, we announced our joint collaboration with Alkermes for the development of ALKS 27, an inhaled formulation of trospium chloride for the treatment of COPD using Alkermes’ proprietary AIR® pulmonary delivery system. Trospium chloride is a muscarinic receptor antagonist that relaxes smooth muscle tissue and has the potential to improve airflow in patients with COPD. The formulation under development for ALKS 27 is specifically designed for inhalation utilizing Alkermes’ proprietary AIR pulmonary deliver system. Pursuant to the collaboration agreement, we and Alkermes share equally in all costs of the development and commercialization of ALKS 27 on a worldwide basis.

COPD is characterized by airflow obstruction and loss of expiratory force and comprises mostly smoking-related diseases such as emphysema and chronic bronchitis. COPD is the fourth largest cause of death in the U.S. and is projected to be the third leading cause of death for both males and females by 2020. It is estimated that over 12 million adults in the U.S. have been diagnosed with COPD and there is no known cure at the present time. The total U.S. market for COPD product sales is over $3 billion and worldwide sales are over $6 billion.

Development Program. In September 2007, we announced results of our Phase IIa trial for ALKS 27 in COPD. The Phase IIa randomized, double-blind, placebo-controlled crossover study was designed to assess the safety, tolerability, pharmacokinetics and efficacy of ALKS 27 in 24 patients with moderate to severe COPD. During the study, patients received a single administration of two different dose levels of ALKS 27 and placebo, with each dose separated by a wash out period. The primary objective of the study was to assess the effect of ALKS 27 as measured by the area under the curve (AUC) of FEV1 over a 24-hour time period. FEV1 is an important clinical measure of lung function defined as the amount (volume) of air expelled during the initial second of forced exhalation. In the study, patients treated with a single dose of ALKS 27 showed a statistically significant improvement in lung function (p<0.0001) compared to placebo. The onset of action of ALKS 27 was rapid and observed as early as 15 minutes post-treatment. ALKS 27 was well tolerated, and all 24 enrolled patients completed the study. No treatment-related adverse events were reported in this study.

In January 2007 we announced results of our Phase I trial for ALKS 27 in healthy volunteers. The Phase I randomized, double-blind, placebo-controlled study was designed to assess the safety, tolerability, and pharmacokinetics of ALKS 27 in 20 healthy, non-smoking adults. Subjects were given single escalating inhaled administrations of ALKS 27 at dose levels ranging from 50 mcg to 800 mcg. The study results showed that ALKS 27 was well tolerated over a wide dose range, with no dose-limiting effects observed. Evaluation of the pharmacokinetic data indicated that exposure was dose-related. We currently anticipate obtaining a partner jointly with Alkermes for the future development and commercialization of ALKS 27.

Pagoclone

General. Pagoclone is a novel, non-benzodiazepine, GABA-A receptor modulator and is under development as a treatment for stuttering. In early 2005, we were granted a new method of use patent in the U.S. that covers the use of pagoclone as a therapeutic agent for stuttering. Stuttering is a disease of uncertain etiology that affects approximately three million adults and children in the United States. The treatment for stuttering consists mainly of behavioral modification and speech therapy. There are currently no drugs approved in the U.S. for the treatment of stuttering.

According to the National Stuttering Association, stuttering is defined as a communication disorder involving disruptions, or “disfluencies,” in a person’s speech. In addition to producing disfluencies, people who stutter often experience physical tension and struggle in their speech muscles, as well as embarrassment, anxiety, and fear about speaking.

Development Program. In May 2006, we announced results of our Phase II trial for pagoclone in stuttering. The trial, known as the EXPRESS study, was an eight-week, randomized, double-blind, placebo-controlled trial, with an open-label extension. There were a total of 132 patients randomized in the study at 16 sites in the United States. Results from the trial showed that pagoclone produces a statistically significant benefit in multiple primary and secondary endpoints compared to placebo. Additionally, pagoclone produced either numerically superior improvements or trends for significant improvement on virtually all other primary and secondary endpoints when compared to placebo. Pagoclone was also shown to be well-tolerated and not associated with any serious adverse events.

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

We are currently seeking a partner for future development and commercialization of pagoclone.

IP 751

General. In October 2007, we licensed the worldwide rights to IP 751 to Cervelo, a company focused on the development of treatments for intractable and neuropathic pain.

IP 751 is a non-psychoactive synthetic derivative of tetrahydrocannabinol (THC) which addresses various pain and inflammation mechanisms through the activation of peripheral cannabinoid receptors. We believe that IP 751 has a broad potential to treat various chronic and acute pain and inflammatory conditions.

Development Program. Cervelo plans to conduct a series of clinical studies with IP 751 (now designated as CPL 7075) in neuropathic pain. These studies will include patients with post herpetic neuralgia (shingles), a form of neuropathic pain. Cervelo is responsible for all future development and commercialization of IP 751.

An initial Phase I clinical trial designed to assess the safety of IP 751 showed that it was well tolerated, with no clinically significant adverse events and no evidence of psychotropic activity. A Phase II clinical trial has been successfully completed in neuropathic pain patients. Patients in this trial experienced significantly less pain when treated with IP 751 compared with placebo. The lack of psychotropic effects was also confirmed in this study.

Aminocandin

General. In December 2006, we licensed the know-how to aminocandin to Novexel. Aminocandin is a member of a new class of anti-fungal compounds, known as echinocandins, in development for the treatment of a broad spectrum of systemic, invasive fungal infections. Echinocandins function by inhibiting a key component of the cell wall of fungi, and lack cross-resistance with older antifungal agents. Echinocandins are the first new class of anti-fungal agents to be developed and introduced in approximately 30 years. They are designed to be fungicidal, that is, to destroy fungi rather than simply to inhibit their growth, and to have broad-spectrum activity against multiple fungi that cause serious systemic infections. Examples of such infections include aspergillosis, blastomycosis, candidiasis, coccidioidomycosis, cryptococcosis and zycomycosis.

Aminocandin has shown in vitro and in vivo activity against a number of candida and aspergillus fungal species. The worldwide market for anti-fungal agents that target invasive fungal infections is currently estimated at $4.1 billion.

Development Program. We conducted two Phase I trials for aminocandin prior to licensing the compound to Novexel. Novexel is responsible for all future development and commercialization of aminocandin.

Hydron Technology

General. The Hydron Implant is a proprietary, non-biodegradable, reservoir-based drug delivery device designed to be inserted under a patient’s skin. The technology underlying the Hydron Implant evolved from similar technology used in soft contact lenses, resulting in flexible material which can be adapted to deliver many types of drugs. The Hydron Technology serves as the foundation for two currently marketed, FDA approved products—VANTAS and SUPPRELIN LA. We will need to obtain approval for each product we develop, including products using Hydron Technology. Our implant is designed to allow release of drugs continuously, at even, controlled rates for periods up to 12 months. We believe such predictable release over a period of 12 months has not been achieved by most other drug delivery systems, including sustained release injections, biodegradable implants and transdermal devices. In addition, implants utilizing Hydron Technology are generally smaller, softer and more flexible than other implants.

Utilizing Hydron Technology, we are able to manufacture implants to the exact chemical and physical specifications required by the particular drugs to be released. By modifying the geometric characteristics (wall thickness, diameter and length) and the polymer make-up of the implants, we can vary the release rates of a broad spectrum of drugs according to the therapeutic levels required for a particular indication. Once filled with an active ingredient, sealed and sterilized, the implant is inserted into a patient in a minor outpatient procedure generally performed in a physician’s office. The procedure to insert the implant takes approximately 7 to 10 minutes.

AGREEMENTS

SANCTURA and SANCTURA XR

Allergan and Esprit

In September 2007, we entered into an Amended and Restated License, Commercialization and Supply Agreement with Esprit, which re-defined the obligations of each party and superseded all previous agreements, (the “Allergan Agreement”). On October 16, 2007, the effective date of the Allergan Agreement, Allergan also acquired Esprit resulting in Esprit being a wholly-owned subsidiary of Allergan. Upon effectiveness of the Allergan Agreement, we received an up-front license fee, partially creditable by Allergan against future payments to us, of $25 million. The Allergan Agreement also grants us the right to receive a fixed percentage of net sales for the term of this Agreement, subject to increasing annual minimum royalties aggregating up to approximately $123 million for the first seven years of this Agreement, provided there is no product adverse event, as defined in the Allergan Agreement. In addition, we will receive approximately $9 million in annual sales force subsidy for fiscal year 2008 which can be extended for six months at our option. We may also receive a payment of $20 million related to a long-term commercialization milestone related to generic competition. Lastly, all third-party royalties paid by us as a result of existing licensing, manufacturing and supply agreements associated with sales of SANCTURA and SANCTURA XR as of October 16, 2007 will be reimbursed to us by Allergan. We will manufacture and supply SANCTURA XR to Allergan at our cost through approximately June 30, 2008 and SANCTURA through September 30, 2012.

The Allergan Agreement superseded all previous agreements with Esprit or its predecessors pertaining to SANCTURA and SANCTURA XR as follows. In April 2004, we entered into a license, commercialization and supply agreement with PLIVA through its specialty-branded subsidiary, Odyssey, for the U.S. commercialization of SANCTURA for OAB (the “SANCTURA Agreement”). In May 2005, we, PLIVA and Esprit entered into an Amendment and Consent Agreement (the “Amendment and Consent Agreement”), which became effective as of July 1, 2005, pursuant to which we amended certain provisions of the SANCTURA Agreement and consented to the acquisition by Esprit of the rights to market SANCTURA in the U.S. from PLIVA and the assumption by Esprit of PLIVA’s obligations under the SANCTURA Agreement. Except if the context indicates otherwise, all references in this Form 10-K to the SANCTURA Agreement shall mean the SANCTURA Agreement, as amended by the Amendment and Consent.

Madaus

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

In November 2006, we entered into the Madaus Agreements. Under the Madaus Agreements, we agreed to (a) purchase from Madaus all required trospium active pharmaceutical ingredient for production of SANCTURA XR through November 2007 (b) license Madaus the rights to sell SANCTURA XR in all countries outside of the U.S. (the “Madaus Territory”) except Canada, Japan, Korea and China (the “Joint Territory”), (c) pay to Madaus a fee based on the number of capsules of SANCTURA XR sold by us in the U.S. through the earlier of August 23, 2014 or upon generic formulations achieving a predetermined market share, (d) supply SANCTURA XR to Madaus for a specified period of time (e) provide development committee support for a defined period and (f) provide future know-how to Madaus. In exchange, Madaus (a) waived all rights to manufacture SANCTURA XR, (b) will purchase SANCTURA XR from us at cost plus a fee based on the number of SANCTURA XR capsules sold in the Madaus Territory, and (c) will make payments upon the achievement of certain commercial milestones and royalties based on future sales of SANCTURA XR in the Madaus Territory. Certain of the milestone and royalty payments we will receive represent royalty and milestone payments due to Supernus from Indevus under the Supernus Agreement. We and Madaus will share the economics of development and commercialization in the countries in the Joint Territory. If either party decides not to pursue development and commercialization of SANCTURA XR in any country in the Joint Territory, the other party has the right to develop and commercialize SANCTURA XR in that country.

Supernus

In March 2003, we signed a development and license agreement with Supernus under which Supernus developed SANCTURA XR and granted us exclusive worldwide rights under Supernus-related patents and know-how. The agreement includes potential future development and commercialization milestone payments from us to Supernus, as well as royalties based on potential future sales of SANCTURA XR. We are responsible for all development costs and the commercialization of SANCTURA XR under this agreement.

Helsinn Chemicals SA and Helsinn Advanced Synthesis SA

In November 2006, we entered into the API Supply Agreement with Helsinn Chemicals SA and Helsinn Advanced Synthesis SA (“Helsinn”) (the “Helsinn Agreement”) whereby Helsinn agreed to supply trospium active pharmaceutical ingredient to us. Trospium active pharmaceutical ingredient is used in the production of SANCTURA XR and ALKS 27. The term of the Helsinn Agreement is seven years and contains certain minimum purchase requirements which cease after we purchase a certain aggregate quantity. This agreement is expected to be assigned to Allergan pursuant to the Allergan Agreement.

Catalent Pharma Solutions, Inc.

In September 2007, we entered into a Manufacturing and Supply Agreement with Catalent Pharma Solutions, Inc. (“Catalent”), to manufacture SANCTURA XR bulk capsules and to package them in bottles for sale and blister packages to be used as samples in the U.S. We have an obligation to purchase annual minimum quantities which ceases after we have purchased a certain aggregate quantity. We supply to Catalent the active pharmaceutical ingredient used to manufacture the capsules. This agreement is expected to be assigned to Allergan pursuant to the Allergan Agreement.

VANTAS and SUPPRELIN LA

The Population Council

We market our products utilizing the Hydron Implant technology pursuant to our agreement with the Population Council. The term of the agreement is the shorter of twenty-five years from October 1997 or until the date on which The Population Council receives approximately $40 million in payments from us. We are required to pay to The Population Council 3% of our net sales of VANTAS and any polymer implant containing an LHRH analog. The Population Council is also entitled to receive royalties ranging from 0.5% of net sales to 4% of net sales under certain conditions. The Population Council is entitled to 30% of certain profits and payments in certain territories received by us from the licensing of VANTAS or any other polymer implant containing an LHRH analog and 5% for other implants.

Shire Pharmaceuticals Group plc

We market VANTAS pursuant to a license agreement and a related manufacturing and supply agreement with Shire. Royalties are payable to Shire for ten years from the date of the first commercial sale of VANTAS in November of 2004. We are required to pay Shire approximately 2% of net sales of VANTAS. If we sublicense to another entity in the designated territory, we will pay Shire 20% of royalty income and 20% of any milestone payments we receive, up to a maximum of $5 million, in the case where we will receive a royalty on net sales of 10% or more.

In certain circumstances, Shire has an exclusive, irrevocable option, on a country-by-country basis in the designated territory, to exclusively market and distribute VANTAS in each country of the designated territory, other than in the United States. Each marketing and distribution arrangement requested by Shire under its option will have a term of 10 years. Shire has not exercised its right to market VANTAS in any of the countries in which we have entered into a sublicense agreement or received regulatory approval.

NEBIDO

BayerSchering

In July 2005, we licensed exclusive U.S. rights from BayerSchering to market NEBIDO, a long-acting injectable testosterone preparation for the treatment of male hypogonadism (the “BayerSchering Agreement”). We will be responsible for the development and commercialization of NEBIDO in the United States. BayerSchering will be responsible for manufacturing and supplying us with finished product. We agreed to pay to BayerSchering up to $30,000,000 in up-front, regulatory milestone, and commercialization milestone payments, including a $7,500,000 up-front payment paid in August 2005 and a $5,000,000 payment due upon approval by the FDA to market the product. We also agreed to pay to BayerSchering 25% of net sales of NEBIDO to cover both the cost of finished product and royalties.

In October 2006, we entered into a supply agreement with BayerSchering under which we finalized terms of our July 2005 license for the manufacture and the supply of NEBIDO from BayerSchering. Pursuant to the terms of this agreement, BayerSchering agreed to manufacture and supply us with all of our requirements for NEBIDO for a supply price based on net sales of NEBIDO. In addition, we are obligated to purchase certain minimum quantities from BayerSchering during the term of this agreement, which is applied against the 25% of net sales owed to BayerSchering pursuant to the BayerSchering Agreement. Both agreements expire ten years from the first commercial sale of NEBIDO.

DELATESTRYL

Savient

In January 2006, we acquired DELATESTRYL, an injectable testosterone therapy for the treatment of male hypogonadism, from Savient. Under the terms of the acquisition, we are obligated to pay royalties to Savient for three years from January 2008 based upon the cumulative net sales of DELATESTRYL.

VALSTAR

Plantex

We have a supply agreement with Plantex USA Inc. (“Plantex”), whereby Plantex will supply us with the active pharmaceutical ingredient for VALSTAR called Valrubicin. The Agreement will expire ten years after the date of the first commercial sale of VALSTAR provided we receive approval by December 31, 2007. Beginning in the calendar year following the year in which we receive regulatory approval for VALSTAR in the United States, we will have certain minimum purchase requirements.

PRO 2000

Paligent, Inc.

In June 2000, we licensed exclusive, worldwide rights from Paligent, Inc. (formerly HeavenlyDoor.com and Procept, Inc.) to develop and market PRO 2000, in exchange for an up-front payment, future milestone payments, and royalties on net sales. In April 2003, we amended the terms of the PRO 2000 licensing agreement and purchased all rights to PRO 2000. We are responsible for all remaining development and commercialization activities for PRO 2000.

MRC

In July 2005, we entered into the Collaborative Research and Licensing Agreement with the MRC, an agency of the United Kingdom. In exchange for the right to have PRO 2000 included in the MRC’s approximately 10,000 person Phase III clinical trial studying the prevention of the transmission of HIV and other sexually-transmitted diseases to be conducted primarily in Africa and India and the right to use the results of this trial, we agreed to grant to the MRC a non-exclusive license to PRO 2000 solely for its use in the Phase III trial and also to supply, at no cost to the MRC, all PRO 2000 and placebo required for the Phase III trial. The MRC will be responsible for all other trial costs. Additionally, we agreed to make PRO 2000 available in developing countries with high need under a license agreement to be negotiated in good faith, or to supply to the MRC PRO 2000 to be distributed in these developing countries at our cost plus a markup pursuant to a supply agreement to be negotiated. We will pay the MRC a minimal royalty on sales of PRO 2000 in developed countries.

HYDRON TECHNOLOGY

In November 1989, GP Strategies Corporation (“GP Strategies”), then known as National Patent Development Corporation, entered into an agreement (the “Hydron Agreement”) with Dento-Med Industries, Inc., now known as Hydron Technologies, Inc. In June 2000, Valera entered into a contribution agreement with GP Strategies, pursuant to which Valera acquired the assets of GP Strategies’ drug delivery business, including all intellectual property, the Hydron Agreement, and certain other agreements with The Population Council, Inc. and Shire US, Inc.

Pursuant to the Hydron Agreement, we have the exclusive right to manufacture, sell or distribute any prescription drug or medical device and certain other products made with the Hydron polymer, while Hydron Technologies was granted an exclusive, worldwide license to manufacture, market or use products composed of, or produced with the use of, the Hydron polymer in certain consumer and oral health fields. Neither party is prohibited from manufacturing, exploiting, using or transferring the rights to any new non-prescription drug product containing the Hydron polymer, subject to certain exceptions, for limited exclusivity periods. Subject to certain conditions and exceptions, we are obligated to supply certain types of Hydron polymers if Hydron Technologies elects to purchase them from us. In the event we withdraw from the business of manufacturing the Hydron polymer, we will assign all of our right and interest in the Hydron trademark to Hydron Technologies. The agreement continues indefinitely, unless terminated earlier by the parties. Each party may owe royalties up to 5% to the other party on certain products under certain conditions.

IP 751

Manhattan Pharmaceuticals

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

Cervelo

In October 2007, we licensed our worldwide rights to IP 751 to Cervelo and received an upfront payment of $1,000,000. In addition, we could receive further payments based on regulatory and commercial achievements, and royalties based upon net sales. Cervelo is responsible for the development and marketing of IP 751.

Pagoclone

In February 1994, we licensed from Rhone-Poulenc Rorer, S.A., now sanofi-aventis, (“Aventis”), exclusive, worldwide rights for the manufacture, use and sale of pagoclone under patent rights and know-how related to the drug, except that we granted Aventis an option to sublicense from us, under certain conditions, rights to market pagoclone in France. In exchange, we paid Aventis a license fee and agreed to make milestone payments based on clinical and regulatory developments, and to pay royalties based on net sales through the expiration of the composition of matter patent. If sublicensed by us, we would pay to Aventis a portion of receipts from the sublicensee in lieu of payments. Under the terms of our agreement with Aventis, we are responsible for all costs of developing, manufacturing, and marketing pagoclone.

Aminocandin

Aventis

We licensed exclusive, worldwide rights to aminocandin from Aventis in April 2003 (the “Aminocandin Agreement”). In exchange for these rights and for Aventis’ inventory of aminocandin, we made an up-front payment to Aventis and are obligated to pay potential milestone payments and royalties on future sales.

Novexel

In December 2006, we licensed our know-how related to aminocandin to Novexel for an up-front payment and potential future development and sales milestones and royalties on net sales (the “Novexel Agreement”) and Aventis assigned the Aminocandin Agreement to Novexel. Effective as of the date of the Novexel Agreement, we entered into a termination agreement with Novexel terminating the Aminocandin Agreement. Pursuant to the Novexel Agreement, Novexel now is responsible for all future development, manufacturing, marketing and financial obligations relating to aminocandin.

Sarafem

Lilly

In June 1997, we entered into an agreement with Lilly, under which we sublicensed to Lilly exclusive, worldwide rights under a Massachusetts Institute of Technology (“MIT”) patent that was licensed exclusively by MIT to us and which is directed to the use of fluoxetine to treat certain conditions and symptoms associated with PMS. In July 2000, Lilly received approval for fluoxetine, which is marketed under the trade name Sarafem, to treat a severe form of PMS. We will receive royalties on net sales of Sarafem until the expiration of our patent related to Sarafem. In January 2003, Galen Holdings PLC acquired the sales and marketing rights to Sarafem from Lilly.

ALKS 27

Alkermes

In January 2007, we announced our joint collaboration with Alkermes for the development of ALKS 27, an inhaled formulation of trospium chloride for the treatment of COPD using Alkermes’ proprietary AIR® pulmonary delivery system. Pursuant to the collaboration agreement, we and Alkermes share equally in all costs of the development and commercialization of ALKS 27 on a worldwide basis. Alkermes performs all formulation work and manufacturing. Indevus conducts the clinical development program. We currently anticipate obtaining a partner jointly with Alkermes for the future development and commercialization of ALKS 27.

MANUFACTURING AND MARKETING

General. We currently manufacture VANTAS, SUPPRELIN LA and other product candidates that utilize our Hydron Technology using a patented and proprietary process and proprietary equipment. We have no direct manufacturing capabilities beyond our capabilities for VANTAS, SUPPRELIN LA and other candidates that utilize our Hydron Technology. For both clinical trials and commercialized products, we rely on third parties to manufacture our products. We expect to market our products ourselves or through co-promotion or exclusive marketing arrangements with other pharmaceutical companies.

To the extent we enter into collaborative arrangements with pharmaceutical and other companies for the manufacturing or marketing of products, these collaborators may be responsible for funding or reimbursing us all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory clearances, and for commercial-scale manufacturing and marketing. These collaborators are expected to be granted exclusive or semi-exclusive rights to sell specific products in exchange for license fees, milestone payments, royalties, equity investments or other financial consideration. Accordingly, we will be dependent on such third parties for the manufacturing and, in some cases, for the marketing of products subject to the collaboration.

SANCTURA and SANCTURA XR. Pursuant to the Allergan Agreement, Allergan is responsible for all advertising and promotional costs. Allergan is also responsible for subsidizing our sales force at specified annual amounts through at least September 2008. We are co-promoting SANCTURA and expect to co-promote SANCTURA XR with our sales force through at least September 2008. Allergan and Indevus currently co-promote SANCTURA and beginning in 2008, expect to co-promote SANCTURA XR.

In December 2002, we entered into a manufacturing agreement with Madaus, whereby Madaus produces and sells to us commercial quantities of SANCTURA in bulk form. We supply the finished product to Allergan at our cost, and under the Allergan Agreement, Allergan is responsible for product distribution. We also rely on other third-party manufacturers in the supply chain, including the manufacturer of the active pharmaceutical ingredients and the packaging and finished product manufacturer.

We are manufacturing SANCTURA XR though a contract manufacturer until no later than June 2008 at which time Allergan will be responsible for the manufacture of SANCTURA XR. We rely on third-party manufacturing to produce SANCTURA XR, including the manufacture of the active pharmaceutical ingredient as well as finishing and packaging the product.

VANTAS. We currently market VANTAS directly through our sales force. We manufacture VANTAS at our facility in Cranbury, NJ.

SUPPRELIN LA. We currently market SUPPRELIN LA directly through our sales force. We manufacture SUPPRELIN LA at our facility in Cranbury, NJ.

VALSTAR. If approved, we intend to market VALSTAR directly through our sales force. We rely on third-party manufacturing to produce VALSTAR, including the manufacture of the active pharmaceutical ingredient as well as finishing and packaging the product.

NEBIDO. Pursuant to the BayerSchering Agreement, we are responsible for the commercialization and marketing of NEBIDO in the U.S., either independently or with marketing partners. BayerSchering is exclusively responsible for the manufacture and supply of finished product to us. BayerSchering currently manufactures NEBIDO for sale in Europe, however, the manufacturing facility expected to be used for the manufacture of commercial product for sale in the U.S. has not yet been inspected with regard for NEBIDO for cGMP compliance.

DELATESTRYL. We currently market DELATESTRYL directly through our sales force. We purchased DELATESTRYL inventory from Savient. Additional inventory may be obtained through a contract manufacturer.

PRO 2000. We are responsible for providing PRO 2000 for use in government-sponsored clinical trials. We utilize third-party contractors for the manufacture and delivery of these supplies. We intend to seek a partner for commercial manufacture, marketing and distribution of the product.

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

SANCTURA and SANCTURA XR. Current therapy for OAB includes anticholinergics, such as Detrol and Detrol LA (tolterodine) by Pfizer, Ditropan and Ditropan XL (oxybutynin) by Johnson & Johnson, Inc., Oxytrol (oxybutynin transdermal patch) by Watson Pharmaceuticals, Vesicare (solifenacin) by Astellas Pharma US, Inc. and Glaxo Smith Kline, Enablex (darifenacin) by Novartis A.G., generic oxybutynin, and generic oxybutynin extended release. Many of the products on the market for the treatment of OAB are available in once daily formulations, whereas SANCTURA is a twice daily formulation. We believe there are other products in various stages of development for the treatment of OAB, which may lead to further competition, including fesoterodine by Pfizer and Botox by Allergan.

NEBIDO and DELATESTRYL. Current preferred methods for treating male hypogonadism are topical and injectable treatments. Topical treatments include gels, such as AndroGel by Solvay and Testim by Auxilium, and transdermal patch systems, such as AndroDerm by Watson. There are several additional gel products in development. There are multiple injectable products currently marketed in the U.S., including DELATESTRYL, which require more frequent injections than NEBIDO. The majority of the injectable treatments are generic. Testosterone supplements are also available in oral dose forms, however, they are not widely prescribed for use in the United States. Androxal (Oral Enclomiphene Citrate) by Repros Therapeutics and fispemifene by QuatRx Pharmaceuticals, Inc. are under development as oral treatments for men with secondary hypogonadism.

VANTAS. The most common dosage forms for the administration of LHRH agonists for the palliative treatment of prostate cancer involve three- and four-month injection formulations such as Lupron and Eligard, which deliver leuprolide, Trelstar, which delivers triptorelin, and Zoladex, a biodegradable rod, which delivers goserelin. Another product is Viadur, a rigid metal implant that releases leuprolide over a 12-month period.

SUPPRELIN LA. There is currently one other therapy approved and marketed to treat CPP, Lupron Depot-PED, which is manufactured and marketed by TAP Pharmaceutical Products, Inc. CPP treatment using Lupron Depot-PED consists of intramuscular injections of leuprolide every three to four weeks to hormonally suppress patients.

VALSTAR. There are no products other than VALSTAR approved by the FDA for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the urinary bladder, however, VALSTAR is not covered by any patents and its orphan drug status has expired in the United States.

PRO 2000. Other than condoms, we are not aware of any product to prevent sexually-transmitted infections having been approved for use anywhere in the world. We believe there are several dozen new substances are being evaluated for this indication, but we believe only a few have reached the stage of development of PRO 2000. Advanced clinical stage topical microbicides include BufferGel by Reprotect, Inc. and Carraguard by The Population Council.

OCTREOTIDE IMPLANT. There are currently two products approved and marketed to treat acromegaly. These products include Sandostatin LAR Depot (octreotide/IM injection) by Novartis A.G., and Somatuline Depot (lanreotide acetate) by Beanfour Ipsen. Both products require injections every four weeks. We are currently aware of three products in clinical development; two of these products are in advanced clinical stage development. These products are being developed by Ambrilia Biopharma and Novartis.

URETERAL STENT Current methods for treating several conditions that cause the flow of urine to be obstructed are ureteral stents, which are plastic tubes that are inserted into the ureter. Currently there are four companies who have approved and marketed ureteral stents. They are Boston Scientific, C.R. Bar Urology, Cook Urology, and ACMI/Gyrus. We believe our stent is the only biodegradable stent in development.

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

SANCTURA and SANCTURA XR. There are no existing U.S. compositions of matter patents covering the use of orally administered SANCTURA to treat OAB. The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Waxman-Hatch Act, provides for a period of market exclusivity in the U.S. for SANCTURA for five years following the date of FDA approval, May 28, 2004. This is the exclusivity period provided for drugs containing an active ingredient not previously approved by the FDA. We are acting to seek more extensive market exclusivity protection for the SANCTURA brand through the development of SANCTURA XR, a once-daily formulation of the drug. Our licensor, Supernus, has filed three patent applications directed to various aspects of the once-a-day formulation, including but not limited to the use of bioavailability enhancers, elements of extended release matrices and drug release characteristics. These patent applications have been published. One, Publication No. 2005-0191351 A1, has been examined and a Notice of Allowance was issued by the United States Patent and Trademark Office (“USPTO”) on August 10, 2007. This patent application continues to be pending before the USPTO following efforts by Supernus to make of record certain additional pieces of prior art recently brought to its attention by Allergan. Once granted the corresponding patents would have identical patent terms extending into late 2024. Foreign counterparts are also being pursued in major markets outside the United States, such as Europe and Japan. We have also filed patent applications directed to additional uses of trospium chloride, the active ingredient in SANCTURA. These pending patent applications, which cover the use of trospium chloride for promoting uninterrupted sleep and treating interstitial cystitis, if granted, would enjoy patent terms ending in early 2024 and early 2026, respectively. Foreign counterparts of the former patent application are being pursued in Canada, Europe and Japan.

NEBIDO. We licensed from BayerSchering rights under a U.S. patent application covering composition of matter for NEBIDO and methods of treating diseases or symptoms associated with deficient endogenous levels of testosterone with NEBIDO. If granted, the corresponding U.S. patent would have a patent term extending into early 2024.

DELATESTRYL. We do not have any unexpired patent protection for DELATESTRYL.

PRO 2000. We own intellectual property relating to PRO 2000, including five issued U.S. patents: two covering compositions of matter issued in June 2000 and April 2002, two covering the use of PRO 2000 to inhibit, treat, or prevent HIV infection, which were issued in May and October 1997, respectively, and one covering the use of PRO 2000 to prevent pregnancy issued in September 1999. These U.S. patents are slated to expire as early as November 2013 to as late as June 2017. Foreign counterpart patents to the domestic composition and methods involving HIV patents have been granted in Japan and in numerous countries across Europe. A Canadian patent application remains pending. Foreign counterpart patents to the domestic method patent for the prevention of pregnancy have been granted in Australia, China, Hong Kong, Mexico, New Zealand, Russian Federation, South Africa, and South Korea and the European Patent Office, including 23 member states. Patent applications remain pending in Brazil, Canada, and Japan.

IP 751. We own certain patent rights to compounds, compositions, and methods of use (e.g., inhibition, treatment and prevention of pain or inflammation; also, inhibition of cell proliferation) relating to IP 751 and its analogs. These rights, which were purchased from Dr. Sumner Burstein and Manhattan Pharmaceuticals, Inc., include four issued U.S. patents and numerous foreign counterpart patents and patent applications. The issued

U.S. patents are slated to expire as early as July 2012 to as late as May 2021. We also own rights under domestic patent applications directed to the anti-emetic uses of IP 751 and its analogs. These applications were filed in September 2006. If granted, the corresponding patents would have a patent term extending until September 2026.

Pagoclone. We licensed from Aventis rights under U.S. and foreign patents and patent applications covering compositions of matter, processes, and metabolites of pagoclone. A U.S. composition of matter patent was issued in October 1990 and four related U.S. patents were issued in February and March 1996 and February and October 1997. In addition, we own certain patent rights, which were assigned to us by Warner Lambert, which are directed to many uses of pagoclone, including the treatment of obsessive compulsive disorder and social anxiety disorder, and certain methods of manufacture of pagoclone. The U.S. patent rights assigned to us by Warner Lambert are set to expire as early as April 2022 to as late as March 2023. We have also filed a patent application that covers a transdermal patch including pagoclone, which, if granted, would enjoy a patent term extending into early 2025. We also own U.S. Patent No. 6,855,721, which covers a method of alleviating stuttering by the administration of a therapeutically effective dose of pagoclone or a pharmaceutically acceptable salt thereof. This last patent is set to expire no earlier than July 2020.

Hydron Technology. We have three patent families that cover different aspects of our Hydron Technology, including two U.S. patents that generally cover our approved products, VANTAS and SUPPRELIN LA, and our implant products under development. These two U.S. patents, which are directed to methods of manufacture, articles of manufacture and devices for drug delivery, are scheduled to expire on November 30, 2010 and March 8, 2011, respectively. Foreign counterparts exist in a number of countries, including Australia, Canada, Europe and Japan. In addition, a separate patent family is being pursued, which is specifically directed to SUPPRELIN LA and a method for treating central precocious puberty. If granted, patent protection in the United States for SUPPRELIN LA would extend to mid-2025. Still another patent family is being pursued, which is specifically directed to our octreotide implant and a method of treating acromegaly. If granted, patent protection in the United States for our octreotide implant would extend to early 2026. We also own a U.S. patent and corresponding foreign counterpart, which is directed to an implanting device, or trocar, that is used to insert an implant beneath the skin. This United States trocar patent is scheduled to expire on April 3, 2023.

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

SANCTURA, approved for marketing in the U.S. on May 28, 2004, was granted five years of market exclusivity under the Waxman-Hatch Act. VANTAS, approved for marketing in the U.S. on October 12, 2004, was granted five years of market exclusivity. SUPPRELIN LA, approved for marketing in the U.S. on May 3, 2007 with an orphan designation, was granted seven years of market exclusivity. SANCTURA XR, approved for marketing in the U.S. on August 3, 2007, is granted three years of market exclusivity.

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

Reimbursement. Section 303(c) of the Medicare Modernization Act of 2003 (MMA) revised the payment methodology for Part B covered drugs (such as VANTAS and SUPPRELIN LA) that are not paid on a cost or prospective payment basis. In particular, section 303(c) of the MMA amended Title XVIII of the Act by adding section 1847A, which established a new average sales price (ASP) drug payment system. Beginning January 1, 2005, drugs and biologicals not paid on a cost or prospective payment basis will be paid based on the ASP methodology, and payment to the providers will be 106 percent of the ASP. There are exceptions to this general rule which are listed in the latest ASP quarterly change request (CR) document. The ASP methodology uses quarterly drug pricing data submitted to the CMS by drug manufacturers. CMS will supply contractors with the ASP drug pricing files for Medicare Part B drugs on a quarterly basis.

In addition, rebates must be paid to government organizations under the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993 and discounted pricing is required for purchases by authorized users of the Federal Supply Schedule of the General Services Administration. Since 1993, as a result of the Veterans Health Care Act of 1992, including the Veterans Administration, the Department of Defense, Coast Guard, and the PHS, including the Indian Health Service.

EMPLOYEES

As of September 30, 2007, we had 251 full-time employees. None of our employees are represented by a labor union and we believe our employee relations are satisfactory. We are highly dependent upon certain key personnel and believe our future success will depend in large part on our ability to retain such individuals and attract other highly skilled management, marketing and scientific personnel.

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

Risks Relating to Our Business

We will be dependent on our marketed products and the ability of Allergan to perform its obligations with respect to SANCTURA and SANCTURA XR.

We expect to derive a substantial portion of our revenue in fiscal 2008 from only three products, provided this will increase to four if we and Allergan are able to successfully launch SANCTURA XR which was approved by the FDA on August 3, 2007. One is SANCTURA, a treatment for overactive bladder, which we co-promote with our marketing partner, Allergan. The others are VANTAS, a product for the treatment of advanced prostate cancer, and SUPPRELIN LA, for the treatment of central precocious puberty. We believe that revenues derived under our agreement with Allergan and from the sale of VANTAS and SUPPRELIN LA will continue to account for a substantial portion of our revenue for the foreseeable future.

In October 2007, Allergan became our new partner with respect to SANCTURA and SANTURA XR in connection with its acquisition of Esprit. Our agreement with Allergan is referred to herein as the Allergan Agreement. We are highly dependent on Allergan for the commercialization and marketing of SANCTURA and SANCTURA XR in the U.S. and for performance of its obligations under the Allergan Agreement. Under the terms of the Allergan Agreement, Allergan will be responsible for all U.S. marketing and sales activities relating to SANCTURA, and SANCTURA XR when launched (we have the right co-promote SANCTURA XR through March 2009). As such, we will depend on Allergan to devote sufficient resources to effectively market SANCTURA and SANCTURA XR. The failure of Allergan to effectively market SANCTURA or SANCTURA XR or perform its obligations under the Allergan Agreement, could materially adversely affect our business, financial condition and results of operations.

We currently market VANTAS and SUPPRELIN LA ourselves through our approximately 100-person specialty sales force. Our specialty sales force may not be able to successfully market and sell such products. Moreover, because our marketing resources are limited, we may be unable to devote sufficient resources to our marketed products to maintain, or achieve increasing, market acceptance of such products in their highly competitive marketplaces. If we are unable to successfully market and sell such products, it will have a material adverse effect on our business and results of operations.

Our product candidates may not be successfully developed or achieve market acceptance. In particular, we are dependent on FDA approval and market acceptance of NEBIDO.

We currently have multiple compounds or products which are in various stages of development and have not been approved by the FDA. These product candidates are subject to the risk that any or all of them are found to be ineffective or unsafe, or otherwise may fail to receive necessary regulatory clearances or receive such clearances on a timely basis.

We expect to derive a substantial portion of our long term revenues from the market acceptance of NEBIDO if it is approved. On November 1, 2007 we announced that the FDA accepted for review our NDA for NEBIDO. The FDA Prescription Drug User Fee Act (PDUFA) target action date for NEBIDO is June 27, 2008. We would be materially adversely affected if we are unable to obtain FDA approval for NEBIDO or if the FDA should require additional testing prior to FDA approval. In addition, the FDA may impose post-marketing or other regulatory requirements after approval, which could have an adverse affect on the commercialization of

NEBIDO. Even if NEBIDO receives regulatory clearance, there can be no assurance that it will achieve or maintain market acceptance. If NEBIDO does not achieve market acceptance it will have a material adverse effect on our business and results of operations.

We are unable to predict whether any of our other product candidates, such as VALSTAR and the octreotide implant, will receive regulatory clearances or will be successfully manufactured or marketed. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products are long and uncertain. Even if these product candidates receive regulatory clearance, there can be no assurance that such products will achieve or maintain market acceptance which could have a material adverse effect on our business and results of operations.

The product candidates that we are attempting to develop differ from established treatment methods and will compete with a number of more established drugs and therapies manufactured and marketed by major pharmaceutical companies. If any of our products or product candidates fails to achieve market acceptance, we may not be able to market and sell the products successfully, which would limit our ability to generate revenue and could harm our business.

We may not compete successfully in the urology and endocrinology markets, including for sales of our products as well as the acquisition of additional compounds.

Our products compete in the urology and endocrinology markets. The competition in the urology and endocrinology markets is intense and is expected to increase. Our products compete with many current drug therapies or with new drugs which may reach the market in the future. Launches of other competitive products may occur in the near future, and we cannot predict with accuracy the timing or impact of the introduction of competitive products or their possible effect on our sales.

We compete against biotechnology companies, universities, government agencies, and other research institutions. Many of the companies who market or are expected to market competitive drugs or other products are large, multinational companies who have substantially greater marketing and financial resources and experience than us. We may not be able to develop products that are more effective or achieve greater market acceptance than competitive products. In addition, our competitors may develop products that are safer or more effective or less expensive than those we are developing or that would render our products less competitive or obsolete.

In addition, although we will have proprietary protection for VANTAS and other products we are developing, we could face competition from generic substitutes of these products and our other marketed products, such as SANCTURA. Because generic manufacturers are not exposed to development risks for such generic substitutes, these manufacturers can capture market share by selling generic products at lower prices, which can reduce the market share held by the original product.

Sales of competing products may cause a decrease in the selling price or units sold for our products, and could have a material adverse effect on our net product sales, gross margin and cash flows from operations. In the event our products were unable to be sold at the rate we currently anticipate, we could potentially have excess inventory, resulting in an impairment charge that could have a material adverse effect on our financial statements.

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

In particular, our marketed products and near term product candidates compete against the following products:

•

SANCTURA and SANCTURA XR, if launched, compete against anticholinergics, such as Detrol and Detrol LA (tolterodine) by Pfizer, Ditropan and Ditropan XL (oxybutynin) by Johnson & Johnson, Inc., Oxytrol (oxybutynin transdermal patch) by Watson Pharmaceuticals, Vesicare (solifenacin) by Astellas Pharma US, Inc. and Glaxo Smith Kline, Enablex (darifenacin) by Novartis A.G., generic oxybutynin, and generic oxybutynin extended release;

•

VANTAS competes against TAP Pharmaceutical Products’ Lupron and Aventis’ Eligard, both multiple injection formulations that deliver leuprolide; Watson Pharmaceuticals’ Trelstar, a multiple injection formulation that delivers triptorelin; AstraZeneca’s Zoladex, a biodegradable rod that delivers goserelin for up to three months; and BayerSchering’s Viadur, a rigid metal implant that releases leuprolide over a 12-month period;

•

NEBIDO, if approved and launched, will compete against gels, such as AndroGel by Solvay and Testim by Auxilium, transdermal patch systems, such as AndroDerm by Watson, and multiple injectable products currently marketed in the U.S. which require more frequent injections than NEBIDO;

•	SUPPRELIN LA competes against TAP Pharmaceutical Products’ Lupron Depot-PED; and

•	VALSTAR, if approved and launched, is the only product approved by the FDA for therapy of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the urinary bladder.

Physicians may not prescribe, and patients may not accept, our products if we do not promote our products effectively. Factors that could affect our success in marketing our products include:

•	the adequacy and effectiveness of our sales force and that of any co-promotion partners;

•	the adequacy and effectiveness of our production, distribution and marketing capabilities;

•	the success of competing products, including generics; and

•	the availability and extent of reimbursement from third-party payors.

In addition, we do not conduct our own research to discover new drug compounds. Instead, we depend on the acquisition of compounds from others for development through licensing, partnerships, corporate collaborations, strategic corporate transactions or company acquisitions. Therefore, in order to grow, we must continue to acquire and develop additional compounds. The success of this strategy depends upon our ability to identify, select and acquire compounds that meet the criteria we have established. Identifying suitable compounds is a lengthy, complex and uncertain process. In addition, we compete with other companies with substantially greater financial, marketing and sales resources, for the acquisition of compounds. We may not be able to acquire the rights to additional compounds through licensing or strategic acquisitions of selected assets or businesses, on terms we find acceptable or at all.

We rely on third parties with respect to manufacturing, distribution and commercialization of certain of our products as well as products we have out-licensed.

We are currently dependent on Madaus GmbH to manufacture SANCTURA, BayerSchering to manufacture NEBIDO and third parties to manufacture SANCTURA XR. We are also dependent on third parties in the supply chain, for the manufacture of trospium chloride, the active pharmaceutical ingredient in SANCTURA and SANCTURA XR, as well as for the packaging of SANCTURA and SANCTURA XR. If Madaus or any of these third parties were unable to achieve or maintain compliance with FDA requirements for manufacturers of drugs sold in the U.S., we would need to seek alternative sources of supply, which could create disruptions in the supply of SANCTURA, SANCTURA XR or NEBIDO. In addition, we are reliant on third parties for manufacturing relating to our non-core product candidates, such as PRO 2000 and pagoclone. Reliance on third-party manufacturers for the manufacture of most of our products, entails risks to which we would not be subject if we manufactured these products ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the manufacturing agreement by the third party and the possibility of termination or non-renewal of the agreement by the third party, at a time that is costly or inconvenient for us.

Any manufacturing facilities for any of our compounds are subject to FDA inspection both before and after NDA approval to determine compliance with cGMP requirements. There are a limited number of contract manufacturers that operate under cGMP that are capable of manufacturing our products. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our product candidates or commercialize them. Facilities used to produce our compounds may not have complied, or may not be able to maintain compliance, with cGMP. The cGMP regulations are complex and failure to be in compliance could lead to non-approval or delayed approval of an NDA which would delay product launch or, if approval is obtained, may result in remedial action, penalties and delays in production of material acceptable to the FDA

We expect to seek corporate partnerships for the manufacture and commercialization of our products. We may not be successful in finding corporate partners and the terms of any such arrangements may not be favorable to us. If we are unable to obtain any such corporate partners, development of our product candidates could be delayed or curtailed, which could materially adversely affect our operations and financial condition.

Any collaborative partners may not be successful in commercializing our products or may terminate their collaborative agreements with us. If we enter into any collaborative arrangements, we will depend on the efforts of these collaborative partners and we will have limited or no control over the development, manufacture and commercialization of the products subject to the collaboration. If certain of our collaborative partners terminate the related agreements or fail to develop, manufacture or commercialize our products, we would be materially adversely affected. Because we expect generally to retain a royalty interest in sales of products licensed to third parties, our revenues may be less than if we marketed products directly.

We have out-licensed to third parties the development and commercialization efforts of many of our non-core products and product candidates such as aminocandin and IP 751. We are dependent on such third parties with respect to development and commercialization of such products and product candidates and we have limited or no influence over their efforts and activities. Reliance on third parties for such efforts entails risks, many of which we would not be subject if we developed these products ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the licensing agreement by the third party and the possibility of termination or non-renewal of the agreement by the third party, at a time that is costly or inconvenient for us. In addition, the occurrence of any such events or any other failure by these third parties to adequately develop or commercialize these products or product candidates could materially adversely effect our operations and financial condition.

As a manufacturer of some of our products, we are subject to risks of reliance on single suppliers, interruptions on the manufacturing process and regulatory requirements.

As a manufacturer of some of our products and product candidates, we are subject to a variety of risks, including risks pertaining to reliance on single suppliers, interruptions on the manufacturing process and regulatory requirements.

We currently rely on single suppliers for some of our products and product candidates, including in particular histrelin, the active ingredient in VANTAS, SUPPRELIN LA and the octreotide implant. Any alternate sources of these raw materials and services may not be immediately available to us and may not meet specifications or requirements of us or the FDA. Consequently, if any of our suppliers are unable or unwilling to supply us with these raw materials in sufficient quantities with the correct specifications, or provide services on commercially acceptable terms, we may not be able to manufacture our products or our product candidates in a timely manner or at all, which could materially adversely effect our operations and financial condition.

Any interruption in the supply or manufacturing of our products or product candidates may adversely impact sales of our products or the development of our product candidates. Any lack of supply during such the period of such interruption may have an adverse impact on our future sales because physicians may have elected to use alternative treatments during this time frame or may, as a result of this interruption, permanently switch to another product. For example, prior to the merger with Indevus, Valera experienced two separate disruptions in its manufacturing of VANTAS due to issues caused by its supply of histrelin. These difficulties delayed the manufacturing of VANTAS for several weeks and directly impacted Valera’s supply of VANTAS in 2005. Also, VALSTAR was withdrawn from the market in 2002 due to a manufacturing problem. In the future, we may experience other disruptions in our manufacturing process for these and our products and product candidates which may adversely impact sales and development.

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

We also currently contract with third parties for most of our manufacturing needs and do not manufacture any of our own products or product candidates, except for VANTAS and SUPPRELIN LA. We do not currently have any substitute manufacturing facilities and arrangements in place with respect to our manufacturing facility now used for VANTAS and SUPPRELIN LA. As such, if we are unable to continue to use our current manufacturing facility for any reason, including regulatory non-compliance or otherwise, it could materially adversely affect our operations and financial condition. In addition, we cannot be certain that alternative manufacturing sources will be available on reasonable terms or at all.

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

We rely on the protection provided by our intellectual property and have limited patent protection on some of our products and we are dependent on market exclusivity for some of our products.

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

Our license for SANCTURA, a compound approved for use in the treatment of overactive bladder, does not include any patents used in the commercialization of the product. We do not otherwise currently own or have a license to issued patents that cover our SANCTURA product. Our ability to successfully commercialize SANCTURA in the U.S. will depend on the continued availability of market exclusivity under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the Waxman-Hatch Act, which provides protections for certain new products. The Waxman-Hatch Act provides for a period of market exclusivity in the U.S. for SANCTURA for five years from the date of FDA approval, May 28, 2004. The marketing of SANCTURA could be materially adversely affected if the period of market exclusivity is shortened. After this time, there may be generic versions of trospium chloride available to treat overactive bladder at significantly lower prices than SANCTURA, in which case sales of SANCTURA will likely decrease significantly.

Although we have patent applications that have been published pertaining to SANCTURA XR, the applications continue to be pending and we cannot predict whether any patents will issue on such applications. If granted, there can be no assurance that these patents can or will preclude eventual market erosion from new technologies or competing products. If we are unable to obtain a patent on such formulation we will have to rely solely on market exclusivity for this formulation, which will be shorter than five years.

Further, we will not have exclusive rights with respect to the sale of VALSTAR because the product candidate is not covered by any patents or orphan drug exclusivity. As a result, competitors may compete with us by, among other things, introducing a generic version of the product or a similar product that contains the active ingredient, valrubicin.

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

The successful commercialization of our products will depend on obtaining reimbursement at adequate levels from government authorities, private health insurers and Medicare/Medicaid for patient use of these products.

Sales of pharmaceutical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs, such as Medicare and Medicaid, and private health insurers. These third party payors control healthcare costs by limiting both coverage and the level of reimbursement for healthcare products. Third party payors are increasingly challenging the price and examining the cost effectiveness of medical products and services and altering reimbursement levels. The levels at which government authorities and private health insurers reimburse physicians or patients for the price they pay for our current marketed products or products we may develop could affect the extent to which we are able to commercialize these products.

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

In particular, Future Medicare reimbursement levels may decline for VANTAS, which would have an adverse effect on our net product sales. Reimbursement levels are currently set by the numerous Medicare carriers in the United States which, in the aggregate, cover all fifty states. Certain Medicare carriers have a policy which sets the reimbursement rate for VANTAS based on our average selling price (“ASP”). Other Medicare carriers have a policy that applies the least costly alternative, or LCA, methodology to VANTAS. LCA is a payment methodology that allows Medicare carriers to pay the same reimbursement for drugs that have been determined by Medicare to be “medically equivalent.” VANTAS is currently the least costly alternative in the class of LHRH drugs. Further, certain Medicare carriers have a policy which segregates twelve-month products from all other dosages, including one, three, four and six month injectable products, and reimburses at different rates for these two groups of products, or a split policy. Finally, there are some Medicare carriers which state they have a policy which reimburses on an ASP or LCA methodology, but which we believe make payments based upon a split policy.

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

Significant uncertainty generally exists as to the reimbursement status of newly approved healthcare products. Our ability to achieve acceptable levels of reimbursement for product candidates will affect our ability to successfully commercialize, and attract collaborative partners to invest in the development of, our product candidates. Reimbursement may not be available for products that we may develop and reimbursement or coverage levels may reduce the demand for, or the price of products that we may develop. If we cannot maintain coverage for our existing marketed products or obtain adequate reimbursement for other products we develop, the market for those products may be limited.

Acceptable levels of reimbursement will also have an effect on our ability to attract collaborative partners to invest in the development of, our products and product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to obtain collaborative partners to manufacture and commercialize our products and product candidates, and may not be able to obtain a satisfactory financial return on our own manufacturing and commercialization of any future products.

To be successful, our product candidates must be accepted by the health care community, which can be very slow to adopt or be unreceptive to new products.

Our business is dependent on market acceptance of our products by physicians, healthcare payors, patients and the medical community. Medical doctors’ willingness to prescribe, and patients’ willingness to accept, our products depend on many factors, including:

•	perceived safety and efficacy of our products;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects in both clinical trials and commercial use;

•	availability of alternative treatments;

•	cost effectiveness;

•	effectiveness of our marketing strategy and the pricing of our products;

•	publicity concerning our products or competing products; and

•	our ability to obtain third-party coverage or reimbursement.

If our products are not accepted by physicians, healthcare payors, patients and the medical community, it will have a material adverse effect on our business and results of operations.

We rely on the favorable outcome of clinical trials of our product candidates including NEBIDO and the octreotide implant.

Before obtaining regulatory approval for the commercial sale of any of the pharmaceutical product candidates we are developing, we or our licensees must demonstrate that the product is safe and efficacious for use in each target indication. The process of obtaining FDA and other regulatory approvals is lengthy and expensive. If clinical trials do not demonstrate the safety and efficacy of certain products under development, we will be materially adversely affected. The results of pre-clinical studies and early clinical trials may not predict results that will be obtained in large-scale testing or use. Clinical trials of products we are developing may not demonstrate the safety and efficacy of such products. In particular, NEBIDO has thus far demonstrated an acceptable safety profile in clinical trials, there can be no assurance that the safety profile of the drug would not change when taken in future trials or by a larger population of users.

Regardless of clinical trial results, the FDA may not approve marketing of the product. The costs to obtain regulatory approvals are considerable and the failure to obtain, or delays in obtaining, regulatory approval could have a significant negative effect on our business performance and financial results. Even if pre-launch approval of a product is obtained, the FDA is authorized to impose post-marketing requirements. A number of companies in the pharmaceutical industry, including Indevus, have suffered significant setbacks in advanced clinical trials or have not received FDA approval, even after promising results in earlier trials. For example, while there were multiple clinical trials of pagoclone that demonstrated statistically significant efficacy, while but other trials of pagoclone were unsuccessful. These unsuccessful trials prompted Pfizer (our previous licensee of this compound) to elect not to pursue further development of the compound and to return to us all rights to pagoclone which resulted in a material adverse impact on our stock price.

We rely on third parties to conduct certain of the clinical trials for our product candidates, and if they do not perform their obligations to us, we may not be able to obtain regulatory approvals for or commercialize our product candidates.

We design the clinical trials for our product candidates, but we rely on academic institutions, private physician offices, corporate partners, contract research organizations and other third parties to assist in the managing and monitoring of these trials. Accordingly, we may have less control over the timing and other aspects of these clinical trials than if we conducted the trials entirely on our own. For example, we are conducting certain clinical trials for the octreotide implant in Europe; however, we have employed a contract research organization to monitor the trials. We will also contract with a third party to handle the data management for these trials.

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

We have regulatory and guideline and related pricing risks.

Our marketed products have been approved by the FDA. The FDA may impose post-marketing or other regulatory requirements after approval, which could have an adverse affect on the commercialization of these products. In addition, although these products have thus far demonstrated an acceptable safety profile in clinical trials, there can be no assurance that the safety profile of the drugs would not change when assessed in future trials or when used by a larger patient population.

If our products become subject to efficacy or safety concerns, whether or not scientifically justified, leading to product recalls, withdrawals or declining sales, unexpected side effects or regulatory proceedings, the impact on our revenues could be significant.

Government health care cost-containment measures can significantly affect our sales and profitability. These include federal, state, and foreign laws and regulations that negatively affect pharmaceutical pricing, such as Medicaid and Medicare, pharmaceutical importation laws, and other laws and regulations that, directly or indirectly, impose governmental controls on the prices at which our products are sold.

Government agencies promulgate regulations and guidelines directly applicable to us and our products. In addition, professional societies, practice management groups, private health and science foundations and organizations involved in various diseases from time to time may also publish guidelines or recommendations to the health care and patient communities. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines suggesting the reduced use of our products or the use of competitive or alternative products that are followed by patients and health care providers could result in decreased use of our products.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals in recent years to change the healthcare system in ways that could impact our ability to profitably sell our marketed products and any other products that we may develop. These proposals include prescription drug benefit proposals for Medicare beneficiaries and measures that would limit or prohibit payments for certain medical treatments or subject the pricing of drugs to government control. Legislation creating a prescription drug benefit and making certain changes in Medicaid reimbursement has been enacted by Congress and signed by the President. Additionally, Medicare regulations implementing the prescription drug benefit became effective as of January 1, 2006. These and other regulatory and legislative changes or proposals may affect our ability to raise capital, obtain additional collaborators and market our existing products and any other products that we may develop. In addition, in many foreign countries, particularly the countries of the European Union, the pricing of prescription drugs is subject to government control. If our products are or become subject to government regulation that limits or prohibits payment for our products, or that subject the price of our products to governmental control, our ability to sell our current marketed products and other products we may develop in commercially acceptable quantities at profitable prices may be harmed.

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

We have worldwide rights to market many of our products and product candidates. We intend to seek approval of and market our products outside of the U.S. For example, we have agreements to license VANTAS in Canada, South Africa, Asia and Argentina. To market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing that product in those countries. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the regulatory authorities of any other country, nor does the approval by foreign regulatory authorities in one country ensure approval by regulatory authorities in other foreign countries or the FDA. Other than the approval of VANTAS for marketing in the European Union and certain other foreign jurisdictions, we may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market. If we fail to comply with these regulatory requirements or obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue from abroad will be adversely affected.

We have product liability exposure and insurance uncertainties related to our products.

The use of products in clinical trials and the marketing of products may expose us to substantial product liability claims and adverse publicity. Certain of our agreements require us to obtain specified levels of insurance coverage, naming the other party as an additional insured. We currently maintain product liability and clinical trial insurance in the amount of $40,000,000. We may obtain additional coverage for products that may be marketed in the future. We may not be able to maintain or obtain insurance coverage, or to obtain insurance in amounts sufficient to protect us or other named parties against liability, at a reasonable cost, or at all. In addition, any insurance obtained may not cover any particular liability claim. We have indemnified certain licensors, licensees and contractors and may be required to indemnify additional licensors, licensees or contractors against product liability claims incurred by them as a result of products we develop or market. If uninsured or insufficiently insured product liability claims arise, or if a successful indemnification claim was made against us, our business and financial condition could be materially adversely affected. In addition, any payments made by us in connection with product liability litigation could result in significant charges to operations and would materially adversely affect our results of operations and financial condition.

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

Our agreements with licensors and licensees generally provide the other party with rights to terminate the agreement, in whole or in part, under certain circumstances. Many of our agreements require us to diligently pursue development of the underlying product or product candidate or risk loss of the license or incur penalties. Depending upon the importance to us of the product that is subject to any such agreement, this could materially adversely affect our business. In particular, termination of our agreements with Allergan, Madaus, or Helsinn Chemicals SA and Helsinn Advanced Synthesis SA, related to SANCTURA and SANCTURA XR, our agreements with BayerSchering, under which we licenses NEBIDO, or our agreement with Aventis, under which we license pagoclone, would materially harm us. The agreements with Allergan, Madaus, Aventis or BayerSchering may be terminated by any of them if we are in material breach of our agreements with them or if we become insolvent or file for bankruptcy protection. Termination of the supply agreement with Plantex USA Inc. for the supply of valrubicin, the active pharmaceutical ingredient for VALSTAR, could significantly hinder the potential to commercialize VALSTAR.

We will need additional funds in the near future.

We believe that our existing cash resources will be sufficient to fund our planned operations through December 2008. Our cash requirements and cash resources will vary significantly depending upon the following principal factors:

•	marketing success of SANCTURA, VANTAS and SUPPRELIN LA;

•	launch and marketing success of SANCTURA XR;

•	approval, launch and marketing success of NEBIDO;

•	the costs and progress of our research and development programs;

•	the timing and cost of obtaining regulatory approvals; and

•	the timing and cash flows of in-licensing or out-licensing products.

In addition, we continue to expend substantial funds for research and development, marketing, general and administrative expenses and manufacturing. We expect to continue to use substantial cash for operating activities in fiscal 2008 as we continue to fund our development activities for NEBIDO, the octreotide implant and other product candidates, as well as sales and marketing activities VANTAS, SUPPRELIN LA and VALSTAR. We are also co-promoting SANCTURA and SANCTURA XR.

We may seek or receive additional funding through corporate collaborations, strategic combinations or public or private equity and debt financing options. Any such corporate collaboration, strategic combination or financial transactions could result in material changes to the capitalization, operations, management and prospects for our business and no assurance can be given that the terms of any such transaction would be favorable to us or our security holders. If we raise additional funds by issuing equity securities, existing stockholders will be diluted and future investors may be granted rights superior to those of existing stockholders. There can be no assurance that additional financing will be available on terms acceptable to us or at all. If we sell securities in a private offering, we may have to sell such shares at a discount from the market price of our stock which could have a negative effect on our stock price. In addition, future resales of shares in the public market sold in a private offering could negatively affect our stock price.

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

We have incurred substantial net losses over the past five fiscal years, including net losses of approximately $31,800,000, $68,200,000, $53,200,000, $50,600,000 and $103,800,000 for fiscal years 2003, 2004, 2005, 2006 and 2007, respectively. At September 30, 2007 we had an accumulated deficit of approximately $576,500,000.

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

We may be adversely impacted if our controls over external financial reporting fail or are circumvented.

We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes Oxley Act of 2002 to report annually on our internal control over financial reporting. If we, or our independent registered public accounting firm, determine that our internal control over financial reporting is not effective, this shortcoming could have an adverse effect on our business and financial results and the price of our common stock could be negatively affected. This reporting requirement could also make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulation concerning control and procedures could have a material effect on our business, results of operation and financial condition. Any of these events could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact the market price of our shares, increase the volatility of our stock price and adversely affect our ability to raise additional funding. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees and as executive officers.

As we continue to evolve from a company that was primarily involved in development to one also involved in commercialization, we may encounter difficulties in managing our growth and expanding our operations successfully.

In order to continue to expand our current sales and commercialize our other product candidates, particularly NEBIDO, we currently anticipate that we will need to add some managerial, selling, operational, financial and other employees over the next two years. Expansion may place a strain on our management, operational and financial resources. Moreover, higher than expected market growth of our products, the acquisition or in-licensing of additional products, as well as the development and commercialization of our other product candidates or marketing arrangements with third parties, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals.

As our operations expand, we expect that we will need to manage additional relationships with various collaborative partners, suppliers and other third parties. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls that could expose us to an increased risk of the occurrence of financial or accounting irregularities or fraud.

We may be unable to integrate successfully the businesses of Valera and realize the anticipated benefits of the merger.

In April 2007, we completed our merger with Valera Pharmaceuticals, Inc. The success of the merger will depend, in part, on our ability to realize the anticipated synergies, growth opportunities and cost savings from integrating Valera’s business with our business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Valera. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among other factors:

•	coordinating geographically separated organizations, systems and facilities, including complexities associated with managing the combined businesses at two separate locations;

•	combining the sales force territories and competencies associated with the sale of products presently sold by Indevus or Valera;

•	integrating personnel from different companies while maintaining focus on providing consistent, high-quality products and customer service;

•	unforeseen expenses or delays associated with the merger; and

•	performance shortfalls as a result of the diversion of management’s attention to the merger.

If we are unable to successfully combine the businesses of Indevus and Valera in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the merger, such anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, it is possible that the integration process could result in the loss of key employees, the disruption or interruption of, or the loss of momentum in, inconsistencies between each company’s standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.

We may undertake strategic acquisitions in the future and any difficulties from integrating such acquisitions could adversely affect our stock price, operating results and results of operations.

We may acquire companies, businesses and products that complement or augment our existing business. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Integrating any newly acquired business or product could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we predict. The diversion of our management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness.

As part of our efforts to acquire companies, business or product candidates or to enter into other significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from acquisitions we may consummate in the future, whether as a result of unidentified risks, integration difficulties, regulatory setbacks and other events, our business, results of operations and financial condition could be adversely affected. If we acquire product candidates, we will also need to make certain assumptions about, among other things, development costs, the likelihood of receiving regulatory approval, the costs of manufacturing, and the market for such product candidates. Our assumptions may prove to be incorrect, which could cause us to fail to realize the anticipated benefits of these transactions.

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

We have a small number of employees and are dependent on certain executive officers and scientific personnel, including Glenn L. Cooper, our Chief Executive Officer, Thomas F. Farb, our President and Chief Operating Officer, Noah D. Beerman, our Chief Business Officer, Mark S. Butler, our Chief Administrative Officer and General Counsel, Michael W. Rogers, our Chief Financial Officer, and Bobby W. Sandage, Jr., our Chief Scientific Officer. Our business could be adversely affected by the loss of any of these individuals. In addition, we rely on the assistance of independent consultants to design and supervise clinical trials and prepare FDA submissions.

Competition for qualified employees, including sales people, among pharmaceutical and biotechnology companies is intense. If key employees terminate their employment, or insufficient numbers of employees are retained to maintain effective operations, our sales, marketing or development activities and prospects might be adversely affected. In addition, we might not be able to locate suitable replacements for any key employees that leave Indevus or offer employment to potential replacements on reasonable terms.

Risks Relating to Our Common Stock and Other Securities

We may issue preferred stock with rights that could affect your rights and prevent a takeover of the business.

Our board of directors has the authority, without further approval of our stockholders, to fix the rights and preferences, and to issue up to 5,000,000 shares of preferred stock, 244,425 of which were issued and outstanding. As of September 30, 2007. In addition, vesting of shares of our common stock subject to awards under our 2004 Equity Incentive Plan accelerates, and outstanding options under our stock option plans become immediately exercisable, upon certain changes in control of Indevus, except under certain conditions. In addition, Delaware corporate law imposes limitations on certain business combinations. These provisions could, under certain circumstances, delay or prevent a change in control of Indevus and, accordingly, could adversely affect the price of our common stock.

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

The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our securities. Factors which may affect the market price for our securities, among others, include:

•	market success of SANCTURA and VANTAS;

•	successful launch and commercialization of SANCTURA XR;

•	successful commercialization of SUPPRELIN LA;

•	results of clinical studies and regulatory reviews;

•	marketing approval of NEBIDO;

•	sales by Valera’s former stockholders of significant amounts of Indevus common stock they received in the merger or upon conversion of any contingent stock rights;

•	partnerships, corporate collaborations and company acquisitions;

•	announcements by our corporate collaboration partners concerning our products, about which we generally have very limited control, if any, over the timing or content;

•	changes in the levels we spend to develop, acquire or license new compounds;

•	market conditions in the pharmaceutical and biotechnology industries;

•	competitive products;

•

sales, the possibility of sales, or buybacks of Indevus’ common stock or other financings, including resales of stock, stock issued upon conversion of the contingent stock rights issued in connection with the merger, issuance of additional debt and entering into credit facilities;

•

our results of operations and financial condition including variability in quarterly operating results due to timing and recognition of revenue, receipt of licensing, milestone and royalty payments, regulatory progress and delays and timing and recognition of certain expenses;

•

fluctuations in results of operations of the combined company of Indevus and Valera due to factors that affect the combined company that are different from those that affected the independent results of operations of each of Indevus or Valera prior to the merger;

•	changes in proprietary rights of our, or our competitor’s, products;

•	Redux-related litigation developments;

•	public concern as to the safety or commercial value of our products; and

•	general economic conditions.

The high and low sales prices of our common stock as reported by the NASDAQ Global Market were: $12.83 and $0.85 for fiscal 2002, $6.90 and $1.32 for fiscal 2003, $10.25 and $4.86 for fiscal 2004, $7.45 and $2.41 for fiscal 2005, $6.75 and $2.50 for fiscal 2006 and $8.06 and $5.58 for fiscal 2007. Our common stock is subject to delisting if our stock price drops below the bid price of $1.00 per share. If we fail to meet any of the continued listing requirements for the NASDAQ Global Market, our common stock could be delisted from the NASDAQ Global Market, the effects of which could include limited release of a market price of our common stock, limited liquidity for stockholders and limited news coverage and could result in an adverse effect on the market for our common stock.

The stock markets also experience significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

Further, in connection with the merger we agreed under certain circumstances to register up to approximately 6,200,000 shares (less any shares sold prior to the time of registration) of our common stock acquired by SMH Capital Inc. (and affiliated entities), or SMH, in connection with the merger for resale under the Securities Act on a Registration Statement on Form S-3. When sales of Indevus common stock by SMH or any other former Valera stockholder occur, the market price of our common stock could decline. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock.

Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our merger with Valera could have an adverse impact on our results of operations and the market value of our common stock.

The total estimated purchase price pertaining to our merger with Valera has been allocated to Valera’s net tangible assets, identifiable intangible assets, in process research and development and goodwill. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

The price for our common stock could be negatively affected if we issue additional shares or if third parties exercise registration rights.

Wyeth has the right, under certain circumstances, to require us to register for public sale 622,222 shares of our common stock issuable to it upon conversion of the Indevus Series B and Series C preferred stock it owns. We have outstanding registration statements on Form S-3 relating to the resale of our shares of common stock and on Form S-8 relating to shares issuable under our 1989 Stock Option Plan, 1994 Long-Term Incentive Plan, 1995 Employee Stock Purchase Plan, 1997 Equity Incentive Plan, 1998 Employee Stock Option Plan, 2000 Stock Option Plan, and 2004 Equity Incentive Plan. In addition, shares of our common stock may be issued upon conversion of the contingent stock rights issued in connection with the merger with Valera. The possibility of sales of such shares, private sales of securities or the possibility of resale of such shares in the public market may adversely affect the market price of our common stock.

Our stockholders could be diluted if we issue our shares subject to options, warrants, convertible notes, stock awards or other arrangements.

As of September 30, 2007, we had reserved the following shares of our common stock for issuance:

•

10,817,308 shares issuable in the aggregate upon conversion of the Convertible Senior Notes issued in July 2003, which are due in July 2008, referred to herein as the Old Notes (of which $75,000 remain outstanding) and the Convertible Senior Notes issued in August 2007, which are due in July 2009, referred to herein as the New Notes (of which $71,925,000 remain outstanding);

•

13,731,000 shares issuable upon exercise of outstanding options, Performance Stock Awards and deferred stock units, certain of which may be subject to anti-dilution provisions which provide for the adjustment to the conversion price and number of shares for option holders if Indevus issues additional securities below certain prices;

•	622,222 shares upon conversion of preferred stock owned by Wyeth, subject to anti-dilution provisions; and

•	3,105,000 shares reserved for grant and issuance under our stock option, stock purchase and equity incentive plans.

We may grant additional options, warrants or stock awards. To the extent such shares are issued, the interest of holders of our common stock will be diluted.

In addition, we are obliged to issue shares of common stock upon achievement of development milestones related to contingent stock rights, or CSRs, issued in connection with the merger with Valera. As a result of the May 3, 2007 FDA approval of SUPPRELIN LA and our possession of a specified amount of inventory of commercially sellable units, approximately 2,300,000 shares were issued. The achievement of future milestones related to two other outstanding CSRs could result in the issuance of shares totaling approximately $40,600,000.

Leverage as a result of our outstanding convertible notes may harm our financial condition and results of operations.

At September 30, 2007, we had $72,000,000 of outstanding debt reflected on our balance sheet relating to the Old Notes and New Notes. There currently is $75,000 of Old Notes outstanding with a maturity date of July 15, 2008. There currently is $71,925,000 of New Notes outstanding with a maturity date of July 15, 2009.

The noteholders may decide not to convert the New Notes. If the price of our common stock at the time the New Notes become due does not exceed $8.50 for a specified period, then we may not be able to redeem the New Notes to cause a conversion, and then we may be obligated to repay the holders of the New Notes in cash on the July 2009 due date.

We may incur additional indebtedness in the future and the Old Notes and New Notes do not restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to the success of our development and commercialization of new pharmaceutical products, general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are not able to generate sufficient cash flow from operations or other sources in the future to service our debt, we may be required, among other things:

•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness, including the old notes or any new notes that may be issued;

•	to sell selected assets; or

•	to reduce or delay planned expenditures on clinical trials, and development and commercialization activities.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.

Our convertible senior notes may not be rated or may receive a lower rating than anticipated.

If one or more rating agencies rates our outstanding convertible senior notes, collectively referred to herein as the Notes, assigns the Notes a rating lower than the rating expected by investors, or reduces its rating in the future, the market price of the Notes would be harmed.

The price of the Notes may fluctuate significantly as a result of the volatility of the price for our common stock.

Because the Notes are convertible into shares of our common stock, volatility or depressed prices for our common stock could have a similar effect on the trading price of the Notes.

If we are unable to pay all of our debts, the noteholders will receive payment on the Notes only if we have funds remaining after we have paid any future secured indebtedness.

The Notes are unsecured and are effectively subordinated in right of payment to any future secured indebtedness that we may incur to the extent of the value of the pledged assets. If some or all of our assets are pledged to secure other obligations, there may not be sufficient assets remaining to pay amounts due on any or all of the outstanding Notes. In addition, we may be unable to fulfill our obligations to offer to repurchase the Notes upon a change of control.

The Notes will effectively be subordinated to the debt of our subsidiaries.

Our right to receive any assets of any of our subsidiaries upon their liquidation or reorganization, and therefore the right of the holders of the Notes to participate in those assets, will be effectively subordinated to the claim of that subsidiary’s creditors, including trade creditors. In addition, even if we were a creditor of any of our subsidiaries, our rights as a creditor would be subordinate to any security interest in the assets of our subsidiaries and any indebtedness of our subsidiaries senior to that held by us. Our subsidiaries have no obligation to pay any amounts due on the Notes or to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Furthermore, we are not limited in or prohibited from transferring cash or other assets to our subsidiaries from time to time.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We lease our corporate headquarters of approximately 53,200 square feet in Lexington, Massachusetts under two leasing agreements with total annual base rent of approximately $1,330,000. The initial terms for these leases expire in 2010 and 2012. We also lease two facilities in Cranbury, New Jersey consisting of a total of approximately 51,000 square feet with total annual base rent of approximately $1,278,000. The initial terms of these leases expire in 2015. We manufacture VANTAS and SUPPRELIN LA at our New Jersey facilities.

In October 2007, we entered into a sub-lease agreement with Nano-Ditech Corporation to sub-lease 7,400 square feet of excess space located in our 7 Clarke Drive, Cranbury, New Jersey, facility. This sub-lease will provide annual rental income of approximately $156,000 through 2015.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

EXECUTIVE OFFICERS

The following table sets forth the names and positions of our executive officers:

Name	Age	Position
Glenn L. Cooper, M.D	54	Chief Executive Officer and Chairman

Thomas F. Farb	51	President and Chief Operating Officer

Noah D. Beerman	45	Executive Vice President, Chief Business Officer

Mark S. Butler	61	Executive Vice President, Chief Administrative Officer and General Counsel

Michael W. Rogers	47	Executive Vice President, Chief Financial Officer and Treasurer

Bobby W. Sandage, Jr., Ph.D.	54	Executive Vice President, Research and Development and Chief Scientific Officer

Glenn L. Cooper, M.D. is our Chairman and Chief Executive Officer. Dr. Cooper has been Chairman since January 2000, Chief Executive Officer since May 1993, and was President until Thomas F. Farb’s election as President in 2006. Dr. Cooper joined us in May 1993 as President, Chief Executive Officer and a member of the Board of Directors. In January 2000, Dr. Cooper was appointed Chairman of the Board of Directors. From September 1992 to June 1994, Dr. Cooper was also President and Chief Executive Officer of Progenitor, Inc. Prior to joining Progenitor, Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx Pharmaceuticals Corporation from August 1990. Prior to Sphinx, Dr. Cooper had been associated with Eli Lilly since 1985, from June 1987 to July 1990 as Director, Clinical Research, Europe, of Lilly Research Center Limited; from October 1986 to May 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from June 1985 to September 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories. Dr. Cooper received an M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and received a B.A. from Harvard College.

Thomas F. Farb is our President and Chief Operating Officer, a position he has held since re-joining us in October 2006. Mr. Farb had previously served as our Executive Vice President and Chief Financial Officer from April 1994 to August 1998. From September 2003 to October 2006, Mr. Farb was Managing Director of New America Partners, an investment management and merchant bank firm which he co-founded. Prior to New America Partners, Mr. Farb was a General Partner and Chief Financial Officer of Summit Partners from September 1998 to September 2003. From October 1992 to March 1994, Mr. Farb was Vice President, Corporate Development and Strategic Planning and Chief Financial Officer for Cytyc Corporation, a publicly-held medical device and diagnostics company. Mr. Farb received a B.A. from Harvard College.

Noah D. Beerman is our Executive Vice President and Chief Business Officer, a position he has held since September 2004. Mr. Beerman joined us in June 1997 as Director of Business Development and subsequently was appointed Executive Director in June 1998, Vice President in January 2000, and Senior Vice President in August 2000. Prior to joining us, Mr. Beerman was Vice President in charge of healthcare at Technology Management and Funding (TMF), a venture firm, from June 1995 to June 1997, where he developed and executed commercialization and business development strategies for TMF’s biotechnology portfolio. He previously served in a variety of business development and scientific capacities at Creative BioMolecules from January 1994 to June 1995, Sandoz AG from January 1988 to December 1993, and Repligen from June 1984 to December 1987. Mr. Beerman received an M.B.A. from Northeastern University’s High Technology Program and a B.S. in molecular genetics from the University of Rochester.

Mark S. Butler is our Executive Vice President, Chief Administrative Officer and General Counsel, a position he has held since December 1995. Mr. Butler joined us in December 1993 as Senior Vice President, Chief Administrative Officer and General Counsel. Prior to joining us, Mr. Butler was associated with the Warner-Lambert Company since 1979, serving as Vice President, Associate General Counsel since 1990, as Associate General Counsel from 1987 to 1990, Assistant General Counsel from 1985 to 1987 and in various other legal positions from 1979 to 1985. From 1975 to 1979, Mr. Butler was an attorney with the law firm of Shearman & Sterling. Mr. Butler received an Advanced Professional Certificate in Finance from the New York University School of Business, a J.D. from Fordham Law School and a B.A. from Holy Cross College.

Michael W. Rogers is our Executive Vice President, Chief Financial Officer and Treasurer, a position he has held since joining us in February 1999. From February 1998 to December 1998, Mr. Rogers was Executive Vice President and Chief Financial and Corporate Development Officer at Advanced Health Corporation, a publicly-traded healthcare information technology company. From July 1995 to November 1997, he was Vice President, Chief Financial Officer and Treasurer of AutoImmune, Inc., a publicly-traded biopharmaceutical company. From July 1994 to July 1995, Mr. Rogers was Vice President, Investment Banking at Lehman Brothers, Inc. From 1990 to 1994, he was associated with PaineWebber, Inc., serving most recently as Vice President, Investment Banking Division. Mr. Rogers received an M.B.A. from the Darden School at the University of Virginia and a B.A. from Union College.

Bobby W. Sandage, Jr., Ph.D. is our Executive Vice President, Research and Development and Chief Scientific Officer, a position he has held since December 1995. Dr. Sandage joined us in November 1991 as Vice President-Medical and Scientific Affairs and was appointed Vice President, Research and Development in February 1992 and, Senior Vice President, Research and Development in February 1994. From February 1989 to November 1991, Dr. Sandage was Associate Director, Project Management for the Cardiovascular Research and Development division of DuPont Merck Pharmaceutical Company. From May 1985 to February 1989 he was affiliated with the Medical Department of DuPont Critical Care, most recently as associate medical director, medical development. Dr. Sandage is an adjunct professor in the Department of Pharmacology at the Massachusetts College of Pharmacy. Dr. Sandage received a Ph.D. in Clinical Pharmacy from Purdue University and a B.S. in Pharmacy from the University of Arkansas.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Securities

Our Common Stock trades on the NASDAQ Global Market under the symbol “IDEV”. The table below sets forth the high and low sales prices of our Common Stock as reported by the NASDAQ Global Market for the periods indicated. These prices are based on quotations between dealers, do not reflect retail mark-up, mark-down or commissions, and do not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended September 30, 2007:
July 1 through September 30, 2007	$7.48	$6.00
April 1 through June 30, 2007	7.85	6.10
January 1 through March 31, 2007	7.48	6.18
October 1 through December 31, 2006	8.06	5.58
Fiscal Year Ended September 30, 2006:
July 1 through September 30, 2006	$6.48	$4.99
April 1 through June 30, 2006	6.32	4.25
January 1 through March 31, 2006	6.75	4.92
October 1 through December 31, 2005	5.43	2.50

Approximate Number of Equity Security Holders

The number of holders of record of our Common Stock as of September 30, 2007 was approximately 664.

We have never paid a cash dividend on our Common Stock and anticipate that for the foreseeable future any earnings will be retained for use in our business; any dividends will be subject to the preferential dividend of $0.1253 per share payable on the outstanding Series B Preferred Stock ($30,000 per annum), $1.00 per share payable on the outstanding Series C Preferred Stock ($5,000 per annum) and dividends payable on any other preferred stock that we may issue.

Securities Authorized for Issuance under Equity Compensation Plans

Provided below is information required by Regulation S-K, Item 201(d) relative to our equity compensation plans and arrangements as of September 30, 2007:

Plan category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,303,246	$4.91	3,092,872
Equity compensation plans or arrangements not approved by security holders	—		12,082	(1)

Total	13,303,246	$4.91	3,104,954

(1)	Reflects the number of shares of Common Stock issuable as of September 30, 2007 pursuant to the remaining number of Restricted Stock Awards then issuable under our 1997 Equity Incentive Plan, other than shares issuable upon the exercise of an option, warrant or right (see Note N of the Notes to Consolidated Financial Statements).

ITEM 6.	Selected Financial Data

The following selected financial data should be read together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended September 30, 2007, 2006 and 2005 and balance sheet data as of September 30, 2007 and 2006 set forth below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended September 30, 2004 and 2003 and balance sheet data as of September 30, 2005, 2004 and 2003 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Fiscal Years Ended September 30,
	2007	2006	2005	2004	2003
	(Amounts in thousands except per share)
Statement of Operations Data:
Revenues:
Product and royalty revenue	$25,033	$26,738	$14,269	$9,740	$4,316
Contract and license fees	41,034	23,714	19,067	8,986	929

Total revenues	66,067	50,452	33,336	18,726	5,245
Cost of product revenue	14,640	19,692	8,593	7,950	1,073
Research and development	41,927	43,203	30,597	23,303	24,466
Marketing, general and administrative	60,185	36,009	41,983	51,916	11,105
Acquired in-process research and development	50,000	—	—	—	—
Amortization of intangibles	910	—	—	—	—

Loss from operations	(101,595)	(48,452)	(47,837)	(64,443)	(31,399)
Investment income	3,354	3,505	3,142	1,396	664
Interest expense	5,492	5,170	5,170	5,170	1,077
Minority interest and other	93	437	182	(5)	—

Loss before income taxes	(103,826)	(50,554)	(50,047)	(68,212)	(31,812)
Provision for income taxes	—	—	(3,171)	—	—

Net loss [1,2]	(103,826)	(50,554)	(53,218)	(68,212)	(31,812)
Preferred stock dividends	35	35	35	35	35

Net loss attributable to common stockholders	(103,861)	(50,589)	(53,253)	(68,247)	(31,847)
Loss per common share from operations-diluted	(1.61)	(1.02)	(1.13)	(1.43)	(0.68)
Net loss per common share-basic and diluted	$(1.61)	$(1.02)	$(1.13)	$(1.43)	$(0.68)
Weighted average common shares-diluted	64,679	49,411	46,977	47,542	46,930

	September 30,
	2007	2006	2005	2004	2003
	(Amounts in thousands)
Balance Sheet Data:
Working capital	$38,648	$54,876	$79,233	$131,288	$73,866
Total assets	183,050	92,307	112,531	173,838	90,071
Convertible Notes, long-term	68,037	72,000	72,000	72,000	72,000
Total liabilities including deferred revenue	257,313	216,511	227,667	236,868	83,817
Accumulated deficit	(576,501)	(472,675)	(422,121)	(368,903)	(300,691)
Total stockholders equity (deficit)	(74,338)	(124,330)	(115,142)	(63,038)	6,241

(1)	We adopted SFAS 123R on a prospective basis beginning in fiscal 2006. See Note N of the Notes to Consolidated Financial Statements.
(2)	We acquired Valera effective April 18, 2007. The acquisition was accounted for under the purchase method of accounting and the results of operations of Valera have been included in our consolidated results as of the acquisition date. See Note C of the Notes to Consolidated Financial Statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on this Form 10-K.

Our Business

We are a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. Our approved products include SANCTURA® and SANCTURA® XR for overactive bladder (“OAB”), which we co-promote with our partner Allergan, Inc. (“Allergan”), VANTAS® for advanced prostate cancer, SUPPRELIN® LA for central precocious puberty (“CPP”), and DELATESTRYL® for the treatment of hypogonadism. We market our products through an approximately 100-person specialty sales force.

Our core urology and endocrinology portfolio contains multiple compounds in development in addition to our approved products. Our most advanced compounds are NEBIDO® for male hypogonadism, VALSTAR™ for bladder cancer, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted diseases, the octreotide implant for acromegaly and a biodegradable ureteral stent used in association with the treatment of kidney stones.

In addition to our core urology and endocrinology portfolio, there are multiple compounds outside of our core focus area which we either currently outlicense for development and commercialization, or intend to outlicense in the future. These compounds include pagoclone for stuttering, ALKS 27 for chronic obstructive pulmonary disease (“COPD”) which we have been jointly developing with Alkermes, Inc. (“Alkermes”), aminocandin for systemic fungal infections for which we licensed the know-how to Novexel S.A. (“Novexel”) and IP 751 for pain and inflammation for which we recently licensed worldwide rights to Cervelo Pharmaceuticals, Inc. (“Cervelo”).

On April 18, 2007, we acquired Valera Pharmaceuticals, Inc., (“Valera”) a specialty pharmaceutical company focused on the development and commercialization of urology and endocrinology products (the “Valera Acquisition”). The Valera Acquisition was accounted for under the purchase method of accounting and the results of operations of Valera have been included in the consolidated results from the acquisition date.

Product Developments

SANCTURA XR

On August 3, 2007, the FDA approved the NDA for SANCTURA XR. As a result of this approval, we received a $49.9 million milestone payment from Esprit, our co-promotion partner for SANCTURA and SANCTURA XR in the United States at the time. In October 2006, we submitted an NDA to the FDA seeking approval for SANCTURA XR to treat patients with OAB. As a result of the submission of the NDA, we received a $10 million milestone payment from Esprit.

In September 2007, we entered into an Amended and Restated License, Commercialization and Supply Agreement with Esprit, which re-defined the obligations of each party and superseded all previous agreements, (the “Allergan Agreement”). On October 16, 2007, the effective date of the Allergan Agreement, Allergan also acquired Esprit resulting in Esprit being a wholly-owned subsidiary of Allergan. Upon effectiveness of the Allergan Agreement, we received an up-front license fee, partially creditable by Allergan against future payments to us, of $25 million. The Allergan Agreement also grants us the right to receive a fixed percentage of net sales for the term of this Agreement, subject to increasing annual minimum royalties aggregating to approximately $123 million for the first seven years of this Agreement, provided there is no product adverse event, as defined in the Allergan Agreement. In addition, we will receive approximately $9 million in annual sales force subsidy for fiscal year 2008 which can be extended for six months at our option. We may receive a payment of $20 million related to a long-term commercialization milestone related to generic competition.

Lastly, all third-party royalties paid by us as a result of existing licensing, manufacturing and supply agreements associated with sales of SANCTURA and SANCTURA XR as of October 16, 2007 will be reimbursed to us. We will manufacture and supply SANCTURA XR to Allergan at our cost through approximately June 30, 2008 and SANCTURA through September 30, 2012.

The Allergan Agreement superseded all previous agreements with Esprit or its predecessors pertaining to SANCTURA and SANCTURA XR. These agreements included the SANCTURA Agreement and the Amendment and Consent described as follows. In April 2004, we entered into a license, commercialization and supply agreement with PLIVA through its specialty-branded subsidiary, Odyssey, for the U.S. commercialization of SANCTURA for OAB (the “SANCTURA Agreement”). In May 2005, we, PLIVA and Esprit entered into an Amendment and Consent Agreement (the “Amendment and Consent Agreement”), which became effective as of July 1, 2005, pursuant to which we amended certain provisions of the SANCTURA Agreement and consented to the acquisition by Esprit of the rights to market SANCTURA in the U.S. from PLIVA and the assumption by Esprit of PLIVA’s obligations under the SANCTURA Agreement.

In November 2006, we entered into (i) a License and Supply Agreement and (ii) an amendment to an original licensing agreement with Madaus (collectively, the “Madaus Agreements”). Under the Madaus Agreements, we agreed to (a) purchase from Madaus all required trospium active pharmaceutical ingredient for production of SANCTURA XR through November 2007 (b) license to Madaus the rights to sell SANCTURA XR in all countries outside of the United States (the “Madaus Territory”) except Canada, Japan, Korea and China (the “Joint Territory”), (c) pay to Madaus a fixed fee based on the number of capsules of SANCTURA XR sold by us in the U.S. through the earlier of August 23, 2014 or upon generic formulations achieving a predetermined market share, (d) supply SANCTURA XR to Madaus for a specified period of time (e) provide development committee support for a defined period and (f) provide future know-how to Madaus. In exchange, Madaus (a) waived all rights to manufacture SANCTURA XR, (b) will purchase SANCTURA XR from us at cost plus a fee based on the number of SANCTURA XR capsules sold in the Madaus Territory, and (c) will make payments upon the achievement of certain commercial milestones and royalties based on future sales of SANCTURA XR in the Madaus Territory. Certain of the milestone and royalty payments we will receive represent royalty and milestone payments due to Supernus from Indevus under the Supernus Agreement. We and Madaus will share the economics of development and commercialization in the countries in the Joint Territory. If either party decides not to pursue development and commercialization of SANCTURA XR in any country in the Joint Territory, the other party has the right to develop and commercialize SANCTURA XR in that country.

NEBIDO

On August 28, 2007, we announced our submission of an NDA to the FDA seeking approval for NEBIDO. On November 1, 2007, the FDA accepted our NDA for review. The FDA Prescription Drug User Fee Act (“PDUFA”) target action date for NEBIDO is June 27, 2008.

In June 2007, we announced the final results of our Phase III pharmacokinetic trial for NEBIDO. The data from the trial showed that NEBIDO met its primary endpoints, including a responder analysis based on an average testosterone concentration during the steady state dosing interval and an outlier analysis based on the maximum testosterone concentration during the steady state closing interval. In addition, the drug was well-tolerated.

SUPPRELIN LA

On May 3, 2007, we received approval from the FDA to market SUPPRELIN LA, our product for the treatment of CPP, the premature onset of puberty in children. SUPPRELIN LA is a once-yearly implant which utilizes our patented Hydron Technology. In June 2007, we commenced marketing for SUPPRELIN LA and shipped initial launch quantities of the drug to specialty pharmacies for immediate usage by patients.

VALSTAR

In April 2007, we submitted a Supplemental New Drug Application (sNDA) to the FDA seeking approval to reintroduce VALSTAR. VALSTAR, originally approved by the FDA in 1998, is a sterile solution for intravesical (bladder) instillation of valrubicin, a chemotherapeutic anthracycline derivative and is the only product currently approved by the FDA for therapy of Bacillus Calmette-Guerin (BCG) -refractory carcinoma in situ (CIS) of the urinary bladder. VALSTAR is used in BCG-refractory bladder cancer patients who are not candidates for surgical bladder removal (cystectomy).

In August 2007 we received an approvable letter from the FDA for VALSTAR asking for clarification regarding manufacturing validation protocols and for additional data on the manufacturing process which was promptly provided. We anticipate receiving a response from the FDA before the end of 2007. Based on the FDA’s subsequent inspection and correspondence, we are working with the FDA and our third-party manufacturer to assist in bringing the manufacturing facility into compliance with U.S. current Good Manufacturing Practices (“cGMP”). We anticipate resolving these issues during the first half of calendar 2008. VALSTAR was removed from the market in 2002 due to manufacturing issues involving the stability of an excipient (an inactive ingredient).

AMINOCANDIN

In December 2006, we licensed our know-how related to aminocandin to Novexel, for an upfront payment of $1,500,000 and potential future development milestones and royalties on net sales (the “Novexel Agreement”). Immediately prior to the execution of the Novexel Agreement, Aventis SA, the original licensor of aminocandin to us, assigned the agreement between Aventis and Indevus to Novexel. Effective as of the date of the Novexel Agreement, we entered into a termination agreement with Novexel terminating the original agreement between Aventis and ourselves, thereby alleviating us from any further development or financial obligation relating to aminocandin. Pursuant to the Novexel Agreement, Novexel now is responsible for all future development, manufacturing, marketing and financial obligations relating to aminocandin. We recognized the $1,500,000 upfront payment as contract and license fee revenue during 2007 upon completion of certain obligations related to the transfer of our aminocandin know-how.

ALKS 27

In January 2007, we announced our joint collaboration with Alkermes for the development of ALKS 27, an inhaled formulation of trospium chloride using Alkermes’ proprietary AIR® pulmonary delivery system for the treatment of COPD. Pursuant to the collaboration arrangement, we and Alkermes will share equally in all costs of development and commercialization of ALKS 27 on a worldwide basis.

In September 2007, we announced positive preliminary results from a randomized, double-blind, placebo controlled phase IIa clinical study of ALKS 27 in patients with COPD. In the study, single doses of ALKS 27 demonstrated a rapid onset of action and produced a statistically significant improvement in lung function over 24 hours compared to placebo.

IP 751

In October 2007, we licensed our worldwide rights to IP 751, pursuant to the Burstein Agreement, to Cervelo and received an upfront payment of $1,000,000. In addition, we could receive further payments based on regulatory and, if approved for marketing, commercial achievements, and royalties based upon net sales. Cervelo assumed full obligations to develop and market IP 751.

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

Goodwill and Other Intangible Assets

Our intangible assets consist of goodwill and the VANTAS and Hydron Technology. SFAS No. 142, Goodwill and Other Intangible Assets requires that periodic tests of goodwill’s impairment be performed and that the other intangibles be amortized over their useful lives unless those lives are determined to be indefinite. SFAS No. 142 requires that goodwill be tested for impairment under a two-step impairment process annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We did not record any impairment charges during the fiscal year ended September 30, 2007.

We amortize the carrying value of the VANTAS and the Hydron Technology assets using the straight-line method over useful lives of 14 years for VANTAS and 17 years for the Hydron Technology. Annual amortization expense is expected to be approximately $2 million. In fiscal 2007, we recognized $910,000 of amortization expense.

Expected Terms of the Agreements regarding SANCTURA and SANCTURA XR and Deferred Revenue

As discussed above, we entered into the amended Allergan Agreement effective on October 16, 2007. The terms and conditions of this amendment required an assessment of the expected term of the agreement and our obligations thereunder. We assessed the Allergan Agreement pursuant to Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We determined we had multiple deliverables for which the fair value of each deliverable was not determinable and concluded that the Allergan Agreement represented a single unit of accounting. Our obligations are expected to cease no later than September 30, 2012. Accordingly, commencing on the effective date of the Allergan Agreement, we will amortize the deferred revenue balances that existed on the effective date and the incremental license payment of $25 million over the approximately 5-year obligation period. All future payments received from Esprit during the approximately 5-year obligation period will be amortized using the Contingency-Adjusted Performance Model (“CAPM”). All payments received after the approximately 5-year obligation period will be recognized as revenue when earned.

Until the October 16, 2007 effective date of the Allergan Agreement, we were recording the initial and milestone payments received from PLIVA and Esprit as deferred revenue and amortizing each component into revenue using the CAPM over the estimated duration of the SANCTURA Agreement commencing on the date such payments were received. Through September 30, 2007, we have received $218,000,000 of such payments.

We believe the estimated term of the SANCTURA Agreement is a significant estimate which affects revenue recognized and the balance of deferred revenue on our balance sheet and we explain our estimate of the expected 12-year term of the SANCTURA Agreement below, as of September 30, 2007.

The SANCTURA Agreement would have expired on the later of (i) the twelfth (12th) anniversary of the launch date of SANCTURA or (ii) the expiration of the last to expire patent included in the Indevus patent rights covering SANCTURA XR. Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB

104”) specifies that unless evidence suggests otherwise, service revenues should be recognized over the contractual term of the arrangement or the expected period over which services are expected to be performed, if longer. We considered the following factors in evaluating the expected duration of the SANCTURA Agreement:

•	SANCTURA does not have marketing protection afforded by patents and is currently being marketed pursuant to five years of market exclusivity provided by the Waxman-Hatch Act;

•	the potential of success in developing SANCTURA XR including the ultimate approval by the FDA to market SANCTURA XR;

•	the potential of success in obtaining approval of patents covering SANCTURA XR and the protection such patents may afford;

•	if protection from patents was not obtained for SANCTURA XR, the potential benefit of any reliance on market exclusivity that may be provided by the Waxman-Hatch Act;

•	the strong competition in the OAB market including competition from large pharmaceutical companies.

After considering all of the above, through September 30, 2007 and until October 16, 2007, the effective date of the Allergan Agreement, we estimated the expected term of the SANCTURA Agreement to be twelve years, consistent with the negotiated minimum term of the arrangement of twelve years from launch of SANCTURA. We amortized $29,939,000, $13,417,000 and $13,875,000 of deferred revenue into contract and license fee revenue in fiscal 2007, 2006 and 2005, respectively, and the balance of deferred revenue related to the initial and the subsequent milestone payments at September 30, 2007 is $154,167,000.

Commencing October 16, 2007, we will be recognizing revenue under the CAPM for all payments received under the Allergan Agreement for SANCTURA and SANCTURA XR (see “Agreements”). All significant obligations under the Allergan Agreement are expected to be completed on or before September 30, 2012, being approximately five years from the effective date of the agreement. We will be recognizing all upfront, and subsequent payments under the CAPM. Revenue received under the Allergan Agreement subsequent to September 30, 2012 will be recognized as earned in that period. Under the previous SANCTURA Agreement we were recognizing milestone payments over the expected term of that agreement under a twelve year CAPM.

Redux-Related Liabilities

At September 30, 2007, we have an accrued liability of approximately $500,000 for Redux-related expenses, including legal expenses. The amounts we ultimately pay could differ significantly from the amount currently accrued at September 30, 2007. To the extent the amounts paid differ from the amounts accrued, we will record a charge or credit to the statement of operations.

Insurance Claim Receivable

As of September 30, 2007, we had an outstanding insurance claim of approximately $3,700,000, for services rendered through May 30, 2001 by the group of law firms defending us in the Redux-related product liability litigation. The full amount of our current outstanding insurance claim is made pursuant to our product liability policy issued to us by Reliance Insurance Company (“Reliance”), which is in liquidation proceedings. Based upon discussions with our attorneys and other consultants regarding the amount and timing of potential collection of our claim on Reliance, we previously recorded a reserve against our outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting our best estimate given the available facts and circumstances. We believe our reserve of approximately $2,400,000 against the insurance claim on Reliance as of September 30, 2007 is a significant estimate reflecting management’s judgment. To the extent we do not collect the insurance claim receivable of $1,258,000, we would be required to record additional charges. Alternatively, if we collect amounts in excess of the current receivable balance, we would record a credit for the additional funds received in the statement of operations.

Revenue Recognition Policy

Product revenue consists primarily of revenues from sales of products, royalties, and reimbursements for royalties owed by us. Product revenue includes revenue earned from shipments of SANCTURA, VANTAS (subsequent to our acquisition of Valera effective April 18, 2007), SUPRELLIN LA and DELATESTRYL. Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize our licensed technologies and are generally reported to us in a royalty report on a specified periodic basis. Royalty revenue is recognized in the period in which the sales of the product or technology occurred on which the royalties are based. If the royalty report for such period is received subsequent to the time when we are required to report our results on Form 10-Q or Form 10-K and the amount of the royalties earned is not estimable, royalty revenue is not recognized until a subsequent accounting period when the royalty report is received and when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement.

We record sales of product as product revenue upon the later of shipment or as title passes to our customer. Sales of VANTAS and DELATESTRYL are reflected net of reserves for returns and allowances. For SUPPRELIN LA, where chargebacks, insurance reimbursement and refunds cannot be reasonably estimated, revenue is deferred until such amounts are known.

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

Cash, Cash Equivalents and Marketable Securities

We invest available cash primarily in short-term bank deposits, money market funds, repurchase agreements, domestic and foreign commercial paper and government securities. Cash and cash equivalents include investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date and not considered available to fund current operations. We classify our investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. At September 30, 2007 and 2006, all investments held were classified as “available-for-sale.” Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss until realized. The fair value of these securities is based on quoted market prices.

Inventory Capitalization Policy

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. We expense costs related to inventory until such time as FDA approval is obtained for a new product, at which time we commence capitalization of costs relating to that product.

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

We were required to make significant estimates related to the adoption of SFAS 123R. Our expected stock-price volatility assumption is based on both current implied volatility and historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued to non-executives during the fiscal years ended September 30, 2007 and 2006, we used a weighted-average expected stock-price volatility of 52% and 65%, respectively. For stock option grants to executives during the fiscal years ended September 30, 2007 and 2006, we used a weighted average expected stock-price volatility of 63% and 73%, respectively. A higher volatility input to the Black-Scholes model increases the resulting compensation expense. We also determined the weighted-average option life assumption based on the exercise patterns that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the fiscal years ended September 30, 2007 and 2006, we used a weighted-average expected option life assumption of 6.5 and 6.25 years, respectively for non-executives and 8.0 years for executives. A shorter expected term would result in a lower compensation expense.

Results of Operations

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Our net loss increased $53,272,000, or 105%, to $(103,826,000) in fiscal 2007 from $(50,554,000) in fiscal 2006. In April 2007, we completed our acquisition of Valera and incurred significant charges relating specifically to the transaction. We recorded a non-recurring charge of $50,000,000 for in-process research and development related the portion of the purchase price assigned to the value of Valera’s unapproved product candidates. We are also incurring approximately $2,000,000 of annual expense relating to the amortization of intangible assets acquired in the acquisition; we reflected $910,000 of such expense in fiscal 2007.

Total revenues increased $15,615,000, or 31%, to $66,067,000 in fiscal 2007 from $50,452,000 in fiscal 2006. Product revenue includes sales of product to our customers and royalties received from our partners. The decrease in product sales to our customers of $1,705,000, or 6%, to $25,033,000 in fiscal 2007 from $26,738,000, in fiscal 2006 is due primarily to a $10,915,000 decrease in sales of SANCTURA to our marketing partner, Esprit. Esprit reduced its orders of SANCTURA in fiscal 2007 as it managed its SANCTURA inventory in anticipation of the FDA’s approval of our once-daily product, SANCTURA XR. Partially offsetting this decrease is a $2,930,000 increase in SANCTURA royalties, reflecting an increase in the minimum royalties due pursuant to the SANCTURA Agreement. Under the Allergan Agreement effective as of October 16, 2007, contractual minimum royalties will be $8,125,000 annually through calendar year 2008. Subject to certain conditions, we will receive increasing minimum royalties through 2014 under the Allergan Agreement. In addition, fiscal 2007 product revenue included $6,266,000 of VANTAS sales as a result of our acquisition of Valera in April, 2007.

The increase in contract and license fee revenue of $17,320,000, or 73%, to $41,034,000 in fiscal year 2007 from $23,714,000 in fiscal 2006 is due to an increase of $16,523,000 in the amortization of deferred revenue related to milestone payments received from Esprit in fiscal 2007. We received a $10,000,000 milestone in October 2006 pursuant to our filing the SANCTURA XR NDA and a $49,900,000 milestone in August 2007 pursuant to the FDA’s approval of the product. These milestones were accounted for consistently with our prior milestones received from Esprit. We apply the CAPM to these types of milestone payments. In addition, we recognized license fee revenue from Novexel of approximately $1,500,000 pursuant to the Novexel Agreement. This was offset by a decrease of $1,266,000 due to a payment we received in fiscal 2006 related to our amended bucindolol license agreement. Sales force support remained relatively consistent for the years ended September 30, 2007 and September 30, 2006 at $9,065,000 and $8,811,000, respectively.

Cost of product revenue decreased $5,052,000, or 26%, to $14,640,000 in fiscal 2007 from $19,692,000 in fiscal 2006. Cost of SANCTURA product sales decreased $10,822,000 which is consistent with decreased sales of SANCTURA product to Esprit. Partially offsetting this decrease was an increase in costs of $4,314,000 related to sales of VANTAS. Additionally, a $1,100,000 reserve was established in our first fiscal quarter of 2007 for excess DELATESTRYL inventory.

Research and development expense decreased $1,276,000, or 3%, to $41,927,000 in fiscal 2007 from $43,203,000 in fiscal 2006. This decrease reflects a reduction in development costs of $12,200,000 for SANCTURA XR, $1,200,000 for pagoclone, and $1,300,000 for IP 751. Partially offsetting these decreases were increases in development costs of $7,700,000 for NEBIDO and approximately $2,000,000 for products acquired from Valera. Total research and development expense for fiscal 2007 substantially relates to our major compounds being developed as follows: NEBIDO $15,330,000, SANCTURA XR $12,600,000, pagoclone $5,260,000, PRO 2000 $2,730,000, the octreotide implant $1,070,000, VALSTAR $1,040,000, the biodegradable ureteral stent $930,000, SUPPRELIN LA $920,000, naltrexone $790,000, VANTAS $680,000, and IP 571 $590,000.

Marketing, general and administrative expense increased $24,176,000, or 67%, to $60,185,000 in fiscal 2007 from $36,009,000 in fiscal 2006. Marketing expense increased $14,749,000, or 72%, to $35,280,000 in fiscal 2007 from $20,531,000 in fiscal 2006. This increase primarily reflected external costs related to SUPPRELIN LA, VANTAS and pre-launch activities related to NEBIDO. In addition, employee related expense increased approximately $4,000,000 due primarily to higher staffing levels as a result of our acquisition of Valera in April of 2007. Adding to these were increased noncash stock-based compensation expense of $700,000 and other marketing and sales related activities. Partially offsetting these increases was approximately $1,200,000 of decreased promotion and advertising expense related to SANCTURA.

General and administrative expense increased $9,427,000, or 61%, to $24,905,000 in fiscal 2007 from $15,478,000 in fiscal 2006. Included in the fiscal 2007 general and administrative expense is increased compensation expense of approximately $2,754,000 related primarily to higher staffing levels, $1,541,000 for increased noncash stock-based compensation expense, and increased outside services expense of approximately $850,000 related primarily to our acquisition of Valera and increased business development activities. Also included in fiscal 2007 is $1,400,000 of expense related to the disposition of our investment in Spepharm Holdings B.V., a company specializing in urology products in the European Union.

On April 18, 2007, we acquired 100% of the outstanding stock of Valera. The acquisition was accounted for under the purchase method. Of the $80,100,000 of acquired intangible assets, $50,000,000 was allocated to in-process research and development (“IPR&D”) and was reflected as expense in the fiscal year ended September 30, 2007 because the products to which it relates had not received regulatory approval prior to the acquisition date. The value assigned to IPR&D relates to the following products: SUPPRELIN LA, $24,000,000, the octreotide implant, $14,000,000 and a ureteral stent, $12,000,000. We believe that this charge represents a reasonable estimate of the future benefits attributed to the purchased IPR&D. The valuation was determined using an income approach. Cash flows were projected through a date commensurate with management’s expectation of patent protection. The discounted cash flow method was applied to the projected cash flows, adjusted for the probability of success using a discount rate of approximately 22%. The discount rate takes into consideration the uncertainty surrounding successful development and commercialization of the IPR&D. Given the risks inherent in the clinical development and regulatory approval process, it is possible, with the exception of SUPPRELIN LA which was recently approved, that no commercial product will ever result from these product candidates.

In connection with the Valera acquisition, we recorded amortization expense of $910,000 during the year ended September 30, 2007 related to VANTAS and the Hydron Technology intangible assets. The annual amortization of these intangible assets is expected to be approximately $2,000,000. The estimated life of these intangible assets is approximately fourteen to seventeen years.

Investment income decreased $151,000, or 4%, to $3,354,000 in fiscal 2007 from $3,505,000 in fiscal 2006. The decrease in investment income is primarily the result of average cash balances decreasing throughout 2007.

Interest expense relates to our $71,925,000 of 6.25% Convertible Senior Notes due in 2009 and $75,000 of 6.25% Convertible Senior Notes due in 2008 (the “Convertible Notes”). Interest expense of approximately $5,500,000 in fiscal 2007 includes $4,500,000 of interest to be paid, approximately $700,000 of amortization of original debt issuance costs, and approximately $300,000 from accretion of the discounted carrying value of the New Notes and their face value. Total interest expense in fiscal 2008 is expected to be approximately $6,800,000, and includes $2,300,000 from accretion of the discounted carrying value of the New Notes and their face value.

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

Research and development expense increased $12,606,000, or 41%, to $43,203,000, in fiscal 2006 from $30,597,000 in fiscal 2005. This increase was due primarily to increases in external development costs of approximately $12,100,000 for trospium chloride, $3,000,000 for pagoclone, $4,300,000 for NEBIDO, and $2,500,000 related to IP 751 and PRO 2000. In addition, we incurred an increase in expense of approximately $1,700,000 related to additional staffing and the adoption of FAS 123R. Partially offsetting this was a decrease in development costs for aminocandin of $3,700,000. In addition, our fiscal 2005 R&D expense also included a $7,500,000 up-front payment to BayerSchering for the U.S. rights to NEBIDO. Total research and development expense for fiscal 2006 substantially relates to our major compounds being developed as follows: SANCTURA and SANCTURA XR $25,523,000, NEBIDO $6,129,000, PRO 2000 $2,304,000, pagoclone $6,308,000, IP 571 $2,211,000 and aminocandin $681,000.

Marketing, general and administrative expense decreased $5,974,000, or 14%, to $36,009,000 in fiscal 2006 from $41,983,000 in fiscal 2005 primarily due to decreased marketing costs related to SANCTURA. Marketing expenses decreased $7,742,000, or 27%, to $20,531,000 in fiscal 2006 from $28,273,000 in fiscal 2005. The decrease in marketing expense in fiscal 2006 reflected approximately $7,100,000, of decreased promotion and advertising expense related to SANCTURA and approximately $3,100,000 of decreased sales force-related expense. As noted above, after the co-promotion period ended November 29, 2004, PLIVA became responsible for promotion and advertising costs and we transferred approximately 200 primary care sales representatives to PLIVA. Partially offsetting these decreases were increased expenses primarily related to the marketing of DELATESTRYL, noncash stock-based compensation expense from the adoption of SFAS 123R and other marketing and sales related activities. In January 2006, the sales force commenced promoting DELATESTRYL in addition to SANCTURA.

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

Investment income increased $363,000, or 12%, to $3,505,000 in fiscal 2006 from $3,142,000 in fiscal 2005. The decrease was related to the average weighted cash balances on hand through out the year. While weighted average invested balances in fiscal 2006 were somewhat lower than weighted average invested balances in fiscal 2005, the increase in investment income is primarily the result of higher interest rates.

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

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

At September 30, 2007 we had consolidated cash, cash equivalents and marketable securities of $71,142,000 compared to $76,125,000 at September 30, 2006. This decrease of $4,983,000 was primarily the result of net cash used in operating activities of $8,717,000 partially offset by $3,372,000 of net cash acquired through the Valera Acquisition and $1,713,000 of net proceeds from the exercise of stock options and the employee stock purchase plan. Cash inflows in fiscal 2007 included a $49,900,000 milestone payment from Esprit for FDA approval of SANCTURA XR. In October 2007, we also received approximately $33,400,000 upon the closing of the Allergan Agreement which included a prepayment of $8,400,000 for product expected to be delivered in 2008.

We are continuing to invest substantial amounts in the ongoing development of our product candidates and sales activities related to SANCTURA, VANTAS and SUPPRELIN LA. In fiscal 2008, we expect to invest in pre-marketing activities related to NEBIDO and, if those products are approved, launch and marketing activities. If we receive FDA approval to sell VALSTAR, we also expect to invest in launch and marketing activities related to VALSTAR. We are continuing to invest in the development of NEBIDO. We may purchase inventory of NEBIDO prior to FDA approval in order to be ready to launch NEBIDO soon after approval. We believe we have sufficient cash for currently planned expenditures for at least the next twelve months.

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

On August 6, 2007, we completed our offer to exchange the $72,000,000 of outstanding 6.25% Convertible Senior Notes due July 2008 (the “Old Notes”), for an equal amount of our 6.25% Convertible Senior Notes due July 2009 (the “New Notes”) (the “Exchange Offer”). Holders of $71,925,000 of the Old Notes accepted the Exchange Offer. Consequently, we have $71,925,000 of the New Notes as a component of long term liabilities and $75,000 of the Old Notes outstanding and classified as a component of current liabilities as of September 30, 2007. If the New Notes do not convert into common stock by July 15, 2009, we will be required to redeem these New Notes for cash.

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

Total research and development expenses incurred by us through September 30, 2007 on our core development compounds, including up-front and milestone payments and allocation of corporate general and administrative expenses, were approximately as follows $22,000,000 for PRO 2000, $2,000,000 for the octreotide implant, and $1,000,000 for the biodegradable ureteral stent. We have not included compounds in development for which we do not expect to incur additional material research and development costs. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by us could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA.

Given the above uncertainties, and other risks, variables and considerations related to each compound and regulatory uncertainties in general, we estimate remaining research and development costs, excluding allocation of corporate general and administrative expenses, from September 30, 2007 through the preparation of an NDA for our core development compounds as follows: approximately $15,000,000 for PRO 2000, $10,000,000 for the octreotide implant and $2,000,000 for the biodegradable ureteral stent. Actual costs to complete any of our products may differ significantly from the estimates. We cannot reasonably estimate the date of completion for any compound that is not at least in Phase III clinical development due to uncertainty of the number, size, and duration of the trials which may be required to complete development. We are currently considering strategic partners for future development and commercialization of PRO 2000 and evaluating commercialization options for pagoclone in parallel with our ongoing development program and preliminary market development activities.

Analysis of Cash Flows

Net cash used in operating activities in the twelve month period ended September 30, 2007 of $8,717,000 consisted primarily of the net loss of $103,826,000 offset primarily by (i) a noncash charge of $50,000,000 for acquired IPR&D pursuant to the Valera acquisition, (ii) a $30,887,000 increase in deferred revenue from milestone payments of $49,900,000 and $10,000,000 from Esprit, offset by amortization thereon, and (iii) $9,135,000 of noncash stock-based compensation, depreciation and amortization.

Net cash provided by investing activities of $7,977,000 is primarily comprised of (i) net proceeds from maturities and sales of marketable securities of $5,956,000 and (ii) cash acquired, net of business acquisition costs, of $3,372,000 related to the Valera acquisition.

Net cash provided by financing activities of $1,713,000 is the result of common stock issued from exercises of stock options and employee participation in our employee stock purchase plan. We cannot predict if or when stock options will be exercised in the future.

Contractual Obligations and Off-Balance Sheet Arrangements

The following chart summarizes our contractual payment obligations as of September 30, 2007. The Convertible Notes and license fees are reflected as liabilities on our Balance Sheet as of September 30, 2007. Operating leases are accrued and paid pursuant to the lease arrangement. Purchase obligations relate to research and development agreements and arrangements; portions of these amounts are reflected as accrued expenses on our Balance Sheet as of September 30, 2007.

	Payments due by Period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	Greater than 5 Years	Total
Convertible Notes (1)	$75,000	$71,925,000	$—	$—	$72,000,000
Interest on Convertible Notes (1)	4,500,000	3,590,000	—	—	8,090,000
Purchase obligations (2)	32,388,000	9,527,000	6,248,000	3,489,000	51,652,000
Operating leases (3)	2,700,000	5,383,000	3,479,000	3,710,000	15,272,000

Total	$39,663,000	$90,425,000	$9,727,000	$7,199,000	$147,014,000

(1)	See Note J of Notes to Consolidated Financial Statements.
(2)	Relates primarily to agreements and purchase orders with contractors for the conduct of clinical trials and other research and development and marketing activities.
(3)	See Note I of Notes to Consolidated Financial Statements.

Pursuant to certain of our in-licensing arrangements, we will owe payments to our licensors upon achievement of certain development, regulatory and licensing milestones. We generally cannot predict if or when such events will occur in fiscal 2008. We expect to pay Madaus $1,500,000 for achievement of a cumulative net sales milestone related to SANCTURA which was accrued in fiscal 2006. In January we will owe the last $644,000 payment to Savient for the purchase of DELATESTRYL. These obligations are included in the table above.

We will owe BayerSchering $5,000,000 upon FDA approval of our NDA for NEBIDO, the PDUFA date for which is June 27, 2008. We will owe Supernus $1,300,000 upon launch of SANCTURA XR expected to occur in January 2008. These obligations are not included in the table above.

We lease approximately 100 automobiles for our field sales force. The lease requires a minimum term of 12 months per automobile. We expect monthly lease expense related to this operating lease to be approximately $50,000. We are responsible for certain disposal costs in case of termination.

The Helsinn Agreement contains certain minimum purchase requirements of trospium active pharmaceutical ingredient used in the production of SANCTURA XR. Total commitments under this agreement are approximately $10,251,000. These requirements will commence in calendar 2009 as the FDA granted their approval of SANCTURA XR on August 3, 2007. These obligations are included in the table above.

The BayerSchering Agreement contains certain minimum purchase requirements that would commence after the second year of sales of NEBIDO. Such minimums will be determined to be a percent of purchases we would make in the second year of sales. After the second year of sales, we will be able to determine such minimum purchase requirements. In addition, we agreed to pay BayerSchering approximately $2,000,000 for production of validation batches of NEBIDO. We recognized the expense related to this obligation in the fourth quarter of fiscal year 2007 and will pay BayerSchering in the first quarter of fiscal year 2008. This obligation is included in the table above.

Pursuant to a supply agreement for valrubicin, the active ingredient of VALSTAR, we are obligated to purchase $1,000,000 of valrubicin annually for ten years commencing the year following FDA approval to sell VALSTAR. In April 2007, we filed an sNDA for VALSTAR. If VALSTAR is approved by the FDA in 2007, this minimum purchase obligation will commence in 2008. Such obligation is not included in the table above as VALSTAR has not been approved.

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 has not had a material impact on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159

permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

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

Risk related to the Convertible Notes

The fair value of our Convertible Notes is sensitive to fluctuations in interest rates and the price of our Common Stock into which the Convertible Notes are convertible. A decrease in the price of our Common Stock could result in a decrease in the fair value of the Convertible Notes. For example on a very simplified basis, a decrease of 10% of the market value of our Common Stock could reduce the value of a $1,000 Note by approximately $68.75. An increase in market interest rates could result in a decrease in the fair value of the Convertible Notes. For example on a very simplified basis, an interest rate increase of 1% could reduce the value of a $1,000 Convertible Note by approximately $6.25. The two examples provided above are only hypothetical and actual changes in the value of the Convertible Notes due to fluctuations in market value of our Common Stock or interest rates could vary substantially from these examples.

ITEM 8.	Financial Statements and Supplementary Data

The response to this item is included in a separate section of this Report. See “Index to Consolidated Financial Statements” on Page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of September 30, 2007, of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principals in the United States. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2007. We have excluded Valera Pharmaceuticals, Inc. from our assessment of internal control over financial reporting as of September 30, 2007 because it was acquired by us in a purchase business combination during fiscal 2007. Valera Pharmaceuticals, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent $18.9M (10.3%) and $6.3M (9.6%), respectively, of the related consolidated financial statement amounts as of and the fiscal year ended September 30, 2007.

The effectiveness of our internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein. PricewaterhouseCoopers LLP has also excluded Valera Pharmaceuticals, Inc. from its audit of internal control over financial reporting.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(3) Exhibits. The following exhibits are filed as part of the annual report:

2.1	- Agreement and Plan of Merger, dated as of December 11, 2006, by and among Indevus, Hayden Merger Sub, Inc. and Valera Pharmaceuticals, Inc. (71)

3.4	- Restated Certificate of Incorporation of Registrant, as amended (63) and (75)

3.5	- By-Laws of Registrant, as amended and restated December 4, 2007 (50)

4.1	- Indenture dated as of July 16, 2003 between the Registrant, Lehman Brothers Inc. and Wachovia Capital Markets, LLC (51)

4.2	- Registration Rights Agreement dated as of July 16, 2003 between the Registrant, Lehman Brothers Inc. and Wachovia Capital Markets, LLC (51)

4.8	- 1997 Equity Incentive Plan and Form of Restricted Stock Award Agreement there under (25) (65)

4.9	- Form of Notice of Grant of Stock Options issued under the Registrant’s 2004 Equity Incentive Plan (65)

4.10	- Form of Option Agreement relating to Incentive Stock Options issued under the Registrant’s 2004 Equity Incentive Plan (65)

4.11	- Form of Option Agreement relating to Non-Qualified Stock Options issued under the Registrant’s 2004 Equity Incentive Plan (65)

4.12	- Form of Restricted Stock Award issued under the Registrant’s 2004 Equity Incentive Plan (65)

4.13	- Indenture dated as of August 6, 2007 between the Registrant and The Bank of New York Trust Company, N.A, as trustee (77)

10.6	- Assignment of Invention and Agreement between Richard Wurtman, M.D., Judith Wurtman and the Registrant (1)

10.9	- Restated and Amended 1989 Stock Option Plan (4)

10.11	- Restated Amendment to MIT Option Agreement (1)

10.12(a)	- Patent and Know-How License Agreement between the Registrant and Les Laboratoires Servier (“Servier”) dated February 7, 1990 with Revised Appendix A (1)

10.12(b)	- Amendment Agreement between Registrant and Servier, Orsem and Oril Produits Chimiques dated November 19, 1992 (2) (6)

10.12(c)	- Amendment Agreement dated April 28, 1993 between Registrant and Servier (9)

10.12(d)	- Consent and Amendment Agreement among Servier, American Home Products Corp. and Registrant (17)

10.13	- Trademark License Agreement between the Registrant and Orsem dated February 7, 1990 (1)

10.14	- Supply Agreement between the Registrant and Oril Produits Chimiques dated February 7, 1990 (1) (2)

10.16	- Assignment of Invention by Richard Wurtman, M.D. (1)

10.25	- License Agreement between the Registrant and the Massachusetts Institute of Technology (3)

10.37	- License Agreement dated as of February 15, 1992 between the Registrant and Massachusetts Institute of Technology (5)

10.40	- Patent and Know-How Sublicense and Supply Agreement between Registrant and American Cyanamid Company dated November 19, 1992 (2) (6)

10.41	- Equity Investment Agreement between Registrant and American Cyanamid Company dated November 19, 1992 (6)

10.42	- Trademark License Agreement between Registrant and American Cyanamid Company dated November 19, 1992 (6)

10.44	- Consent Agreement between Registrant and Servier dated November 19, 1992 (12)

10.45	- Agreement between Registrant and PAREXEL International Corporation dated October 22, 1992 (as of July 21, 1992) (2) (7)

10.46	- License Agreement dated February 9, 1993 between the Registrant and Massachusetts Institute of Technology (2) (8)

10.52	- License Agreement dated February 18, 1994 between Registrant and Rhone-Poulenc Rorer, S.A. (11)

10.55	- Patent License Agreement between Registrant and Massachusetts Institute of Technology dated March 1, 1994 (11)

10.59	- Exhibit D to Agreement between Registrant and Parexel International Corporation dated as of March 15, 1994 (2) (12)

10.60(a)

-   Acquisition Agreement dated as of May 13, 1994 among the Registrant, Intercardia, Inc., Cardiovascular Pharmacology Engineering Consultants, Inc. (CPEC), Myocor, Inc. and the sellers named therein (13)

10.60(b)	- Amendment dated June 15, 1994 to Acquisition Agreement referenced in Exhibit 10.60(a) (13)

10.61	- License Agreement dated December 6, 1991 between Bristol-Myers Squibb and CPEC, as amended (2) (13)

10.61(a)	- Letter Agreement dated November 18, 1994 between CPEC and Bristol-Myers Squibb (4)

10.65(a)	- 1994 Long-Term Incentive Plan, as amended (23)

10.68(a)	- 1995 Employee Stock Purchase Plan, as amended (19) (57) (73)

10.78	- Contract Manufacturing Agreement dated November 20, 1995 between Registrant and Boehringer Ingelheim Pharmaceuticals, Inc. (2) (l7)

10.83	- Co-promotion Agreement effective June 1, 1996 between Wyeth-Ayerst Laboratories and Interneuron Pharmaceuticals, Inc. (2) (18)

10.87	- Lease dated February 5, 1997 between Registrant and Ledgemont Realty Trust (21)

10.93	- Form of Indemnification Agreement between Registrant and each director, executive officer and certain officers of the Registrant entered into as of October 6, 1997 (26)

10.94	- 1998 Employee Stock Option Plan (27)

10.96	- Assignment and Assumption and Royalty Agreement between Intercardia and Registrant dated May 8, 1998 (29)

10.102	- Employment Agreement between Interneuron Pharmaceuticals, Inc. and Michael W. Rogers dated and effective as of February 23, 1999 (34) (*)

10.103	- Employment Agreement between Interneuron Pharmaceuticals, Inc. and Bobby W. Sandage, Jr. dated and effective as of March 15, 1999 (34) (*)

10.104	- Employment Agreement between Interneuron Pharmaceuticals, Inc. and Mark S. Butler dated and effective as of March 15, 1999 (34) (*)

10.105	- Employment Agreement between Internmeuron Pharmaceuticals, Inc. and Glenn L. Cooper, M.D. dated and effective as of May 1, 1999 (34) (*)

10.108	- Exchange Agreement dated July 15, 1999 between Intercardia, Inc. and Interneuron Pharmaceuticals, Inc. (35)

10.109	- Amended and Restated Limited Liability Company Agreement of CPEC LLC dated July 15, 1999 among CPEC LLC, Interneuron Pharmaceuticals, Inc. and Intercardia, Inc. (35)

10.110	- Assignment, Assumption and License Agreement dated July 15, 1999 by and between CPEC LLC and Intercardia, Inc. (35)

10.113	- License Agreement effective as of November 26, 1999 between Madaus AG and Interneuron Pharmaceuticals, Inc. (37) (2)

10.116(a)	- 2000 Stock Option Plan (39)

10.119	- License Agreement by and between Charles S. Lieber, M.D. and Interneuron Pharmaceuticals, Inc. dated December 26, 2000 (42) (2)

10.120	- Indemnity and Release Agreement between American Home Products Corporation and Interneuron Pharmaceuticals, Inc. dated as of May 30, 2001 (43) (2)

10.124	- Form of Stock Purchase Agreement dated December 20, 2001 between Indevus Pharmaceuticals, Inc. and the Investors named on Schedule A attached thereto (45)

10.127	- Employment Agreement dated and effective as of October 1, 2002 by and between Indevus Pharmaceuticals, Inc. and Glenn L. Cooper, M.D. (47) (*)

10.128	- Amendment No. 1 to Licensing Agreement by and between Registrant and Eli Lilly and Company and Eli Lilly S.A. (48) (2)

10.129	- Supply Agreement between Registrant and Madaus AG dated December 16, 2003 (48) (2)

10.130	- Development and License Agreement between Registrant and Shire Laboratories Inc. dated March 11, 2003 (49) (2)

10.131	- Amendment to the License Agreement by and between Registrant and Paligent Inc. dated April 10, 2003 (49)

10.132	- License Agreement by and between Registrant and Aventis Pharma SA dated April 18, 2003 (51) (2)

10.133	- License Agreement by and between Registrant and Sumner Burstein dated August 22, 2003 (52) (2)

10.134	- Assignment and Termination Agreement by and between Registrant and Manhattan Pharmaceuticals, Inc. dated August 22, 2003 (52) (2)

10.136	- Agreement by and between the Registrant and Ferrer Internacional S.A. dated January 22, 2004 (53) (2)

10.138	- 2004 Equity Incentive Plan, as amended (54) (64) (73)

10.139	- License, Commercialization and Supply Agreement dated April 6, 2004 between the Registrant and Odyssey Pharmaceuticals Inc. (55) (2)

10.142	- Indenture of Lease dated December 20, 2004 between the Registrant and Mortimer B. Zuckerman and Edward H. Linde, Trustees of Hayden Office Trust (56)

10.143	- Amendment No. 1 to License, Commercialization and Supply Agreement dated April 30, 2005 between the Registrant and Odyssey Pharmaceuticals, Inc. (58)

10.144	- Amendment and Consent Agreement dated May 14, 2005 between the Registrant, Odyssey Pharmaceuticals, Inc., and Saturn Pharmaceuticals, Inc (59)

10.145	- License Agreement dated July 28, 2005 between the Registrant and Schering Aktiengesellschaft (60)

10.146	- Fiscal 2006 CEO Bonus Plan of Registrant (61) (*)

10.147	- Fiscal 2006 Senior Executive Bonus Plan of Registrant (61) (*)

10.148	- Collaborative Research and Licensing Agreement dated July 26, 2005 between the Registrant and Medical Research Counsel (62) (2)

10.149	- Form of Indemnification Agreement between Registrant and certain directors, executive officers and officers of the Registrant (62) (*)

10.150	- Asset Purchase Agreement dated December 12, 2005 by and between Saviant Pharmaceuticals, Inc. and the Registrant (2) (63)

10.151	- Form of Employment Agreement by and between the Registrant and Noah D. Beerman, dated March 31, 2006 (66) (*)

10.152	- Form of Employment Agreement by and between the Registrant and John H. Tucker, dated March 31, 2006 (66) (*)

10.153	- Form of Underwriting Agreement, dated June 28, 2006; by and between the Registrant and UBS Securities LLC, as representative of the several underwriters named therein (67)

10.154	- A copy of the Fiscal Year 2007 CEO Bonus Plan of Registrant (68) (*)

10.155	- A copy of the Fiscal Year 2007 Senior Executive Bonus Plan of Registrant (68) (*)

10.156	- Form of Employment Agreement by and between the Registrant and Thomas Farb dated on or about October 16, 2006 (69) (*)

10.157	- Form of Indemnification Agreement with Thomas Farb dated on or about October 16, 2006 (63) (*)

10.158	- Manufacturing and Supply Agreement by and between the Registrant and Schering AG, Germany dated on or about October 20, 2006 (2) (70)

10.159	- License and Supply Agreement by and between the Registrant and Madaus GmbH dated on or about November 3, 2006 (2) (70)

10.160	- Amendment and Agreement by and between the Registrant and Madaus GmbH dated on or about November 3, 2006 (2) (70)

10.161	- Know-How License Agreement by and between the Registrant and Novexel SA dated December 4, 2006 (2) (70)

10.162	- API Supply Agreement by and between the Registrant and Helsinn Chemicals SA and Helsinn Advanced Synthesis SA dated on or about November 22, 2006 (2) (70)

10.163	- Voting Agreement, dated as of December 11, 2006, by and among the Registrant, Hayden Merger Sub, Inc. and certain affiliated funds of Sanders Morris Harris, Inc. (71)

10.164	- Voting Agreement, dated as of December 11, 2006, by and among the Registrant, Hayden Merger Sub, Inc. and Psilos Group Partners II-S, L.P. (71)

10.165	- Copromotion and Marketing Services Agreement by and between the Registrant and Valera Pharmaceuticals, Inc. dated December 11, 2006 (72) (2)

10.166	- Supprelin Contingent Stock Rights Agreement, dated as of April 17, 2007, between the Registrant and American Stock Transfer & Trust Company (74)

10.167	- Stent Contingent Stock Rights Agreement, dated as of April 17, 2007, between the Registrant and American Stock Transfer & Trust Company (74)

10.168	- Octreotide Contingent Stock Rights Agreement, dated as of April 17, 2007, between the Registrant and American Stock Transfer & Trust Company (74)

10.169	- Grant of Deferred Stock Units on April 30, 2007 to each non-employee member of the Board of Directors of the Registrant (76) (*)

10.170	- Amended and Restated License, Commercialization and Supply Agreement executed September 18, 2007 between the Registrant and Esprit Pharma, Inc. (78) (2)

10.171	- A copy of the Fiscal Year 2008 CEO Bonus Plan of Registrant (79) (*)

10.172	- A copy of the Fiscal Year 2008 COO and Executive VP Bonus Plan of Registrant (79) (*)

10.173	- Asset Purchase Agreement between Valera Pharmaceuticals, Inc. and Anthra Pharmaceuticals, Inc. dated as of September 28, 2005 (2) (89)

10.174	- Credit Agreement between Valera Pharmaceuticals, Inc. and Merrill Lynch Capital dated October 20, 2005 (81)

10.175	- Distribution Agreement between Valera Pharmaceuticals, Inc. and Teva-Tuteur dated December 9, 2005 (81)

10.176	- Form of Change in Control Agreement between Valera Pharmaceuticals, Inc. and certain of its Executive Officers (82) (*)

10.177	- License and Distribution Agreement between Hydro Med Sciences, Inc. and Paladin Labs, Inc. dated October 3, 2002 (81)

10.178	- Investment Agreement between Hydro Med Sciences, Inc. and Paladin Labs, Inc. dated October 3, 2002 (81)

10.179	- License and Distribution Agreement between Valera Pharmaceuticals, Inc. and Key Oncologics dated September 17, 2003 (81)

10.180	- Collaboration and Development Agreement between Valera Pharmaceuticals, Inc. and Alpex Pharma S.A. dated April 6, 2005 (2) (89)

10.181	- Termination Agreement, License Back and Option between Hydro Med Sciences, Inc. and Shire US Inc. dated December 21, 2001 (83)

10.182	- Termination of Agreement dated September 12, 1990 between National Patent Development Corporation and The Population Council, Inc. dated October 1, 1997 (83)

10.183	- Amendment to the Termination of the Joint Development Agreement between GP Strategies Corporation and The Population Council, Inc. dated November 29, 2001 (83)

10.184	- Amendment No. 2 to Termination Agreement between Valera Pharmaceuticals, Inc. and The Population Council, Inc. dated August 31, 2004 (83)

10.185	- Lease Agreement between National Patent Development Corporation and Cedar Brook Corporate Center, L.P. dated October 6, 1997 (83)

10.186	- Amendment to Lease between Valera Pharmaceuticals, Inc. and Cedar Brook Corporate Center, L.P. dated January 7, 2004 (83)

10.187	- Lease Agreement between Valera Pharmaceuticals, Inc. and Cedar Brook 7 Corporate Center, L.P. dated March 8, 2005 (83)

10.188	- Contribution Agreement between Hydro Med Sciences, Inc. and GP Strategies Corporation dated June 30, 2000 (83)

10.189	- License and Distribution Agreement between Valera Pharmaceuticals, Inc. and BioPro Pharmaceutical, Inc. dated January 28, 2005 (83)

10.190	- 2002 Equity Incentive Plan of Valera Pharmaceuticals, Inc. (83)

10.191	- Agreement between National Patent Development Corporation and Dento-Med Industries, Inc. dated November 30, 1989 (83)

10.192	- Amended and Restated Executive Employment Agreement by and between Valera Pharmaceuticals, Inc. and David S. Tierney, M.D. dated July 5, 2006 (84) (*)

10.193	- Supply Agreement by and between Valera Pharmaceuticals, Inc. and Plantex USA Inc. (85)

10.194	- Investment and Shareholders’ Agreement of Valera Pharmaceuticals, Inc. with Spepharm Holding B.V. (86)

10.195	- License and Distribution Agreement between Valera Pharmaceuticals, Inc. and Spepharm Holding B.V. (86)

10.196	- Revised Research and Development Proposal dated April 27, 2005, between Valera Pharmaceuticals, Inc. and Poly-Med, Inc. (87)

10.197	- Advanced Development and Pilot Production Outline issued by the Company and Poly-Med on March 24, 2006 and revised on April 10, 2006. (87)

10.198	- Letter Agreement dated December 4, 2006, between Valera Pharmaceuticals, Inc. and Poly-Med, Inc. (87)

10.199	- Form of Letter Agreement dated December 21, 2006 to Amend Change in Control Agreements by and between Valera Pharmaceuticals, Inc. and certain officers (88) (*)

10.200	- Letter Agreement dated December 21, 2006 to Amend Amended and Restated Executive Employment Agreement by and between Valera Pharmaceuticals, Inc. and David S. Tierney (88) (*)

10.201	- Form of Amended and Restated Employment Agreement by and between the Registrant and Glenn L. Cooper, M.D. effective as of October 1, 2007 (80) (*)

10.202	- Form of Amended and Restated Employment Agreement by and between the Registrant and Thomas F. Farb. effective as of October 1, 2007 (80) (*)

10.203	- Form of Amended and Restated Employment Agreement by and between the Registrant and Bobby W. Sandage, Jr. effective as of October 1, 2007 (80) (*)

10.204	- Form of Amended and Restated Employment Agreement by and between the Registrant and Michael W. Rogers effective as of October 1, 2007 (80) (*)

10.205	- Form of Amended and Restated Employment Agreement by and between the Registrant and Mark S. Butler effective as of October 1, 2007 (80) (*)

10.206	- Form of Amended and Restated Employment Agreement by and between the Registrant and Noah D. Beerman effective as of October 1, 2007 (80) (*)

21	- List of Subsidiaries (89)

23	- Consent of PricewaterhouseCoopers LLP (89)

31.1

-   Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (89)

31.2

-   Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (89)

32.1	- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer (89)

32.2	- Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer (89)

(*)	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 33-32408) declared effective on March 8, 1990.
(2)	Confidential Treatment requested for a portion of this Exhibit.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 1990.
(4)	Incorporated by reference to Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 33-32408) filed December 18, 1991.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1992.
(6)	Incorporated by reference to the Registrant’s Form 8-K dated November 30, 1992.
(6a)	Incorporated by reference to Post-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 33-32408) filed on December 21, 1992.
(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1992.
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1993.
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1993.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 or Amendment No. I (File no. 33-75826).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1994.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated June 20, 1994.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1994.
(15)	Incorporated by reference to the Registrant’s Report on Form 8-K dated June 2, 1995.

(16)	Incorporated by reference to the Registrant’s Report on Form 8-K dated August 16, 1995.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995.
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q or 10-Q/A for the period ended June 30. 1996.
(19)	Incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form S-3 (File No. 333-1273) filed March 15, 1996.
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996.
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1996.
(22)	Incorporated by reference to Exhibit 3.5 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(25)	Incorporated by reference to the Registrant’s Form S-8 (File No. 333-40315) filed November 14, 1997.
(26)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997.
(27)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1997.
(28)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1998.
(29)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(30)	Incorporated by reference as to Exhibit 99.1 of Registrant’s Form 8-K dated September 3, 1998.
(31)	Incorporated by reference as to Exhibit 99.2 of Registrant’s From 8-K dated September 28, 1998.
(32)	Incorporated by reference as to Exhibit 99.3 of Registrant’s Form 8-K dated September 28, 1998.
(34)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(35)	Incorporated by reference to Registrant’s Form 8-K dated July 27, 1999.
(37)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999.
(38)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 1999.
(39)	Incorporated by reference to Registrant’s Definitive Proxy Statement filed January 28, 2000.
(40)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(41)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000.
(42)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2000.
(43)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(44)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001.
(45)	Incorporated by reference to Exhibit 10.124 of Registrant’s Form 8-K dated December 21, 2001.
(46)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(47)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2002.
(48)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2003.
(49)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(50)	Incorporated by reference to Registrant’s Form 8-K filed December 7, 2007.
(51)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(52)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.
(53)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(54)	Incorporated by reference to Registrant’s Definitive Proxy Statement filed January 28, 2004.
(55)	Incorporated by reference to Registrant’s Form 8-K filed April 19, 2004.
(56)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2004.
(57)	Incorporated by reference to Registrant’s Definitive Proxy Statement filed January 28, 2005.
(58)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
(59)	Incorporated by reference to Registrant’s Form 8-K filed May 17, 2005.
(60)	Incorporated by reference to Registrant’s Form 8-K filed August 2, 2005.
(61)	Incorporated by reference to Registrant’s Form 8-K filed October 28, 2005.
(62)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
(63)	Incorporated by reference to Registrant’s Form 8-K filed December 16, 2005.
(64)	Incorporated by reference to Registrant’s Definitive Proxy Statement filed January 30, 2006.
(65)	Incorporated by reference to Registrant’s Form 8-K filed March 6, 2006.
(66)	Incorporated by reference to Registrant’s Form 8-K filed April 6, 2006.
(67)	Incorporated by reference to Registrant’s Form 8-K filed June 30, 2006.
(68)	Incorporated by reference to Registrant’s Form 8-K filed September 18, 2006.
(69)	Incorporated by reference to Registrant’s Form 8-K filed October 20, 2006.
(70)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
(71)	Incorporated by reference to Registrant’s Form 8-K filed December 12, 2006.
(72)	Incorporated by reference to Registrant’s Annual Report on Form 10-K/A filed January 26, 2007 for the fiscal year ended September 30, 2006.
(73)	Incorporated by reference to Registrant’s Registration Statement on Form S-4 (File No. 333-140271) filed on March 12, 2007
(74)	Incorporated by reference to Registrant’s Form 8-K filed April 17, 2007.
(75)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
(76)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.
(77)	Incorporated by reference to Registrant’s Form 8-K filed August 7, 2007.
(78)	Incorporated by reference to Registrant’s Form 8-K filed September 21, 2007.
(79)	Incorporated by reference to Registrant’s Form 8-K filed November 2, 2007.
(80)	Incorporated by reference to Registrant’s Form 8-K filed November 30, 2007.
(81)	Incorporated by reference to Amendment No. 4 to Registration Statement on Form S-1 of Valera (File No. 333-123288) filed on December 9, 2005 by Valera.
(82)	Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 of Valera (File No. 333-123288) filed on April 20, 2005 by Valera.
(83)	Incorporated by reference to Registration Statement on Form S-1 of Valera (File No. 333-123288) filed on March 14, 2005 by Valera.
(84)	Incorporated by reference to Current Report on Form 8-K of Valera (File No. 000-51768) filed on July 10, 2006 by Valera.
(85)	Incorporated by reference to Quarterly Report on Form 10-Q of Valera (File No. 000-51768) filed on August 9, 2006 by Valera.

(86)	Incorporated by reference to Quarterly Report on Form 10-Q of Valera (File No. 000-51768) filed on November 9, 2006 by Valera.
(87)	Incorporated by reference to Current Report on Form 8-K of Valera (File No. 000-51768) filed on December 11, 2006 by Valera.
(88)	Incorporated by reference to Current Report on Form 8-K of Valera (File No. 000-51768) filed on December 27, 2006 by Valera.
(89)	Filed with this report.

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

Name	Title	Date

/S/ GLENN L. COOPER Glenn L. Cooper, M.D.	Chief Executive Officer and Chairman (Principal Executive Officer)	December 11, 2007

/S/ ANDREW FERRARA Andrew Ferrara	Director	December 11, 2007

/S/ JAMES C. GALE James C. Gale	Director	December 11, 2007

/S/ MICHAEL E. HANSON Michael E. Hanson	Director	December 11, 2007

/S/ STEPHEN C. MCCLUSKI Stephen C. McCluski	Director	December 11, 2007

/S/ MALCOLM MORVILLE Malcolm Morville	Director	December 11, 2007

/S/ CHERYL P. MORLEY Cheryl P. Morley	Director	December 11, 2007

/S/ MICHAEL W. ROGERS Michael W. Rogers	Executive Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer)	December 11, 2007

/S/ DALE RITTER Dale Ritter	Senior Vice President, Finance, (Principal Accounting Officer)	December 11, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Indevus Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of stockholders’ deficit and statements of cash flows present fairly, in all material respects, the financial position of Indevus Pharmaceuticals, Inc. and its subsidiaries at September 30, 2007 and September 30, 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note N to the consolidated financial statements, the Company changed its method of accounting for stock-based payments in fiscal 2006.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Valera Pharmaceuticals, Inc. from its assessment of internal control over financial reporting as of September 30, 2007 because it was acquired by the Company in a purchase business combination during fiscal 2007. We have also excluded Valera Pharmaceuticals, Inc. from our audit of internal control over financial reporting. Valera Pharmaceuticals, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent $18.9M (10.3%) and $6.3M (9.6%), respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2007.

PricewaterhouseCoopers LLP (signed)

Boston, Massachusetts

December 11, 2007

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share data)

	September 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$71,142	$70,169
Marketable securities	—	5,956
Accounts receivable, net	7,249	2,851
Inventories, net	7,729	1,628
Prepaid and other current assets	4,708	2,598

Total current assets	90,828	83,202
Property, plant and equipment, net	9,771	880
Insurance claim receivable	1,258	1,258
Prepaid debt issuance costs	253	1,183
Inventories, net	682	3,293
Goodwill	48,244	—
Intangible assets, net	29,190	—
Other assets	2,824	2,491

Total assets	$183,050	$92,307

LIABILITIES
Current liabilities:
Accounts payable	$4,505	$2,917
Accrued expenses	24,357	11,026
Accrued interest	950	950
Contingent stock rights	347	—
Deferred revenue	21,946	13,433
Convertible notes	75	—

Total current liabilities	52,180	28,326
Convertible notes	68,037	72,000
Deferred revenue	136,515	114,041
Other	581	2,144
Minority interest	75	126
STOCKHOLDERS’ DEFICIT
Convertible Preferred Stock, $.001 par value, 5,000,000 shares authorized:
Series B, 239,425 shares issued and outstanding (liquidation preference at September 30, 2007 of $3,026)	3,000	3,000
Series C, 5,000 shares issued and outstanding (liquidation preference at September 30, 2007 of $502)	500	500
Common Stock, $.001 par value, 200,000,000 shares authorized; 76,360,039 and 56,040,456 shares issued and outstanding at September 30, 2007 and September 30, 2006, respectively	76	56
Additional paid-in capital	498,587	344,789
Accumulated deficit	(576,501)	(472,675)

Total stockholders’ deficit	(74,338)	(124,330)

Total liabilities and stockholders’ deficit	$183,050	$92,307

The accompanying notes are an integral part of the consolidated financial statements

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands except per share data)

	For the years ended September 30,
	2007	2006	2005
Revenues:
Product revenue	$25,033	$26,738	$14,269
Contract and license fees	41,034	23,714	19,067

Total revenues	66,067	50,452	33,336

Costs and expenses:
Cost of product revenues	14,640	19,692	8,593
Research and development	41,927	43,203	30,597
Marketing, general and administrative	60,185	36,009	41,983
Acquired in-process research and development	50,000	—	—
Amortization of intangibles	910	—	—

Total costs and expenses	167,662	98,904	81,173

Loss from operations	(101,595)	(48,452)	(47,837)
Investment income	3,354	3,505	3,142
Interest expense	(5,492)	(5,170)	(5,170)
Other	(93)	(437)	(182)

Loss before income taxes	(103,826)	(50,554)	(50,047)
Provision for income taxes	—	—	(3,171)

Net loss	$(103,826)	$(50,554)	$(53,218)

Net loss per common share, basic and diluted	$(1.61)	$(1.02)	$(1.13)

Weighted average common shares outstanding, basic and diluted	64,679	49,411	46,977

The accompanying notes are an integral part of the consolidated financial statements

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Dollar amounts in thousands)

	Common Stock		Preferred Stock		Additional Paid-in Capital
	Number of Shares	Par Value Amount	Number of Shares	Amount
Balance at September 30, 2004	47,825,896	$48	244,425	$3,500	$309,050
Proceeds from exercise of stock options					(1,036)
Proceeds from offering of Employee Stock Purchase Plan					(580)
Dividends on preferred stock					(35)
Stock-based compensation and other					36
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
Comprehensive loss:
Net loss
Unrealized gain on marketable and equity securities
Total comprehensive loss

Balance at September 30, 2006	56,040,456	56	244,425	3,500	344,789
Issuance of common stock for acquisition of business	19,896,136	20			140,487
Proceeds from exercise of stock options	224,210				908
Proceeds from offering of Employee Stock Purchase Plan	144,459				805
Dividends on preferred stock					(35)
Stock-based compensation and other	54,778				7,365
Convertible notes valuation					4,268
Comprehensive loss:
Net loss
Unrealized gain on marketable and equity securities
Total comprehensive loss

Balance at September 30, 2007	76,360,039	$76	244,425	$3,500	$498,587

The accompanying notes are an integral part of the consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT—(Continued)

(Dollar amounts in thousands)

		Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Accumulated Deficit		Number of Shares	Stockholders’ Amount	Total Equity	Comprehensive Income (Loss)
Balance at September 30, 2004	$(368,903)	$(131)	1,057,125	$(6,602)	$(63,038)
Proceeds from exercise of stock options			(246,791)	1,620	584
Proceeds from offering of Employee Stock Purchase Plan			(138,364)	908	328
Dividends on preferred stock					(35)
Stock-based compensation and other			(11,363)	74	110
Comprehensive loss:
Net loss	(53,218)				(53,218)	(53,218)
Unrealized gain on marketable and equity securities		127			127	127

Total comprehensive loss						$(53,091)

Balance at September 30, 2005	(422,121)	(4)	660,607	(4,000)	(115,142)
Public offering of common stock, net of issuance costs of $2,405					35,028
Proceeds from exercise of stock options			(323,376)	2,082	1,159
Proceeds from offering of Employee Stock Purchase Plan			(125,666)	754	640
Dividends on preferred stock					(35)
Stock-based compensation and other			(211,565)	1,164	4,570
Comprehensive loss:
Net loss	(50,554)				(50,554)	(50,554)
Unrealized gain on marketable and equity securities		4			4	4

Total comprehensive loss						$(50,550)

Balance at September 30, 2006	(472,675)	—	—	—	(124,330)
Issuance of common stock for acquisition of business					140,507
Proceeds from exercise of stock options					908
Proceeds from offering of Employee Stock Purchase Plan					805
Dividends on preferred stock					(35)
Stock-based compensation and other					7,365
Convertible notes valuation					4,268
Comprehensive loss:
Net loss	(103,826)				(103,826)	(103,826)
Unrealized gain on marketable and equity securities					—	—

Total comprehensive loss						$(103,826)

Balance at September 30, 2007	$(576,501)	$—	—	$—	$(74,338)

The accompanying notes are an integral part of the consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the years ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(103,826)	$(50,554)	$(53,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,805	447	403
Amortization of convertible note issuance costs	1,025	660	660
Minority interest in net income (loss) of consolidated subsidiary	(51)	435	—
Acquired in-process research and development	50,000	—	—
Inventory impairment	1,100	—	—
Noncash stock-based compensation	7,330	4,535	75
Noncash exchange of asset	1,100	—	—
Noncash consideration	—	(266)
Impairment and loss on equity securities	144	—	185
Lease abandonment	—	—	1,310
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(1,708)	(314)	4,505
Inventories	1,842	(3,950)	189
Prepaid and other assets	(1,390)	(1,221)	652
Accounts payable	(1,316)	620	(4,064)
Deferred revenue	30,887	(14,834)	(1,442)
Accrued expenses and other liabilities	4,341	2,743	(5,012)

Net cash used in operating activities	(8,717)	(61,699)	(55,757)

Cash flows from investing activities:
Purchases of property and equipment	(1,351)	(224)	(957)
Purchases of marketable securities	—	(5,956)	—
Proceeds from maturities and sales of marketable securities	5,956	16,123	37,802
Cash acquired net of business acquisition costs	3,372	—	—

Net cash provided by investing activities	7,977	9,943	36,845

Cash flows from financing activities:
Proceeds from sale of common stock, net	—	35,028	—
Proceeds from exercise of stock options and stock issued under employee stock purchase plan	1,713	1,799	911

Net cash provided by financing activities	1,713	36,827	911

Net change in cash and cash equivalents	973	(14,929)	(18,001)
Cash and cash equivalents at beginning of period	70,169	85,098	103,099

Cash and cash equivalents at end of period	$71,142	$70,169	$85,098

Supplemental disclosures of cash flow information and noncash transactions:
Issuance of common stock related to acquisition (see Note C)	$140,508
Modification of notes payable (see Note J)	$72,000

The accompanying notes are an integral part of the consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Nature of the Business

Indevus is a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. The Company’s approved products include SANCTURA® and SANCTURA® XR for overactive bladder (“OAB”), co-promoted with its partner Allergan, Inc. (“Allergan”), VANTAS® for advanced prostate cancer, SUPPRELIN® LA for central precocious puberty (“CPP”), and DELATESTRYL® for the treatment of hypogonadism. The Company markets its products through an approximately 100-person specialty sales force.

The Company’s core urology and endocrinology portfolio contains multiple compounds in development in addition to its approved products. The Company’s most advanced compounds are NEBIDO® for male hypogonadism, VALSTAR® for bladder cancer, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted diseases, the octreotide implant for acromegaly and a biodegradable ureteral stent for the treatment of kidney stones.

In addition to its core urology and endocrinology portfolio, there are multiple compounds outside of its core focus area which the Company either currently outlicenses for development and commercialization, or intends to outlicense in the future. These compounds include pagoclone for stuttering , ALKS 27 for chronic obstructive pulmonary disease (“COPD”) which the Company has been jointly developing with Alkermes, Inc. (“Alkermes”), aminocandin for systemic fungal infections for which the Company licensed the know-how to Novexel S.A. (“Novexel”) and IP 751 for pain and inflammation for which the Company recently licensed worldwide rights to Cervelo Pharmaceuticals, Inc. (“Cervelo”).

On April 18, 2007, the Company acquired Valera Pharmaceuticals, Inc. (“Valera”), a specialty pharmaceutical company focused on the development and commercialization of urology and endocrinology products (see Note C) (the “Valera Acquisition”). The Valera Acquisition was accounted for under the purchase method of accounting and the results of operations of Valera have been included in the consolidated results of the Company from the acquisition date.

The Company is subject to numerous risks and uncertainties. Such risks include but are not limited to: dependence on the success of SANCTURA, SANCTURA XR, NEBIDO, VANTAS and SUPPRELIN LA; effectiveness of our sales force; competition and its effect on pricing, spending, third-party relationships and revenues; dependence on third parties for supplies, particularly for histrelin, manufacturing, marketing, and clinical trials; risks associated with being a manufacturer of some of our products; risks associated with contractual agreements, particularly for the manufacture and co-promotion of SANCTURA and SANCTURA XR and the manufacture of NEBIDO, VANTAS, SUPPRELIN LA and VALSTAR™; reliance on intellectual property and having limited patents and proprietary rights; dependence on market exclusivity, changes in reimbursement policies and/or rates for SANCTURA, VANTAS, SUPPRELIN LA, DELATESTRYL® and any future products; acceptance by the healthcare community of our approved products and product candidates; uncertainties relating to clinical trials, regulatory approval and commercialization of our products, particularly SANCTURA XR, NEBIDO, and VALSTAR; product liability and insurance uncertainties; risks relating to the Redux-related litigation; need for additional funds and corporate partners, including for the development of our products; history of operating losses and expectation of future losses; uncertainties relating to controls over financial reporting; difficulties in managing our growth; valuation of our Common Stock; risks related to repayment of debts; risks related to increased leverage; general worldwide economic conditions and related uncertainties; and other risks.

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

Cash, Cash Equivalents and Marketable Securities: The Company invests available cash primarily in short-term bank deposits, money market funds, repurchase agreements, domestic and foreign commercial paper and government securities. Cash and cash equivalents include investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date and not considered available to fund current operations. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. At September 30, 2007 and 2006, all investments held were classified as “available-for-sale.” Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss until realized. The fair value of these securities is based on quoted market prices.

Accounts Receivable: Trade accounts receivable are recorded at the invoiced amount and do not bear interest. At September 30, 2007, the Company has recorded an allowance for doubtful accounts of approximately $241,000 related to product trade receivables. At September 30, 2006, the Company had not recorded an allowance for doubtful accounts as the Company believed all balances were fully collectible.

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

To date, the Company’s revenues have been generated from a limited number of sources. In fiscal 2007, the Company’s revenue was primarily generated pursuant to the SANCTURA Agreement (see Note Q). Total revenues generated in accordance with the SANCTURA Agreement were $53,728,000 or 81%, of total revenues in fiscal 2007, $44,937,000, or 89%, of total revenues in fiscal 2006 and $31,650,000, or 95%, of total revenue in fiscal 2005. Allergan also represented approximately 56% of accounts receivable at September 30, 2007. The Company believes credit risk associated with Allergan is not significant.

Inventory: Inventories are stated at the lower of cost or market with cost determined under the first in, first out (“FIFO”) method. The Company expenses costs related to inventory until such time as it receives approval from the FDA to market a product, at which time the Company commences capitalization of costs relating to that product.

Property, Plant and Equipment: Property, plant and equipment are stated at cost. The Company provides for depreciation using the straight-line method based upon the following estimated useful lives:

Manufacturing and office equipment	2 to 7 years
Leasehold improvements	5 to 10 years

Expenses for repairs and maintenance are charged to operations as incurred. Upon retirement or sale, the cost of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged, respectively, to operations.

Goodwill and Other Intangible Assets: The Company’s intangible assets consist of goodwill and the fair value of the VANTAS and Hydron Technology acquired pursuant to the Valera Acquisition. SFAS No. 142, Goodwill and Other Intangible Assets requires that periodic tests of goodwill’s impairment be performed and that the other intangibles be amortized over their useful lives unless those lives are determined to be indefinite. SFAS No. 142 requires that goodwill be tested for impairment annually or whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable.

The Company amortizes VANTAS and the Hydron Technology intangible assets using the straight-line method over estimated useful lives of 14 years and 17 years, respectively.

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

Revenue Recognition: Product revenue consists primarily of revenues from sales of products, royalties, and reimbursements for royalties owed by the Company. Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize the Company’s licensed technologies and are generally reported to the Company in a royalty report on a specified periodic basis. Royalty revenue is recognized in the period in which the sales of the product or technology occurred on which the royalties are based. If the royalty report for such period is received subsequent to the time when the Company is required to report its results on Form 10-Q or Form 10-K and the amount of the royalties earned is not estimable, royalty revenue is not recognized until a subsequent accounting period when the royalty report is received and when the amount of and basis for such royalty payments are reported to the Company in accurate and appropriate form and in accordance with the related license agreement.

The Company records sales of product as product revenue upon the later of shipment or as title passes to its customer. Sales of VANTAS and DELATESTRYL are reflected net of reserves for returns and allowances. For SUPPRELIN LA, where chargebacks, insurance reimbursement and refunds cannot be reasonably estimated, revenue is deferred until such amounts are known.

Contract and license fee revenue consists of sales force subsidies, and grants from agencies supporting research and development activities, and revenue from contractual initial and milestone payments received from partners, including amortization of deferred revenue from contractual payments.

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

Accounting for Stock-Based Compensation: On October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. The Company’s Consolidated Statement of Operations for the fiscal years ended September 30, 2007 and September 30, 2006 therefore include charges for stock-based compensation. During the fiscal year ended September 30, 2005, the Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for its stock-based compensation plans. For fiscal 2005, the Company adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment SFAS No. 123” (“SFAS No. 148”).

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

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which is effective for fiscal years ending after November 15, 2006. SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The adoption of SAB 108 has not had a material impact on our financial statements.

On September 15, 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as improving disclosures about those measures. The standard is effective for financial statements for fiscal years beginning after November 15, 2007. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. We are still evaluating the implications of this standard, but do not currently expect it to have a significant impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

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

C. Valera Acquisition

On April 18, 2007, the Company completed the Valera Acquisition. The Company acquired 100% of the outstanding stock of Valera in a tax-free stock-for-stock merger valued at approximately $128,544,000 plus contingent stock rights (“CSRs”) related to three of Valera’s product candidates in development at the time of the Valera Acquisition. At the date of acquisition, each share of Valera common stock was exchanged for 1.1337 shares of Indevus common stock. As a result, approximately 17,693,000 shares of Indevus common stock were issued.

Valera common stockholders received three CSRs for each share of Valera common stock and the option holders who consented to the proposed treatment of such options received three unfunded and unsecured promises to receive shares of Indevus common stock (“CSR Equivalents”). The CSRs convert to $1.00, $1.00 and $1.50, respectively, worth of Indevus common stock upon the FDA approval to market SUPPRELIN LA (treatment for CPP), a biodegradable stent and an octreotide implant (treatment for acromegaly), respectively.

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

The aggregate purchase price pertaining to the Valera Acquisition consisted of approximately $140,508,000 of the Company’s common stock, $4,211,000 of transaction costs consisting primarily of fees paid for financial advisory, legal, valuation and accounting services, and $347,000 of contingent stock rights liability to those Valera stockholders and option holders who had not converted their SUPPRELIN LA CSRs and CSR Equivalents, respectively, as of September 30, 2007.

The Valera Acquisition was accounted for under the purchase method of accounting and the results of operations of Valera have been included in the consolidated results of the Company from the acquisition date. The purchase price of the acquisition was allocated to tangible and intangible assets and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price exceeded the amounts allocated to the tangible and intangible assets acquired and liabilities assumed by $48,244,000, which was classified as goodwill. The goodwill is not deductible for tax purposes.

The following table presents the allocation of the purchase price for the acquisition of Valera, including the value of the SUPPRELIN CSRs and CSR Equivalents:

Current assets	$18,084,000
Property and equipment	8,434,000
Intangible assets:
Developed technology	30,100,000
Acquired in-process research and development	50,000,000

Total intangible assets	80,100,000
Goodwill	48,244,000
Other assets	1,227,000
Accrued expenses and other current liabilities	(10,196,000)
Long-term liabilities	(827,000)

Total consideration paid	$145,066,000

Of the $80,100,000 of acquired intangible assets, $50,000,000 was allocated to in-process research and development (“IPR&D”) and was reflected as expense in the fiscal year ended September 30, 2007 because the products to which it relates had not received regulatory approval prior to the acquisition date. The value assigned to IPR&D relates to the following products: SUPPRELIN LA, $24,000,000, the octreotide implant, $14,000,000 and a ureteral stent, $12,000,000. The Company believes that this charge represents a reasonable estimate of the future benefits attributed to the purchased IPR&D. The valuation was determined using an income approach. Cash flows were projected through a date commensurate with management’s expectation of patent protection. The discounted cash flow method was applied to the projected cash flows, adjusted for the probability of success using a discount rate of approximately 22%. The discount rate takes into consideration the uncertainty surrounding successful development and commercialization of the IPR&D. Given the risks inherent in the clinical development and regulatory approval process, it is possible, with the exception of SUPPRELIN LA which was recently approved, that no commercial product will ever result from these product candidates.

The following represents the unaudited pro forma results of the ongoing operations for Indevus and Valera as though the acquisition of Valera had occurred at the beginning of each of the years ended September 30, 2007 and September 30, 2006. As a result, the pro forma financial information for each of the years ended September 30, 2007 and September 30, 2006 includes non-recurring adjustments of $50,000,000 for IPR&D expense and $1,227,000 for stock compensation expense for the acceleration of vesting of Valera stock options. The unaudited pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	September 30, 2007	September 30, 2006
Revenue	$73,239,000	$70,400,000
Net loss	$(123,964,000)	$(115,802,000)
Net loss per common share (basic and diluted)	$(1.63)	$(1.68)

In December 2006, the Company entered into a co-promotion and marketing services agreement with Valera pursuant to which the Company’s sales force and Valera co-promoted VANTAS in the United States. This agreement terminated concurrent with the Company’s acquisition of Valera effective April 18, 2007. The Company recorded approximately $536,000 of revenue pursuant to the agreement in the year ended September 30, 2007.

D. Goodwill and Intangible Assets

The carrying amount of goodwill is $48,244,000 at September 30, 2007 and was recorded in connection with the Valera Acquisition and the subsequent conversion of CSRs and CSR Equivalents issued to the former shareholders of Valera relating to FDA approval of SUPPRELIN LA on May 3, 2007.

The Company’s intangible assets in the consolidated balance sheet at September 30, 2007 are detailed in the table below. All intangible assets were obtained as a result of the Valera Acquisition. The Company did not have any intangible assets at September 30, 2006.

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Straight Line Amortization Period
VANTAS	$17,100,000	$560,000	$16,540,000	14 years
Hydron Implant Technology	$13,000,000	$350,000	$12,650,000	17 years

	$30,100,000	$910,000	$29,190,000

Amortization expense for intangible assets acquired as a result of the Valera Acquisition totaled $910,000 during the year ended September 30, 2007. The Company did not have any intangible assets and therefore did not record amortization expense for intangible assets during the years ended September 30, 2006 and September 30, 2005. The annual amortization expense for each of the next five years for the acquired intangible assets is expected to be approximately $2,000,000.

E. Marketable Securities

Investments in marketable securities consisted of the following at September 30, 2006:

	Cost	Market Value
U.S. corporate notes	$5,956,000	$5,956,000

The Company’s investments at September 30, 2007 did not include any marketable securities. The Company reports unrealized gains and losses for its available-for-sale securities in accumulated other comprehensive income. Realized gains and losses of individual securities are reclassified into earnings when individual securities are sold using the specific identification method.

At September 30, 2007 and 2006, respectively, the Company had no gross unrealized gains or losses on marketable securities. At September 30, 2006, the Company had U.S. corporate notes of $5,956,000 maturing within one year of the balance sheet date. At September 30, 2007 and 2006, respectively, the Company had no investments in an unrealized loss position for which other-than-temporary impairments have not been recognized.

F. Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method.

The components of inventory at September 30, 2007 and 2006 are as follows:

	2007	2006
Raw materials	$771,000	$—
Work in process	4,405,000	—
Finished goods	3,235,000	4,921,000

	$8,411,000	$4,921,000

All of the Company’s inventories at the balance sheet date relate to commercially approved products: SANCTURA, VANTAS, and DELATESTRYL. In the year ended September 30, 2007, the Company established a reserve of $1,100,000 for the DELATESTRYL inventory that it believes is in excess of what can be sold before reaching a shelf life limitation and recorded the charge to cost of revenues. The Company has classified $682,000 and $3,293,000 of DELATESTRYL inventory, net of the reserve, as noncurrent as of September 30, 2007 and September 30, 2006, respectively.

G. Property, Plant and Equipment

At September 30, 2007 and 2006, property, plant and equipment consisted of the following:

	Useful Lives	2007	2006
Manufacturing and office equipment	2 – 5 years	$4,373,000	$2,068,000
Leasehold improvements	5 – 10 years	6,309,000	384,000
Construction in process		1,011,000	—

		11,693,000	2,452,000
Less: accumulated depreciation and amortization		(1,922,000)	(1,572,000)

Property, plant and equipment, net		$9,771,000	$880,000

There were no assets under capital leases at September 30, 2007 and 2006. Included in construction in process at September 30, 2007 were costs associated with new manufacturing equipment, supply chain management systems and leasehold improvements. These assets will begin to depreciate once they are placed in service or, in the case of the leasehold improvements, once the space is occupied.

Depreciation and amortization expense for property, plant and equipment for the three years ended September 30, 2007, 2006, and 2005 was $895,000, $447,000 and $403,000 respectively. Approximately

$8,148,000 of the $9,771,000 of net property, plant and equipment as of September 30, 2007 relates to the fair value of property, plant and equipment acquired as part of the Valera Acquisition.

H. Accrued Expenses

At September 30, 2007 and 2006, accrued expenses consisted of the following:

	2007	2006
Clinical and sponsored research	$9,048,000	$3,889,000
Compensation related	5,351,000	2,836,000
Sales and marketing	2,903,000	413,000
Manufacturing and production costs	2,243,000	1,266,000
Milestone payment	1,500,000	—
Professional fees	895,000	989,000
Other	2,417,000	1,633,000

	$24,357,000	$11,026,000

Effective January 1, 2007, the Company initiated a matching contribution benefit to participants in the Indevus Pharmaceuticals, Inc. Retirement Plan. The Company matching liability as of September 30, 2007 was approximately $429,000 and is included in the “Compensation related” balance noted above.

I. Commitments

The Company leases its facilities, as well as certain office equipment under non-cancelable operating leases. Rent expense under these leases was approximately $1,583,000, $1,188,000, and $940,000 for the years ended September 30, 2007, 2006, and 2005, respectively. Rent expense for fiscal 2007 includes rent expense from Valera leases from the acquisition date of April 18, 2007 to September 30, 2007.

At September 30, 2007, the Company’s future minimum payments under non-cancelable lease arrangements are as follows:

Fiscal Year	Operating Lease
2008	$2,700,000
2009	2,682,000
2010	2,701,000
2011	1,825,000
2012	1,654,000
Thereafter	3,710,000

Total Lease Payments	$15,272,000

Pursuant to certain of our in-licensing arrangements, we will owe payments to our licensors upon achievement of certain development, regulatory and licensing milestones. We generally cannot predict if or when such events will occur. We expect to pay Madaus $1,500,000 in fiscal 2008 for achievement of a cumulative net sales milestone related to SANCTURA which was accrued in fiscal 2006. We will owe BayerSchering $5,000,000 upon FDA approval, if obtained, of our NDA for NEBIDO, the PDUFA date for which is June 27, 2008. We will owe Supernus $1,300,000 upon launch of SANCTURA XR expected to occur in January 2008. In January we will owe the last $644,000 payment to Savient for the purchase of DELATESTRYL.

We lease approximately 100 automobiles for our field sales force. The lease requires a minimum term of 12 months per automobile. We expect monthly lease expense related to this operating lease to be approximately $50,000. We are responsible for certain disposal costs in case of termination. The average term of these leases is approximately three years.

The Helsinn Agreement contains certain minimum purchase requirements of trospium active pharmaceutical ingredient used in the production of SANCTURA XR. Total commitments under this agreement are approximately $10,250,000. These purchase requirements will commence in calendar 2009 as the FDA granted their approval of SANCTURA XR on August 3, 2007. This agreement is expected to be assigned to Allergan pursuant to the Allergan Agreement.

The BayerSchering Agreement contains certain minimum purchase requirements that would commence after the second year of sales of NEBIDO. Such minimums will be determined to be a percent of purchases we would make in the second year of sales. After the second year of sales, we will be able to determine such minimum purchase requirements. In addition, we agreed to pay BayerSchering approximately $2,000,000 for production of validation batches of NEBIDO. We recognized the expense related to this obligation in the fourth quarter of fiscal year 2007 and expect to pay BayerSchering in the first quarter of fiscal year 2008.

Pursuant to a supply agreement for valrubicin, the active ingredient of VALSTAR, we are obligated to purchase $1,000,000 of valrubicin annually for ten years commencing the year following FDA approval to sell VALSTAR. This obligation will be valid only if VALSTAR is approved in 2007. In April 2007, we filed an sNDA for VALSTAR. If VALSTAR is approved by the FDA in 2007, this minimum purchase obligation will commence in 2008. Based on the FDA’s subsequent inspection and correspondence, we are working with the FDA and our third-party manufacturer to assist in bringing the manufacturing facility into compliance with U.S. current Good Manufacturing Practices (“cGMP”).

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

We also enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, and clinical sites. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, other than costs and claims related to the market withdrawal of Redux (see Note K), to date there have been no claims to defend or settle related to these indemnification provisions and accordingly, no reserve is currently deemed necessary.

J. Convertible Notes

On August 6, 2007, the Company completed its offer to exchange all $72,000,000 of its outstanding 6.25% Convertible Senior Notes due July 2008 (the “Old Notes”), for an equal amount of the Company’s 6.25% Convertible Senior Notes due July 2009 (the “New Notes”) (the “Exchange Offer”). Holders of $71,925,000 of the Old Notes accepted the Exchange Offer. Consequently, the Company has $71,925,000 of the New Notes as a

component of long term liabilities and $75,000 of the Old Notes outstanding classified as a component of current liabilities as of September 30, 2007. The Old Notes and New Notes are collectively referred to herein as the Convertible Notes.

The terms of the New Notes are similar to the terms of the Old Notes except for certain material differences as follows:

(i) Maturity Date: The maturity date of the New Notes is July 15, 2009, which is one year later than the maturity date of the Old Notes, which is July 15, 2008. Similar to the Old Notes, the maturity date of the New Notes will continue to be subject to conversion at an earlier date at the discretion of the holders at a conversion price of $6.656 per share, as well as redemption by the Company at its option upon satisfaction of the market-based redemption condition.

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

(iii) Stock Price Condition for Provisional Redemption: A condition to the Company’s redemption of the New Notes and the Old Notes is that the current market value of its common stock equals or exceeds a certain threshold for at least 20 trading days in any consecutive 30 trading day period ending on the trading day prior to the date the notice of the provisional redemption is mailed. Under the New Notes this threshold is fixed at $8.50. Under the Old Notes this threshold is 150% of the conversion price then in effect, which currently is $9.984, based on the Old Notes conversion price of $6.656.

The Company concluded in accordance with ETIF 96-19: Debtors Accounting for a Modification or Exchange of Debt Instruments and EITF 06-6: Debtor’s Accounting for a Modification for a Modification (or Exchange) of Convertible Debt, the exchange of the Old Notes should be accounted for as a modification as opposed to an extinguishment and reissuance as the New Notes were not deemed to be substantially different from the Old Notes. As such, the unamortized existing bond issuance costs of approximately $700,000, incurred in the old note offering, will be ratably amortized through the new term of July 2009. Costs incurred of approximately $100,000 related to issuance of the New Notes have been expensed as incurred. The Company also concluded that none of the embedded derivatives as defined by FASB 133: Accounting for Derivative Instruments and Hedging Activities require bifurcation from the note payable. These embedded derivatives consist of the conversion feature allowing conversion into the Company’s common stock, the Company’s redemption provision based upon stock price conditions, and the put provision allowing the note holders to force repayment in the event of a change in control. EITF 06-6 also required the Company to calculate the fair value of the conversion feature immediately before and after the conversion. The Company engaged an independent third-party valuation firm to perform a Monte Carlo simulation method to quantify the value of the conversion feature immediately before and after the conversion. The result of that valuation indicated an increase in value of the conversion feature of $4,267,000. This increase in value was accounted for as a decrease in the carrying value of the New Notes and an increase in additional paid in capital. Accordingly, the carrying value of the New Notes was $67,658,000 as of the exchange date and will be accreted to the $71,925,000 face value of the New Notes over the period from the exchange date through the due date of July 15, 2009. Approximately $400,000 was accreted into the New Notes and interest expense for the period ended September 30, 2007.

K. Withdrawal of Redux, Legal Proceedings, Insurance Claims, and Related Contingencies

In May 2001, the Company entered into the AHP Indemnity and Release Agreement pursuant to which Wyeth agreed to indemnify the Company against certain classes of product liability cases filed against the Company related to Redux (dexfenfluramine hydrochloride capsules) C-IV, a prescription anti-obesity compound withdrawn from the market in September 1997. This indemnification covers plaintiffs who initially opted out of

Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth has agreed to fund all future legal costs related to the Company’s defense of Redux-related product liability cases. Also, pursuant to the agreement, Wyeth has funded additional insurance coverage to supplement the Company’s existing product liability insurance. The Company believes this total insurance coverage is sufficient to address its potential remaining Redux product liability exposure. However, there can be no assurance that uninsured or insufficiently insured Redux-related claims or Redux-related claims for which the Company is not otherwise indemnified or covered under the AHP Indemnity and Release Agreement will not have a material adverse effect on the Company’s future business, results of operations or financial condition or that the potential of any such claims would not adversely affect the Company’s ability to obtain sufficient financing to fund operations. Up to the date of the AHP Indemnity and Release Agreement, the Company’s defense costs were paid by, or subject to reimbursement to the Company from, the Company’s product liability insurers. To date, there have been no Redux-related product liability settlements or judgments paid by the Company or its insurers. In exchange for the indemnification, defense costs, and insurance coverage provided to Indevus by Wyeth, the Company agreed to dismiss its suit against Wyeth filed in January 2000, its appeal from the order approving Wyeth’s national class action settlement of diet drug claims, and its cross-claims against Wyeth related to Redux product liability legal actions.

At September 30, 2007, the Company has an accrued liability of approximately $500,000 for Redux-related expenses, including legal expenses. The amount the Company ultimately pays could differ significantly from the amount currently accrued at September 30, 2007. To the extent the amount paid differs from the amount accrued, the Company will record a charge or credit to the statement of operations.

As of September 30, 2007, the Company had an outstanding insurance claim of approximately $3,700,000, consisting of payments made by the Company to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to the Company by Reliance Insurance Company (“Reliance”). In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting the Company’s best estimate given the available facts and circumstances. The amount the Company collects could differ from the $1,258,000 reflected as a noncurrent insurance claim receivable at September 30, 2007. It is uncertain when, if ever, the Company will collect any of its $3,700,000 of estimated claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5,000,000 limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

L. Stockholders’ Equity

Issuance of shares upon acquisition: In fiscal 2007, the Company completed the Valera Acquisition (see Note C). Approximately 19,900,000 shares of common stock were issued as consideration for the acquisition.

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

Preferred Stock: The Certificate of Incorporation of the Company authorizes the issuance of 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions, including the dividend, conversion, voting, redemption (including sinking fund provisions), and other rights, liquidation preferences, and the number of shares constituting any series and the designations of such series, without any further vote or action by the stockholders of the Company. In fiscal 1993, the Company issued shares of Series B and Series C Convertible Preferred Stock in connection with an agreement with Wyeth (see Note Q).

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

Other: In addition to the 76,360,039 shares of Common Stock outstanding at September 30, 2007, there were approximately 33,031,000 shares of Common Stock reserved for issuance (“Reserved Common Shares”). Included in the number of Reserved Common Shares are the following: (i) 10,817,000 shares reserved for issuance upon conversion of the Convertible Notes; (ii) 16,624,000 shares issuable upon exercise of outstanding options, performance stock awards and deferred stock units, certain of which may be subject to anti-dilution provisions which provide for the adjustment to the conversion price and number of shares for option holders if Indevus issues additional securities below certain prices; (iii) 4,756,000 shares of Common Stock reserved for issuance upon conversion of the Company’s authorized but unissued Preferred Stock; (iv) 622,000 shares of Common Stock issuable upon conversion of issued and outstanding Preferred Stock; and (v) 212,000 shares reserved for issuance under the 1995 and 1997 Plans (See Note N).

M. Basic and Diluted Loss per Share

During the year ended September 30, 2007, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were options to purchase 1,580,000 shares of Common Stock at prices ranging from $6.93 to $8.72 with expiration dates ranging up to August 9, 2017. Additionally, during the year ended September 30, 2007, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) the Convertible Notes, which are convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 with respect to the Old Notes and through July 15, 2009 with respect to the New Notes; (ii) options to purchase 11,218,000 shares of Common Stock at prices ranging from $1.22 to $6.91 with expiration dates ranging up to September 4, 2017; (iii) Series B and C preferred stock convertible into 622,222 shares of Common Stock; (iv) unvested restricted stock with service-based vesting criteria of 237,100 shares and unvested restricted stock awards with service and market-based vesting criteria of 227,650 to 379,500 contingently issuable shares; and (v) unvested deferred stock units with service vesting criteria of 48,000 shares of common stock.

During the year ended September 30, 2006, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were options to purchase 4,927,874 shares of Common Stock at prices ranging from $5.18 to $20.13 with expiration dates ranging up to September 26, 2016. The Old Notes, which prior to the exchange were convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008, are also excluded from dilutive earnings per share as they would have been anti-dilutive following the if converted method. Additionally, during the year ended September 30, 2006, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 6,965,399 shares of Common Stock at prices ranging from $1.22 to $5.08 with expiration dates ranging up to June 28, 2016 and (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock and (iii) unvested restricted stock with service-based vesting criteria of 215,900 shares and unvested restricted stock awards with service and market-based vesting criteria of 210,750 to 351,400 contingently issuable shares.

During the year ended September 30, 2005, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were options to purchase 5,200,925 shares of Common Stock at prices ranging from $4.26 to $20.13 with expiration dates ranging up to March 1, 2015 and a warrant to purchase 10,000 shares of Common Stock with an exercise price of $6.19 and with an expiration date of July 17, 2006. The Old Notes, which prior to the exchange were convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008, are also excluded from dilutive earnings per share as they would have been anti-dilutive following the if converted method. Additionally, during the year ended September 30, 2005, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 6,114,889 shares of Common Stock at prices ranging from $1.22 to $4.16 with expiration dates ranging up to September 12, 2015 and (ii) Series B and C preferred stock convertible into 622,222 shares of Common Stock.

N. Stock Plans and Stock-Based Compensation

Stock Plans

The Company has several stock-based employee compensation plans, including (i) the 1994 Long-Term Incentive Plan (the “1994 Plan”) that expired in 2004; and (ii) the 1998 stock option plan (the “1998 plan”), that expired in 2005. Incentive and non-qualified options granted to employees, officers, directors and consultants pursuant to the 1989 and 1994 Plans which were outstanding as of the date the 1989 and 1994 Plans expired may be exercised until cancelled or expired. Under the 2000 Stock Option Plan (the “2000 Plan”), incentive and non-qualified options to purchase 3,500,000 shares may be granted. Under the Company’s 2004 Equity Incentive Plan (the “2004 Plan”), incentive and non-qualified options to purchase 9,000,000 shares may be granted. Under the 2000 Plan, the 2004 Plan, and under the 1994 and 1998 Plans prior to their expiration (collectively the “Option Plans”), employees and officers may be granted incentive and nonqualified options and directors and consultants may be granted non-qualified options. Persons who were executive officers or directors of the Company as of the date of adoption of the 1998 Plan were not eligible to receive grants under the 1998 Plan. The duration of each Option Plan is ten years. The term of each grant under the 1994, 2000, and 2004 Plans cannot exceed ten years and the term of each grant under the 1998 Plan cannot exceed seven years.

The Company’s 1997 Equity Incentive Plan (the “1997 Plan”) provides for the grant of restricted stock awards which entitle the plan participants to receive up to an aggregate of 1,750,000 shares of the Company’s Common Stock upon satisfaction of specified vesting periods. As of September 30, 2007, restricted stock awards to acquire an aggregate of 1,737,918 shares had been granted, net of forfeitures, to employees of the Company primarily in consideration of services rendered by the employee to the Company and payment of the par value of the shares. As of September 30, 2007, 1,737,918 shares have vested and been issued and there were 12,082 restricted stock awards available for grant by the Company under the 1997 Plan. In November 2007, the 1997 Plan terminated and no additional awards are available for grant thereunder. Any awards outstanding as of such termination shall continue to have force and effect in accordance with the provisions of the 1997 Plan and the agreements evidencing such awards.

The Company’s 1995 Employee Stock Purchase Plan (the “1995 Plan”) covers an aggregate of 1,050,000 shares of Common Stock which is offered in one-year offerings (an “Offering”). Each Offering is divided into two six-month Purchase Periods (the “Purchase Periods”). Stock is purchased at the end of each Purchase Period with employee contributions at the lower of 85% of the closing sale price of the Company’s Common Stock on the first day of an Offering or the last day of the related Purchase Period. At September 30, 2007, there were 199,794 shares remaining to be purchased under the 1995 Plan.

Stock-Based Compensation

On October 1, 2005, the Company adopted SFAS No. 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense, excluding portions related to modifications and restricted stock, was $4,572,000 and 3,331,000, before tax, for the fiscal years ended September 30, 2007 and 2006, respectively. Previously the Company had followed APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements.

Stock Option and Plan Modifications

During its fiscal year ended September 30, 2007, the Board of Directors approved modifications to extend the term of certain outstanding fully-vested stock options and the Company recorded $530,000 of noncash compensation expense related to these modifications. Pursuant to FAS 123R, the Company is required to record a charge for the change in fair value measured immediately prior and subsequent to the modification of the stock options. In addition, $1,227,000 of noncash compensation expense was recorded due to acceleration of vesting of Valera options on April 18, 2007, in connection with the Valera Acquisition.

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

Deferred Stock Units

Subject to the discretion of the Compensation Committee of the Board of Directors, on the date following each annual meeting of the stockholders, each non-employee director of the Company may receive annual grants of a number of deferred stock units determined by the Committee at the time of grant based on current market conditions and the fair market value of the Company’s common stock. In accordance with this policy, on April 30, 2007, each of the non-employee members of the Board of Directors of the Company was granted 8,000 Deferred Stock Units (“DSUs”) pursuant to the Company’s 2004 Equity Incentive Plan. Compensation expense for these awards is recognized over the three year vesting period and is recorded as a component of general and administrative expense. As such, during the year ended September 30, 2007, $56,000 of noncash compensation expense related to these DSUs was recognized. The Company will recognize the remaining $290,000 of noncash compensation expense related to these DSUs over the remaining 2.6 years. Each DSU represents the right to receive one share of the Company’s common stock. The DSUs vest in three equal annual increments April 30, 2008, 2009 and 2010 and the vested portion of the award is distributable after the earlier of the Director’s retirement from the Board or five years from the date of grant.

Other Stock Award Grants

During its fiscal year ended September 30, 2007, the Company granted certain restricted and other unvested performance-based common stock awards to the Company’s executive officers pursuant to the Company’s 2004 Equity Incentive Plan. Compensation expense for these awards is recognized over the service period and is recorded as a component of marketing, general and administrative and research and development expense, as appropriate.

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

During the fiscal years ended September 30, 2007 and 2006, $945,000 and $432,000, respectively, of noncash compensation expense related to these awards was recognized.

Calculation of the fair value of these restricted and other unvested performance-based common stock awards was determined using a binomial valuation model that utilizes the assumptions shown in the table below. For certain of these stock awards that vest based upon market-based vesting criteria, a Monte Carlo Simulation technique and the lattice model were used to value these awards.

	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006
Expected volatility	56.00%	65.00%
Risk-free interest rate	4.78%	4.79%
Dividend rate	0.00%	0.00%

Stock-Based Compensation

The Company recognized the full impact of its share-based payment plans, including the impact of the charges related to the modifications and restricted stock explained above, in the consolidated statements of income for the fiscal years ended September 30, 2007 and 2006 under SFAS 123R and did not capitalize any such costs on the consolidated balance sheets, as such costs that qualified for capitalization were not material. In the fiscal years ended September 30, 2007 and 2006, the Company recorded $7,330,000 and $4,535,000 of these noncash expenses, respectively. There was no impact in either of the fiscal years ended September 30, 2007 or 2006, on cash flows from operations, investing or financing activities in connection with the adoption of SFAS 123R. In the fiscal year ended September 30, 2007, the Company allocated $200,000, $1,438,000 and $5,692,000 to cost of goods sold, research and development and marketing, general and administrative expense, respectively. In the fiscal year ended September 30, 2006, the Company allocated $851,000 and $3,684,000 to research and development and marketing, general and administrative expense, respectively.

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net loss and loss per share for the fiscal year ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee awards.

Fiscal Year Ended September 30, 2005
Net loss as reported	$(53,218,000)
Add: Employee compensation expense for share options included in reported net loss, net of income taxes	75,000
Less: Total employee compensation expense for share options determined under the fair value method, net of income taxes	(3,247,000)

Pro forma net loss	$(56,390,000)

Loss per share:
Basic and diluted as reported	$(1.13)
Basic and diluted pro forma	$(1.20)

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

Below are the factors used to determine the value of options, including the value of stock offered under the 1995 Plan, granted pursuant to SFAS 123R:

	Fiscal Years Ended September 30,
	2007		2006		2005
	Executives	Non-executives	Executives	Non-executives	All grants
Option life	8 years	6.25 to 6.5 years	8 years	6.25 years	4 years
Risk-free interest rate	4.7%	4.4% to 5.0%	5.0%	4.6%	3.9%
Stock volatility	63%	46% to 61%	73%	65%	60%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%

As of September 30, 2007, there remained approximately $10,810,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted average period of approximately 1.5 years.

Presented below is the Company’s stock option activity:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2006	11,781,378	$4.55
Granted	2,537,646	$6.80
Exercised	(224,210)	$4.05
Cancelled	(791,568)	$5.87

Outstanding at September 30, 2007	13,303,246	$4.91

Options exercisable at end of period	9,718,891	$4.45

The weighted average fair value of options granted during the twelve months ended September 30, 2007, 2006 and 2005 was $4.03, $3.25 and $1.90, respectively.

At September 30, 2007, stock options were outstanding and exercisable as follows:

Outstanding			Exercisable
Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
3,548,204	3.7 years	$2.43	3,164,829	$2.37
3,420,781	4.6 years	$4.32	3,032,061	$4.27
3,528,375	3.9 years	$6.22	2,552,438	$6.16
2,805,886	8.2 years	$7.13	969,563	$7.33

13,303,246	5.0 years	$4.91	9,718,891	$4.45

The aggregate intrinsic value of outstanding options as of September 30, 2007 was $27,300,000, of which $24,300,000 was related to exercisable options. The intrinsic value of options exercised during the fiscal years ended September 30, 2007, 2006 and 2005 was $646,000, $1,431,000 and $960,000, respectively. The intrinsic value of options vested during the fiscal years ended September 30, 2007, 2006 and 2005 was $2,043,000, $1,327,000 and $133,000. The weighted average contractual life for total options exercisable at September 30, 2007 was approximately 3.5 years. The weighted average contractual life for total options outstanding at September 30, 2007 was approximately 5.0 years.

At September 30, 2007, there remained approximately $1,389,000 of compensation expense related to restricted and other performance-based stock awards to be recognized as expense over approximately 2.0 years.

Presented below is the Company’s unvested restricted stock award activity:

	Unvested Restricted Stock Awards
	Service-Based		Service and Market-Based
	Shares	Weighted Average Grant Date Fair Value	Share Range			Weighted Average Grant Date Fair Value
Nonvested at September 30, 2006	215,900		210,750	to	351,400
Granted	50,000	$6.32	45,000	to	75,000	$5.88
Vested	—		—		—
Forfeited	(28,800)		(28,100)		(46,900)

Nonvested at September 30, 2007	237,100		227,650		379,500

The aggregate intrinsic value of restricted stock awards outstanding at September 30, 2007 was $1,638,000 for awards with service-based vesting criteria and from $1,573,000 to $2,622,000 for contingently issuable awards with service and market-based vesting criteria.

O. Income Taxes

The provision for income taxes for the fiscal years ended September 30, 2007, 2006 and 2005 consist of the following:

	2007	2006	2005
Current tax expense (benefit):
Federal	$—	$—	$1,665,000
State	—	—	1,506,000
Deferred tax expense (benefit):
Federal	20,245,000	14,841,000	17,564,000
State	2,677,000	682,000	(900,000)
Change in Valuation Allowance	(22,922,000)	(15,523,000)	(16,664,000)

	$—	$—	$3,171,000

The Company files consolidated tax returns. For each of the years ended September 30, 2007, 2006 and 2005, our United States Federal statutory tax rate was 34% and our effective tax rate was 0%, 0% and 6.3%, respectively. Our effective tax rate varies from our statutory tax rate for the years ended September 30 principally due to the following:

Fiscal Years Ended September 30,	2007	2006	2005
U.S. statutory rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(2.6)	(1.4)	4.8
Permanent differences	17.3	2.9	0.7
Credit generation	(2.5)	1.3	(1.2)
Expiration of credit	0.5	0.5	2.8
Valuation allowance	21.3	30.7	33.2

	—%	—%	6.3%

Included in the effective tax rate for the year ended September 30, 2007 is the permanent difference that resulted from the $50,000,000 in-process research and development charge related to the Company’s acquisition of Valera, which is not deductible for tax purposes. Under EITF 96-7, “Accounting for Deferred Taxes on In-Process Research and Development Activities Acquired in a Purchase Business Combination,” a deferred tax liability was not recorded in the initial purchase accounting for in-process research and development.

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company’s historical losses from operations represent significant negative evidence that indicates the need for a valuation allowance. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset. If it is determined, based on future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

At September 30, 2007 and 2006, the significant components of the Company’s deferred taxes consisted of the following:

	2007	2006
Assets
Federal and state net operating loss carry forwards	$122,288,000	$82,856,000
Federal and state tax credit carry forwards	13,451,000	8,647,000
Capital loss carry forwards	15,772,000	2,074,000
Accrued expenses	12,802,000	9,526,000
Investment in CPEC LLC	5,697,000	5,657,000
Investment in unconsolidated subsidiaries	—	11,726,000
Deferred revenue	44,004,000	50,983,000
Liabilities
Purchase accounting	(12,607,000)	—
Valuation allowance	(201,407,000)	(171,469,000)

Net deferred tax asset	$—	$—

At September 30, 2007, the Company had consolidated Federal net operating loss carryforwards of approximately $329,615,000, which expire at various dates from 2018 through 2026, and consolidated state tax net operating loss carryforwards of approximately $201,953,000, which expire at various dates from 2007 through 2014. At September 30, 2007, the Company had approximately $9,040,000 of Federal tax credit carryforwards, which expire at various dates through 2026, and approximately $4,261,000 of state tax credit carryforwards, which expire at various dates through 2022. In addition, the Company had Federal capital loss carryforwards of approximately $41,127,000, which expire at various dates through 2012. Approximately $19,400,000 of the net operating loss carryforwards available for federal income tax purposes relate to exercises of non-qualified stock options and disqualifying dispositions of incentive stock options, the tax benefit from which, if realized, will be credited to additional paid-in capital. Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of the Company’s historical net operating loss and tax credit carryforwards may be subject to annual limitations due to a change in ownership of more than 50%.

On April 17, 2007, the Company completed a merger with Valera. For tax purposes, this merger was treated as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended. As a result, Valera’s tax basis and tax attributes remained unchanged and transferred to the Company. Included in these tax attributes were Federal net operating loss carryforwards of approximately $43,245,000, state tax net operating loss carryforwards of approximately $38,198,000, Federal tax credit carryforwards of $1,704,000 and state tax credit carryforwards of $647,000. At the date of acquisition, Valera’s net deferred tax asset was approximately $20,590,000 immediately prior to the Company’s recognition of $13,574,000 of deferred tax liabilities related to the basis differences related to the acquired intangible assets and other purchase accounting adjustments. In accordance with SFAS 109, “Accounting for Income Taxes” and SFAS 141, “Business Combinations,” the Company recorded such deferred tax liabilities in accounting for the acquisition, and recorded an incremental valuation allowance of $7,016,000. Pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of Valera’s net operating loss and tax credit carryforwards as of April 17, 2007 will be subject to annual limitations due to a change in ownership of more than 50%. The Company is currently in the process of determining the amounts of these annual limitations.

P. Related Party Transactions

The Company has or had agreements with certain directors and an officer who is not an employee to provide technical and other consulting services. Total amounts due or paid pursuant to such agreements were approximately $858,000, $357,000 and $400,000 in fiscal 2007, 2006 and 2005, respectively.

Q. Product Agreements

SANCTURA and SANCTURA XR.

Allergan/Esprit: In September 2007, the Company entered into an Amended and Restated License, Commercialization and Supply Agreement with Esprit, which re-defined the obligations of each party and superseded all previous agreements, (the “Allergan Agreement”). On October 16, 2007, the effective date of the Allergan Agreement, Allergan also acquired Esprit resulting in Esprit being a wholly-owned subsidiary of Allergan. Upon effectiveness of the Allergan Agreement, the Company received an up-front license fee, partially creditable by Allergan against future payments to the Company, of $25 million. The Allergan Agreement also grants the Company the right to receive a fixed percentage of net sales for the term of this Agreement, subject to increasing annual minimum royalties aggregating up to $123 million for the first seven years of this Agreement, provided there is no product adverse event, as defined. In addition, the Company will receive approximately $9 million in annual sales force subsidy for Fiscal Year 2008 which can be extended for six months at the Company’s option. The Company may also receive a payment of $20 million related to a long-term commercialization milestone related to generic competition. Lastly, all third-party royalties paid by the Company as a result of existing licensing, manufacturing and supply agreements associated with sales of SANCTURA and SANCTURA XR as of October 16, 2007 will be reimbursed to the Company. The Company will manufacture and supply SANCTURA XR to Allergan at its own cost through approximately June 30, 2008 and SANCTURA through September 30, 2012.

Commencing on the effective date of the Allergan Agreement, we will amortize the deferred revenue balances that existed on the effective date and the upfront license payment of $25 million on a straight-line basis over the approximately 5 year obligation period of the agreement. All future payments received from Allergan during the new 5 year obligation period of the agreement will be recognized using the contingency-adjusted performance model. All payments received after the new 5 year obligation period of the agreement will be recognized as revenue when earned.

Esprit/PLIVA: Prior to the Allergan agreement noted above, in April 2004, the Company entered into a license, commercialization and supply agreement with PLIVA through its specialty-branded subsidiary, Odyssey Pharmaceuticals, Inc. for the U.S. commercialization of SANCTURA for OAB (the “SANCTURA Agreement”). In May 2005, the Company, PLIVA and Esprit entered into an Amendment and Consent Agreement (the “Amendment and Consent”), which became effective as of July 1, 2005, pursuant to which the Company amended certain provisions of the SANCTURA Agreement and consented to the acquisition by Esprit of the rights to market SANCTURA in the U.S. from PLIVA and the assumption by Esprit of PLIVA’s obligations under the SANCTURA Agreement. Upon the effectiveness of the Amendment and Consent Agreement, the effective royalty rates increased and the Company became entitled to annual minimum royalties of $5,625,000, $7,875,000, and $10,500,000 for the first three years of the Amendment and Consent Agreement, respectively. Additionally, the annual sales force subsidy was increased to $8,750,000 through December 31, 2007. Further, Esprit would not be subject to minimum detail and sales force requirements. Esprit granted Indevus the right to co-promote one of Esprit’s future products on terms to be negotiated. Except if the context indicates otherwise, all references to the SANCTURA Agreement shall mean the agreement as amended by the Amendment and Consent.

Under the SANCTURA Agreement, the Company received $30,000,000 upon the initial signing, $120,000,000 upon the approval of SANCTURA by the FDA in May 2004, $10,000,000 upon initiation of the SANCTURA XR Phase III clinical trial program in September 2005 and $10,000,000 upon submission of the SANCTURA XR NDA to the FDA in October 2006. In addition, in August 2007, the Company received a payment of $49,900,000 as a result of the FDA approval of the SANCTURA XR NDA. Through September 30, 2007, the company amortized the up-front and milestone payments under the contingency-adjusted performance model over an estimated term of the SANCTURA Agreement of twelve years.

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

Under the SANCTURA Agreement, through 2012 we are obligated to supply SANCTURA to our marketing partner.

Madaus SANCTURA XR: In November 2006, the Company entered into (i) a License and Supply Agreement and (ii) an amendment to its original license agreement with Madaus (collectively, the “Madaus Agreements”).

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

Madaus: In November 1999, the Company entered into an agreement with Madaus under which it licensed exclusive rights to develop and market SANCTURA in the United States. In exchange for these rights, the Company has agreed to pay Madaus potential regulatory and sales milestone payments and royalties on net sales or, if sublicensed, the Company would pay to Madaus a portion of royalties on net sales received from the sublicensee, in lieu of royalty payments. The Company is responsible for all clinical development and regulatory activities and costs related to the compound in the United States. In December 2002, the Company entered into a manufacturing agreement with Madaus whereby Madaus produces and sells to the Company commercial quantities of SANCTURA in bulk form.

Supernus: In March 2003, the Company signed a development and license agreement with Supernus under which Supernus developed SANCTURA XR and granted the Company exclusive worldwide rights under Supernus-related patents and know-how. The agreement includes potential future development and commercialization milestone payments to Supernus, as well as royalties based on potential future sales of SANCTURA XR. The Company is responsible for all development costs and the commercialization of SANCTURA XR under this agreement.

Helsinn Chemicals SA and Helsinn Advanced Synthesis SA: In November 2006, the Company entered into the API Supply Agreement with Helsinn Chemicals SA and Helsinn Advanced Synthesis SA (“Helsinn”) (the “Helsinn Agreement”) whereby Helsinn agreed to supply trospium active pharmaceutical ingredient to the Company. Trospium active pharmaceutical ingredient is used in the production of SANCTURA XR. The term of the Helsinn Agreement is seven years and contains certain minimum purchase requirements. This agreement is expected to be assigned to Allergan pursuant to the Allergan Agreement.

VANTAS and SUPPRELIN LA.

The Population Council: The Company markets its products utilizing the Hydron Implant technology pursuant to its agreement with the Population Council. The term of the agreement is the shorter of twenty-five years from October 1997 or until the date on which The Population Council receives approximately $40 million in payments from the Company. As of September 30, 2007, the Company had made payments of approximately $1.6 million to the Population Council with regards to this agreement, including $400,000 in fiscal 2007 and $200,000 as of the acquisition of Valera in April, 2007. The Company is required to pay to The Population Council 3% of our net sales of VANTAS and any polymer implant containing an LHRH analog. The Population Council is also entitled to receive royalties ranging from .5% of net sales to 4% of net sales under certain conditions. The Population Council is entitled to 30% of certain revenues received by the Company from the licensing of VANTAS or any other polymer implant containing an LHRH analog and 5% of certain revenues received by the Company from the licensing under certain conditions.

Shire Pharmaceuticals Group plc: The Company markets VANTAS pursuant to a license agreement and a related manufacturing and supply agreement with Shire. Royalties are payable to Shire for ten years from the date of the first commercial sale of VANTAS in November, 2004. The Company is required to pay Shire approximately 2% of net sales of VANTAS. If the Company sublicenses to another entity in the designated territory, it will pay Shire 20% of royalty income and 20% of any milestone payments received, up to a maximum of $5 million, in the case where it will receive a royalty on net sales of 10% or more.

In certain circumstances, Shire has an exclusive, irrevocable option, on a country-by-country basis in the designated territory, to exclusively market and distribute VANTAS in each country of the designated territory, other than in the United States. Each marketing and distribution arrangement requested by Shire under its option will have a term of 10 years. Shire has not exercised its right to market VANTAS in any of the countries in which we have entered into a sublicense agreement or received regulatory approval.

NEBIDO.

BayerSchering: In July 2005, the Company licensed exclusive U.S. rights from BayerSchering to market NEBIDO, a long-acting injectable testosterone preparation for the treatment of male hypogonadism (the “BayerSchering Agreement”). The Company is responsible for the development and commercialization of NEBIDO in the United States. BayerSchering will be responsible for manufacturing and supplying us with finished product. The Company agreed to pay to BayerSchering up to $30,000,000 in up-front, regulatory milestone, and commercialization milestone payments, including a $7,500,000 up-front payment paid in August 2005 and a $5,000,000 payment due upon approval by the FDA to market the product. The Company also agreed to pay to BayerSchering 25% of net sales of NEBIDO to cover both the cost of finished product and royalties.

In October 2006, the Company entered into a supply agreement with BayerSchering under which it finalized terms of its July 2005 license for the manufacture and the supply of NEBIDO from BayerSchering. Pursuant to the terms of this agreement, BayerSchering agreed to manufacture and supply the Company with all of its requirements for NEBIDO for a supply price based on net sales of NEBIDO. In addition, the Company is obligated to purchase certain minimum quantities from BayerSchering during the term of this agreement, which is applied against the 25% of net sales owed to BayerSchering pursuant to the BayerSchering Agreement. Both agreements expire on the same date. The term of this agreement is ten years form the first commercial sale of the product of the expiration date of the last to expire patent.

DELATESTRYL.

Savient: In January 2006, the Company acquired DELATESTRYL, an injectable testosterone therapy for the treatment of male hypogonadism, from Savient, for a total purchase price of $6,800,000 and accounted for the transaction as the purchase of an asset. Additionally, the Company will purchase in fiscal 2008 approximately $750,000 of Delatestryl inventory, $375,000 of which was paid in fiscal 2007.

Under the terms of the acquisition, the Company is obligated to pay royalties to Savient for three years from January 2008 based upon the cumulative net sales of DELATESTRYL. The royalty rate will be 5% on the first $5,000,000 of cumulative net sales, increasing to 10% on cumulative net sales between $5,000,000 and $10,000,000. The royalty rate on cumulative net sales above $10,000,000 will be 25%, subject to a minimum annual payment of $200,000 following the quarter in which cumulative net sales reach $10,000,000.

VALSTAR.

Plantex: The Company has a supply agreement with Plantex USA Inc. whereby Plantex will supply it with the active pharmaceutical ingredient for VALSTAR called Valrubicin. The Agreement will expire ten years after the date of the first commercial sale of VALSTAR provided VALSTAR is approved by December 31, 2007. Beginning in the calendar year following the year in which it receives regulatory approval for VALSTAR in the United States, the Company will have certain minimum purchase requirements.

PRO 2000.

Paligent: In June 2000, the Company licensed exclusive, worldwide rights from Paligent, Inc. (formerly HeavenlyDoor.com and Procept, Inc.) to develop and market PRO 2000, in exchange for an up-front payment, future milestone payments, and royalties on net sales. The Company is responsible for all remaining development and commercialization activities for PRO 2000. In April 2003, the Company amended the terms of the PRO 2000 licensing agreement and purchased all rights to PRO 2000 in exchange for a $500,000 payment in September 2004.

Medical Research Council: In July 2005, the Company entered into the Collaborative Research and Licensing Agreement with the MRC, an agency of the United Kingdom. In exchange for the right to have PRO 2000 included in the MRC’s approximately 10,000 person Phase III clinical trial studying the prevention of the transmission of HIV and other sexually-transmitted diseases to be conducted primarily in Africa and India and the right to use the results of this trial, Indevus agreed to grant to the MRC a non-exclusive license to PRO 2000 solely for its use in the Phase III trial and also to supply, at no cost to the MRC, all PRO 2000 and placebo required for the Phase III trial. The MRC will be responsible for all other trial costs. Additionally, the Company agreed to make PRO 2000 available in developing countries with high need to be negotiated in good faith, or to supply to the MRC PRO 2000 to be distributed in these developing countries at our cost plus a markup pursuant to a supply agreement to be negotiated. Indevus will pay the MRC a minimal royalty on sales of PRO 2000 in developed countries.

HYDRON TECHNOLOGY.

Hydron Technologies, Inc.: In November 1989, GP Strategies Corporation (“GP Strategies”), then known as National Patent Development Corporation, entered into an agreement (the “Hydron Agreement”) with Dento-Med Industries, Inc., now known as Hydron Technologies, Inc. In June 2000, Valera entered into a contribution agreement with GP Strategies, pursuant to which Valera acquired the assets of GP Strategies’ drug delivery business, including all intellectual property, the Hydron Agreement, and certain other agreements with The Population Council, Inc. and Shire US, Inc.

Pursuant to the Hydron Agreement, the Company has the exclusive right to manufacture, sell or distribute any prescription drug or medical device and certain other products made with the Hydron polymer, while Hydron

Technologies was granted an exclusive, worldwide license to manufacture, market or use products composed of, or produced with the use of, the Hydron polymer in certain consumer and oral health fields. Neither party is prohibited from manufacturing, exploiting, using or transferring the rights to any new non-prescription drug product containing the Hydron polymer, subject to certain exceptions, for limited exclusivity periods. Subject to certain conditions and exceptions, the Company is obligated to supply certain types of Hydron polymers if Hydron Technologies elects to purchase them from the Company. In the event the Company withdraws from the business of manufacturing the Hydron polymer, the Company will assign all of our right and interest in the Hydron trademark to Hydron Technologies. The agreement continues indefinitely, unless terminated earlier by the parties.

Subject to certain exceptions (including VANTAS and SUPPRELIN-LA), each party will pay to the other a 5% royalty on net sales for Hydron polymer products marketed by us or Hydron Technology, as applicable, or a third party. The Company’s octreotide implants would be subject to the 5% royalty to be paid to Hydron Technology

IP 751.

Manhattan Pharmaceuticals, Inc. and Sumner Burstein, Ph.D.: In June 2002, the Company licensed exclusive, worldwide rights to IP 751 from Manhattan Pharmaceuticals, Inc. (formerly known as Atlantic Technology Ventures, Inc.) (“Manhattan”), in exchange for an up-front licensing payment, potential development milestones and royalty payments. In August 2003, the Company terminated the license and acquired from Manhattan all its intellectual property rights to IP 751 in exchange for a combination of cash and equity payments to Manhattan. In August 2003, the Company also entered into an agreement with Sumner Burstein, Ph.D., the owner of certain intellectual property rights related to IP 751 under which Dr. Burstein granted to the Company an exclusive, worldwide license to these rights in exchange for up-front, milestone and royalty payments. The Company is responsible for the clinical development, regulatory review activities and commercialization of this compound.

Cervelo Pharmaceuticals: In October 2007, the Company licensed its worldwide rights to IP 751, pursuant to the Burstein Agreement, to Cervelo and received an upfront payment of $1,000,000. In addition, we could receive further payments based on regulatory and, if approved for marketing, commercial achievements, and royalties based upon net sales. Cervelo is responsible for the development and marketing of IP 751.

PAGOCLONE.

Aventis: In February 1994, the Company licensed from Rhone-Poulenc Rorer, S.A., now sanofi-aventis (“Aventis”), exclusive, worldwide rights for the manufacture, use and sale of pagoclone under patent rights and know-how related to the drug, except that the Company granted Aventis an option to sublicense from it, under certain conditions, rights to market pagoclone in France. In exchange, the Company paid Aventis a license fee and agreed to make milestone payments based on clinical and regulatory developments, and to pay royalties based on net sales through the expiration of the composition of matter patent. If sublicensed by it, the Company would pay to Aventis a portion of receipts from the sublicensee in lieu of payments. Under the terms of its agreement with Aventis, the Company is responsible for all costs of developing, manufacturing, and marketing pagoclone.

AMINOCANDIN.

Aventis: The Company licensed exclusive, worldwide rights to aminocandin from Aventis in April 2003 (the “Aminocandin Agreement”). In exchange for these rights and for Aventis’ inventory of aminocandin, the Company made an up-front payment to Aventis and is obligated to pay potential milestone payments and royalties on future sales. Under the Aminocandin Agreement, the Company is responsible for all development and commercialization activities for both intravenous and oral formulations of aminocandin.

Novexel: In December 2006, the Company licensed its know-how related to aminocandin to Novexel for an up-front payment of $1,500,000 and potential future development and sales milestones and royalties on net sales (the “Novexel Agreement”) and Aventis assigned the Aminocandin Agreement to Novexel. Effective as of the date of the Novexel Agreement, the Company entered into a termination agreement with Novexel terminating the Aminocandin Agreement, thereby alleviating us from any further development or financial obligation relating to aminocandin. Pursuant to the Novexel Agreement, Novexel now is responsible for all future development, manufacturing, marketing and financial obligations relating to aminocandin

R. Subsidiary

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

S. Liquidity

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, its ability to protect proprietary technology, reliance on corporate collaborators and licensors to successfully research, develop and commercialize products based on the Company’s technologies, its ability to comply with FDA government regulations and approval requirements, its ability to grow its business and its ability to obtain adequate financing to fund its current and planned operations. The Company expects to continue to incur substantial expenditures for the development, commercialization and marketing of its products and will need to raise additional funds through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available to us.

T. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007
Total revenues	$13,151,000	$11,224,000	$12,225,000	$29,467,000
Net loss	(10,299,000)	(12,439,000)	(72,335,000)	(8,753,000)

Net loss per common share, basic and diluted	$(0.18)	$(0.22)	$(1.02)	$(0.12)

Fiscal 2006
Total revenues	$8,974,000	$14,422,000	$11,879,000	$15,177,000
Net loss	(11,930,000)	(11,226,000)	(13,377,000)	(14,021,000)

Net loss per common share, basic and diluted	$(0.25)	$(0.24)	$(0.28)	$(0.25)