Form 10-Q
period 2007-12-31
INDEVUS PHARMACEUTICALS INC
filed 2008-02-08
CIK 854222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of Common Stock, as of the latest practicable date.

Class:	Outstanding at February 7, 2008
Common Stock $.001 par value	76,794,326 shares

INDEVUS PHARMACEUTICALS, INC.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands except share data)

	December 31, 2007	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$82,300	$71,142
Accounts receivable, net	10,426	7,249
Inventories, net	9,193	7,729
Prepaid and other current assets	5,453	4,708

Total current assets	107,372	90,828

Property, plant and equipment, net	9,736	9,771
Insurance claim receivable	1,258	1,258
Prepaid debt issuance costs	173	253
Inventories, net	661	682
Goodwill	48,244	48,244
Intangible assets, net	28,693	29,190
Other assets	2,509	2,824

Total assets	$198,646	$183,050

LIABILITIES
Current liabilities:
Accounts payable	$2,706	$4,505
Accrued expenses	21,397	24,704
Accrued interest	2,075	950
Deferred revenue	41,137	21,946
Convertible notes	75	75

Total current liabilities	67,390	52,180

Convertible notes	68,540	68,037
Deferred revenue	147,285	136,515
Other	1,004	656

STOCKHOLDERS’ DEFICIT
Convertible Preferred Stock, $.001 par value, 5,000,000 shares authorized:
Series B, 239,425 shares issued and outstanding (liquidation preference at December 31, 2007 of $3,023)	3,000	3,000
Series C, 5,000 shares issued and outstanding (liquidation preference at December 31, 2007 of $504)	500	500
Common Stock, $.001 par value, 200,000,000 shares authorized; 76,675,170 and 76,360,039 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively	77	76
Additional paid-in capital	502,054	498,587
Accumulated deficit	(591,204)	(576,501)

Total stockholders’ deficit	(85,573)	(74,338)

Total liabilities and stockholders’ deficit	$198,646	$183,050

The accompanying notes are an integral part of these unaudited financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended December 31, 2007 and 2006

(Unaudited)

(Amounts in thousands except per share data)

	Three months ended December 31,
	2007	2006
Revenues:
Product revenue	$7,298	$5,257
Contract and license fees	9,100	7,894

Total revenues	16,398	13,151

Costs and expenses:
Cost of product revenues	5,855	4,276
Research and development	6,391	9,919
Marketing, general and administrative	17,766	9,003
Amortization of intangibles	497	—

Total costs and expenses	30,509	23,198

Loss from operations	(14,111)	(10,047)
Investment income	1,120	1,040
Interest expense	(1,712)	(1,292)

Net loss	$(14,703)	$(10,299)

Net loss per common share, basic and diluted	$(0.19)	$(0.18)

Weighted average common shares outstanding, basic and diluted	76,307	55,847

The accompanying notes are an integral part of these unaudited financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2007 and 2006

(Unaudited)

(Amounts in thousands)

	For the three months ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,703)	$(10,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	983	66
Note discount amortization	583	165
Noncash stock-based compensation	1,610	1,274
Lease abandonment	442	—
Inventory impairment	—	1,100
Changes in assets and liabilities:
Accounts receivable	(3,177)	(2,566)
Inventories	(1,443)	424
Prepaid and other assets	(430)	238
Accounts payable	(1,799)	(533)
Accrued expenses and other liabilities	(2,279)	2,607
Deferred revenue	29,961	5,853

Net cash provided by (used in) operating activities	9,748	(1,671)

Cash flows from investing activities:
Purchases of property and equipment	(451)	(90)
Proceeds from maturities and sales of marketable securities	—	5,956
Prepaid acquisition costs	—	(1,240)

Net cash provided by (used in) investing activities	(451)	4,626

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,861	243

Net cash provided by financing activities	1,861	243

Net change in cash and cash equivalents	11,158	3,198
Cash and cash equivalents at beginning of period	71,142	70,169

Cash and cash equivalents at end of period	$82,300	$73,367

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEVUS PHARMACEUTICALS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

The consolidated interim financial statements included herein have been prepared by Indevus Pharmaceuticals, Inc. (“Indevus” or the “Company”) without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company. The unaudited consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended September 30, 2007.

Indevus is a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. The Company’s approved products include SANCTURA® and SANCTURA XR™ for overactive bladder (“OAB”), co-promoted with its partner Allergan, Inc. (“Allergan”), VANTAS® for advanced prostate cancer, SUPPRELIN® LA for central precocious puberty (“CPP”), and DELATESTRYL® for the treatment of hypogonadism. The Company markets its products through an approximately 100-person specialty sales force.

The Company’s core urology and endocrinology portfolio contains multiple compounds in development in addition to its approved products. The Company’s most advanced compounds are VALSTARTM for bladder cancer, NEBIDO® for male hypogonadism, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted diseases, the octreotide implant for acromegaly and a biodegradable ureteral stent for the treatment of kidney stones.

In addition to the Company’s core urology and endocrinology portfolio, there are multiple compounds outside of its core focus area which the Company either currently outlicenses for development and commercialization, or intends to outlicense in the future. These compounds include pagoclone for stuttering, ALKS 27 for chronic obstructive pulmonary disease (“COPD”) which the Company has been jointly developing with Alkermes, Inc. (“Alkermes”), aminocandin for systemic fungal infections for which the Company licensed the know-how to Novexel S.A. (“Novexel”) and IP 751 for pain and inflammation for which the Company licensed worldwide rights to Cervelo Pharmaceuticals, Inc. (“Cervelo”).

On April 18, 2007, the Company acquired Valera Pharmaceuticals, Inc. (“Valera”), a specialty pharmaceutical company focused on the development and commercialization of urology and endocrinology products (the “Valera Acquisition”) (see Note C). The Valera Acquisition was accounted for under the purchase method of accounting and the results of operations of Valera have been included in the consolidated results of the Company from the acquisition date.

B. Accounting Policies

Revenue Recognition: Product revenue consists primarily of revenues from sales of products and royalties. Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize the Company’s licensed technologies and are generally reported to the Company in a royalty report on a specified periodic basis. Royalty revenue is recognized in the period in which the sales of the product or technology occurred on which the royalties are based. If the royalty report for such period is received subsequent to the time when the Company is required to report its results on Form 10-Q or Form 10-K and the amount of the royalties earned is not estimable, royalty revenue is not recognized until a subsequent accounting period when the royalty report is received and when the amount of and basis for such royalty payments are reported to the Company in accurate and appropriate form and in accordance with the related license agreement.

The Company records sales of product as product revenue upon the later of shipment or as title passes to its customer, provided that the price is fixed and determinable. Product sales are reflected net of any reserves for chargebacks, returns and allowances.

Contract and license fee revenue consists of revenue from contractual and milestone payments received from partners, including amortization of deferred revenue from contractual payments.

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

The Company’s business strategy includes entering into collaborative license, development or co-promotion agreements with strategic partners for the development and commercialization of the Company’s products or product candidates. The terms of the agreements typically include non-refundable license fees, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. In multiple element arrangements where the Company has continuing performance obligations, license fees are recognized together with any up-front payment over the term of the arrangement as the Company completes its performance obligations, unless the delivered technology has stand alone value to the customer and there is objective and reliable evidence of fair value of the undelivered elements in the arrangement. The Company records such revenue as contract and license fee revenue.

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

Cash, Cash Equivalents and Marketable Securities: The Company invests available cash primarily in short-term bank deposits, money market funds, repurchase agreements, domestic and foreign commercial paper and government securities. Cash and cash equivalents include investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date and not considered available to fund current operations. The Company classifies its investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss until realized. The fair value of these securities is based on quoted market prices. At December 31, 2007 and September 30, 2007, the Company had no marketable securities.

Accounting for Stock-Based Compensation: The Company has several stock-based employee compensation plans. On October 1, 2005, the Company adopted SFAS 123R, Accounting for Stock-Based Compensation (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. The Company is required to make significant estimates related to the adoption of SFAS 123R. The Company’s expected stock-price volatility assumption is based on both current implied volatility and historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued to non-executives during the three months ended December 31, 2007 and 2006, the Company used a weighted-average expected stock-price volatility of 46% and 59%, respectively. For stock option grants to executives during the three months ended December 31, 2007 and 2006, the Company used a weighted average expected stock-price volatility of 50% and 63%, respectively. A higher volatility input to the Black-Scholes model increases the resulting compensation expense. The Company also determined the weighted-average option life assumption based on the exercise patterns that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the three months ended December 31, 2007 and 2006, the Company used a weighted-average expected option life assumption of 6.25 for non-executives and 8.0 years for executives. A shorter expected term would result in a lower compensation expense.

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

C. Valera Acquisition

On April 18, 2007, the Company completed the Valera Acquisition. The Company acquired 100% of the outstanding stock of Valera in a tax-free stock-for-stock merger initially valued at approximately $128,544,000, plus contingent stock rights (“CSRs”) related to three of Valera’s product candidates in development at the time of the Valera Acquisition. At the date of the acquisition, approximately 17,693,000 shares of Indevus Common Stock were issued.

Valera common stockholders received three CSRs for each share of Valera Common Stock and the option holders who consented to the proposed treatment of such options received three unfunded and unsecured promises to receive shares of Indevus Common Stock (“CSR Equivalents”). The CSRs convert to $1.00, $1.00 and $1.50, respectively, worth of Indevus Common Stock upon the FDA approval to market SUPPRELIN LA (treatment for CPP), a biodegradable stent and an octreotide implant (treatment for acromegaly), respectively. The CSRs and CSR Equivalents related to SUPPRELIN LA became payable on May 3, 2007, upon announcement of the regulatory approval of SUPPRELIN LA, and 2,251,000 shares of Indevus Common Stock became issuable. The additional purchase price related to achievement of this milestone was $16,522,000 and was recorded as an increase to goodwill. The remaining CSRs and CSR Equivalents will become payable in shares of Indevus Common Stock only if the applicable milestones for the biodegradable ureteral stent and octreotide implant are achieved within five years of the closing of the merger. If both remaining CSR milestones are achieved, the Company will issue Common Stock totaling approximately $40,600,000 in value, which will have the effect of increasing goodwill by an equivalent amount.

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

The following represents the unaudited pro forma results of the ongoing operations for Indevus and Valera as though the acquisition of Valera had occurred at the beginning of the three month period ended December 31, 2006. The unaudited pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

Three months ended December 31, 2006 (Pro forma)
Revenue	$16,355,000
Net loss	$(66,681,000)
Net loss per common share (basic and diluted)	$(0.88)

D. Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	December 31, 2007	September 30, 2007
Raw materials	$2,160,000	$771,000
Work in process	4,516,000	4,405,000
Finished goods	3,178,000	3,235,000

	$9,854,000	$8,411,000

All of the Company’s inventories at the balance sheet date relate to commercially approved products: SANCTURA XR, VANTAS, SUPPRELIN LA and DELATESTRYL. The Company has classified $661,000 and $682,000 of DELATESTRYL inventory as noncurrent as of December 31, 2007 and September 30, 2007, respectively.

E. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Useful Lives	December 31, 2007	September 30, 2007
Manufacturing and office equipment	2 - 7 years	$4,805,000	$4,373,000
Leasehold improvements	5 - 10 years	6,801,000	6,309,000
Construction in process		538,000	1,011,000

		12,144,000	11,693,000
Less: accumulated depreciation and amortization		(2,408,000)	(1,922,000)

Property, plant and equipment, net		$9,736,000	$9,771,000

Depreciation and amortization expense for property, plant and equipment for the three months ended December 31, 2007 and 2006 was approximately $486,000 and $66,000, respectively.

F. Basic and Diluted Loss per Common Share

During the three month period ended December 31, 2007, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were options to purchase 359,000 shares of Common Stock at prices ranging from $7.50 to $8.72 with expiration dates ranging up to November 6, 2017. Additionally, during the three month period ended December 31, 2007, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) $71,925,000 of 6.25% Convertible Senior Notes due in 2009 and $75,000 of 6.25% Convertible Senior Notes due in 2008 (the “Convertible Notes”), which are convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 with respect to the Convertible Notes due in 2008 and through July 15, 2009 with respect to the Convertible Notes due in 2009; (ii) options to purchase 12,765,000 shares of Common Stock at prices ranging from $1.22 to $7.41 with expiration dates ranging up to December 4, 2017; (iii) Series B and C Preferred Stock convertible into 622,222 shares of Common Stock; (iv) unvested restricted stock with service-based vesting criteria of 350,400 shares and unvested restricted stock awards with service and market-based vesting criteria of 330,350 to 566,300 contingently issuable shares; and (v) unvested deferred stock units with service vesting criteria of 40,000 shares of Common Stock.

During the three month period ended December 31, 2006, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were options to purchase 1,237,000 shares of Common Stock at prices ranging from $5.92 to $20.13 with expiration dates ranging up to December 19, 2016. Additionally, during the three month period ended December 31, 2006, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect due to the net loss for the period, were as follows: (i) the Convertible Notes, which are convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008; (ii) options to purchase 11,014,000 shares of Common Stock at prices ranging from $1.22 to $6.68 with expiration dates ranging up to October 16, 2016; (iii) Series B and C Preferred Stock convertible into 622,222 shares of Common Stock; and (iv) unvested restricted stock with service-based vesting criteria of 265,900 shares and unvested restricted stock awards with service and market-based vesting criteria of 255,750 to 426,250 contingently issuable shares.

Certain of the above securities contain anti-dilution provisions which may result in a change in the exercise price or number of shares issuable upon exercise or conversion of such securities.

G. Agreements

Allergan/Esprit

In September 2007, the Company entered into an Amended and Restated License, Commercialization and Supply Agreement with Esprit Pharma, Inc. (“Esprit”), which re-defined the obligations of each party and superseded all previous agreements pertaining to SANCTURA and SANCTURA XR (the “Allergan Agreement”). The Allergan Agreement became effective on October 16, 2007. Simultaneously, Allergan acquired Esprit resulting in Esprit becoming a wholly-owned subsidiary of Allergan. Upon effectiveness of the Allergan Agreement, the Company received an up-front license fee, partially creditable by Allergan against future payments to the Company, of $25 million. The Allergan Agreement also grants the Company the right to receive a fixed percentage of net sales for the term of the Allergan Agreement, subject to increasing annual minimum royalties totaling approximately $123 million over the first seven years of the Agreement, provided there is no product adverse event, as defined in the Agreement. In addition, the Company will receive approximately $9 million in annual sales force subsidy for fiscal year 2008 which can be extended for up to six months at the Company’s option. Third-party royalties paid by the Company as a result of existing licensing, manufacturing and supply agreements associated with sales of SANCTURA and SANCTURA XR will be reimbursed to the Company. The Company will also manufacture and supply SANCTURA XR through June 30, 2008, and SANCTURA through September 30, 2012, to Allergan at cost. The Company may also receive a long-term commercialization milestone payment of $20 million related to generic competition.

Commencing on the effective date of the Allergan Agreement, the Company will recognize the deferred revenue balances that existed on the effective date and the upfront license payment of $25 million on a straight-line basis over the approximately 5 year obligation period of the agreement. All future payments received from Allergan during the 5 year obligation period of the agreement, including royalties, sales force reimbursement and product revenues, will be recognized using the contingency-adjusted performance model. All payments received after the 5 year obligation period of the agreement will be recognized as revenue when earned, provided that there are no remaining obligations.

Plantex

The Company has a supply agreement with Plantex USA Inc. whereby Plantex will supply it with the active pharmaceutical ingredient for VALSTAR called Valrubicin. The Agreement will expire ten years after the date of the first commercial sale of VALSTAR provided VALSTAR is approved by June 30, 2008. Beginning in the calendar year following the year in which it receives regulatory approval for VALSTAR in the United States, the Company will have certain minimum purchase requirements.

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

At December 31, 2007, the Company has an accrued liability of approximately $500,000 for Redux-related expenses, including legal expenses. The amount the Company ultimately pays could differ significantly from the amount currently accrued at December 31, 2007. To the extent the amount paid differs from the amount accrued, the Company will record a charge or credit to the statement of operations.

As of December 31, 2007, the Company had an outstanding insurance claim of approximately $3,700,000, consisting of payments made by the Company to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to the Company by Reliance Insurance Company (“Reliance”). In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting the Company’s best estimate given the available facts and circumstances. The amount the Company collects could differ from the $1,258,000 reflected as a noncurrent insurance claim receivable at December 31, 2007. It is uncertain when, if ever, the Company will collect any of its $3,700,000 of estimated claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5,000,000 limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

I. Other

At December 31, 2007 and September 30, 2007, accrued expenses consisted of the following:

	December 31, 2007	September 30, 2007
Compensation related	$5,912,000	$5,351,000
Clinical and sponsored research	4,866,000	9,048,000
Manufacturing and production costs	3,053,000	2,243,000
Sales and marketing	2,331,000	2,903,000
Milestone payment	1,500,000	1,500,000
Professional fees	1,139,000	895,000
Other	2,596,000	2,764,000

	$21,397,000	$24,704,000

J. Income Taxes

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

The Company adopted FIN 48 on October 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements or results of operations. The Company does not have any unrecognized tax benefits. As of December 31, 2007, the Company had federal and state net operating loss carryforwards and federal and state research and development (“R&D”) credit carryforwards, which may be available to offset future federal and state income tax liabilities. The Company has not completed a formal R&D credit study, however, no amounts related to R&D credit carryforwards are being presented as an uncertain tax position under FIN 48.

The Company files tax returns in the U.S. Federal jurisdiction and in various state and local jurisdictions. The Company currently does not have any federal, state or local audits in progress. With limited exceptions, the Company is no longer subject to federal, state or local examinations for years prior to 2004, however, carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by state or local tax authorities if they either have been or will be used in a future period.

The Company will recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. For the quarter ended December 31, 2007, the Company did not recognize any accrued interest and penalties in its consolidated statement of operations or its consolidated balance sheet.

K. Liquidity

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, its ability to protect proprietary technology, reliance on corporate collaborators and licensors to successfully research, develop and commercialize products based on the Company’s technologies, its ability to comply with FDA government regulations and approval requirements, its ability to grow its business and its ability to obtain adequate financing to fund its current and planned operations. The Company expects to continue to incur substantial expenditures for the development, commercialization and marketing of its products and will need to raise additional funds through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available to the Company.

L. Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as improving disclosures about those measures. The standard is effective for financial statements for fiscal years beginning after November 15, 2007. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. The Company is evaluating the implications of this standard, but does not currently expect it to have a significant impact.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the implications of this standard, but does not currently expect it to have a significant impact.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier adoption is not permitted. The effect of applying the consensus will be prospective for new contracts entered into on or after that date. The Company is evaluating the implications of this standard, but do not currently expect it to have a significant impact.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after the Company’s fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141R will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning October 1, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward Looking Statements

Statements in this Form 10-Q that are not statements or descriptions of historical facts are “forward looking” statements under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 and are subject to numerous risks and uncertainties. These and other forward-looking statements made by us in reports that we file with the Securities and Exchange Commission, press releases, and public statements of our officers, corporate spokespersons or our representatives are based on a number of assumptions and relate to, without limitation: our ability to successfully develop, obtain regulatory approval for and commercialize any products, including SANCTURA® (trospium chloride tablets), SANCTURA XR™ (once-daily SANCTURA), NEBIDO®, (testosterone undecanoate), VANTAS® (histrelin implant for prostate cancer) and SUPPRELIN® LA (histrelin implant for central precocious puberty); our ability to enter into corporate collaborations or to obtain sufficient additional capital to fund operations; and the Redux™-related litigation. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or other expressions which predict or indicate future events and trends and do not relate to historical matters identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements as they involve risks and uncertainties and such forward-looking statements may turn out to be wrong. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth under “Risk Factors” and elsewhere in, or incorporated by reference into, the Company’s Form 10-K for the fiscal year ended September 30, 2007. These factors include, but are not limited to: dependence on the success of SANCTURA, SANCTURA XR, NEBIDO, VANTAS and SUPPRELIN LA; effectiveness of our sales force; competition and its effect on pricing, spending, third-party relationships and revenues; dependence on third parties for supplies, particularly for histrelin, manufacturing, marketing, and clinical trials; risks associated with being a manufacturer of some of our products; risks associated with contractual agreements, particularly for the manufacture and co-promotion of SANCTURA and SANCTURA XR and the manufacture of NEBIDO, VANTAS, SUPPRELIN LA and VALSTAR™; reliance on intellectual property and having limited patents and proprietary rights; dependence on market exclusivity, changes in reimbursement policies and/or rates for SANCTURA, VANTAS, SUPPRELIN LA, DELATESTRYL® and any future products; acceptance by the healthcare community of our approved products and product candidates; uncertainties relating to clinical trials, regulatory approval and commercialization of our products, particularly SANCTURA XR, NEBIDO, and VALSTAR; product liability and insurance uncertainties; risks relating to the Redux-related litigation; need for additional funds and corporate partners, including for the development of our products; history of operating losses and expectation of future losses; uncertainties relating to controls over financial reporting; difficulties in managing our growth; valuation of our Common Stock; risks related to repayment of debts; risks related to increased leverage; general worldwide economic conditions and related uncertainties; and other risks. The forward-looking statements represent our judgment and expectations as of the date of this Form 10-Q. Except as may otherwise be required by applicable securities laws, we assume no obligation to update any such forward looking statements.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this report and audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Unless the context indicates otherwise, “Indevus”, the “Company”, “we”, “our” and “us” refer to Indevus Pharmaceuticals, Inc., and “Common Stock” refers to the Common Stock, $.001 par value per share, of Indevus.

Our Business

We are a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. Our approved products include SANCTURA® and SANCTURA XR™ for overactive bladder (“OAB”), which we co-promote with our partner Allergan, Inc. (“Allergan”), VANTAS® for advanced prostate cancer, SUPPRELIN® LA for central precocious puberty (“CPP”), and DELATESTRYL® for the treatment of hypogonadism. We market our products through an approximately 100-person specialty sales force.

Our core urology and endocrinology portfolio contains multiple compounds in development in addition to our approved products. Our most advanced compounds are VALSTAR™ for bladder cancer, NEBIDO® for male hypogonadism, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted diseases, the octreotide implant for acromegaly and a biodegradable ureteral stent used in association with the treatment of kidney stones.

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

Recent Product Developments

SANCTURA XR

In September 2007, we entered into an Amended and Restated License, Commercialization and Supply Agreement with Esprit Pharma, Inc. (“Esprit”), which re-defined the obligations of each party and superseded all previous agreements pertaining to SANCTURA and SANCTURA XR (the “Allergan Agreement”). The Allergan Agreement became effective on October 16, 2007. Simultaneously, Allergan acquired Esprit resulting in Esprit becoming a wholly-owned subsidiary of Allergan. Upon effectiveness of the Allergan Agreement, we received an up-front license fee, partially creditable by Allergan against future payments to us, of $25 million. The Allergan Agreement also grants us the right to receive a fixed percentage of net sales for the term of the Allergan Agreement, subject to increasing annual minimum royalties totaling approximately $123 million over the first seven years of the Agreement, provided there is no product adverse event, as defined in the Agreement. In addition, we will receive approximately $9 million in annual sales force subsidy for fiscal year 2008 which can be extended for up to six months at our option. Third-party royalties paid by us as a result of existing licensing, manufacturing and supply agreements associated with sales of SANCTURA and SANCTURA XR will be reimbursed to us. We will also manufacture and supply SANCTURA XR through June 30, 2008, and SANCTURA through September 30, 2012, to Allergan at cost. We may also receive a long-term commercialization milestone payment of $20 million related to generic competition.

NEBIDO

In January 2008, we announced the final results of an additional Phase III pharmacokinetic trial for NEBIDO. The data from the trial showed that NEBIDO met its primary endpoints, including a responder analysis based on an average testosterone concentration during the steady state dosing interval and an outlier analysis based on the maximum testosterone concentration during the steady state closing interval. In addition, the drug was well-tolerated.

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

In August 2007 we received an approvable letter from the FDA for VALSTAR asking for clarification regarding manufacturing validation protocols and additional data on the manufacturing process which was promptly provided. In December 2007, based on the FDA’s subsequent inspection of our third-party manufacturing facility, we received a non-approvable letter from the FDA. We are working with the FDA and our third-party manufacturer to bring the manufacturing facility into compliance with U.S. current Good Manufacturing Practices (“cGMP”). We anticipate resolving these issues during the first half of calendar 2008.

IP 751

In October 2007, we licensed our worldwide rights to IP 751 to Cervelo and received an upfront payment of $1,000,000. This revenue was deferred as of December 31, 2007. The revenue will be recognized after all contractual obligations have been fulfilled. In addition, we could receive further payments based on regulatory and, if approved for marketing, commercial achievements and royalties based upon net sales. Cervelo is responsible for all future development, manufacturing, marketing and financial obligations relating to IP 751.

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

Goodwill and Other Intangible Assets

Our intangible assets consist of goodwill, VANTAS and our patented Hydron Technology. The Hydron Technology is a proprietary, non-biodegradable, reservoir-based drug delivery process involving a device designed to be inserted under a patient’s skin allowing the release of drugs continuously, at even, controlled rates for periods up to twelve months (the

“Hydron Technology”). SFAS 142, Goodwill and Other Intangible Assets, requires that periodic tests of goodwill for impairment be performed and that the other intangibles be amortized over their useful lives unless those lives are determined to be indefinite. SFAS 142 requires that goodwill be tested for impairment under a two-step impairment process at least annually or more frequently whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We did not record any impairment charges during the three month period ended December 31, 2007.

We amortize the carrying value of the VANTAS and the Hydron Technology assets using the straight-line method over useful lives of 14 years for VANTAS and 17 years for the Hydron Technology. Annual amortization expense is expected to be approximately $2 million. For the three months ended December 31, 2007, we recognized $497,000 of amortization expense.

Revenue Recognition Policy

Product revenue consists primarily of revenues from sales of products and royalties. Royalty revenue consists of payments received from licensees for a portion of sales proceeds from products that utilize our licensed technologies and are generally reported to us in a royalty report on a specified periodic basis. Royalty revenue is recognized in the period in which the sales of the product or technology occurred on which the royalties are based. If the royalty report for such period is received subsequent to the time when we are required to report our results on Form 10-Q or Form 10-K and the amount of the royalties earned is not estimable, royalty revenue is not recognized until a subsequent accounting period when the royalty report is received and when the amount of and basis for such royalty payments are reported to us in accurate and appropriate form and in accordance with the related license agreement.

We record sales of product as product revenue upon the later of shipment or as title passes to our customer, provided that the price is fixed and determinable. Product sales are reflected net of any reserves for chargebacks, returns and allowances.

Contract and license fee revenue consists of revenue from contractual and milestone payments received from partners, including amortization of deferred revenue from contractual payments.

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

Our business strategy includes entering into collaborative license, development or co-promotion agreements with strategic partners for the development and commercialization of our products or product candidates. The terms of the agreements typically include non-refundable license fees, payments based upon achievement of certain milestones and royalties on net product sales. Non-refundable license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. In multiple element arrangements where we have continuing performance obligations, license fees are recognized together with any up-front payment over the term of the arrangement as we complete our performance obligations, unless the delivered technology has stand alone value to the customer and there is objective and reliable evidence of fair value of the undelivered elements in the arrangement. We record such revenue as contract and license fee revenue.

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

Expected Terms of the Agreements regarding SANCTURA and SANCTURA XR and Deferred Revenue

We executed the Allergan Agreement effective on October 16, 2007. The terms and conditions of the Allergan Agreement required an assessment of the expected term of the agreement and our obligations thereunder. We assessed the Allergan Agreement pursuant to Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). We determined we had multiple deliverables for which the fair value of each deliverable was not determinable and concluded that the Allergan Agreement represented a single unit of accounting. Our obligations are expected to cease no later than September 30, 2012. Accordingly, commencing on the effective date of the Allergan Agreement, we will recognize the deferred revenue balances that existed on the effective date, and the incremental license payment of $25 million, over the approximately 5-year obligation period. All future payments received from Esprit during the approximately 5-year obligation period, including royalties, sales force reimbursement and product revenue, will be amortized using the Contingency-Adjusted Performance Model (“CAPM”). All payments received after the approximately 5-year obligation period will be recognized as revenue when earned, provided that there are no remaining obligations.

Until the October 16, 2007 effective date of the Allergan Agreement, we were recording the initial and milestone payments received from PLIVA and Esprit as deferred revenue and amortizing each component into revenue using the CAPM over the estimated twelve year duration of our prior collaboration with Espirit commencing on the date such payments were received.

After consideration of the estimated performance periods as noted above, we amortized $8,575,000 and $5,646,000 of deferred revenue into contract and license fee revenue during the three months ended December 31, 2007 and 2006, respectively, and the balance of deferred revenue related to the Allergan Agreement at December 31, 2007 was $186,349,000.

Redux-Related Liabilities

At December 31, 2007, we have an accrued liability of approximately $500,000 for Redux-related expenses, including legal expenses. The amounts we ultimately pay could differ significantly from the amount currently accrued at December 31, 2007. To the extent the amounts paid differ from the amounts accrued, we will record a charge or credit to the statement of operations.

Insurance Claim Receivable

As of December 31, 2007, we had an outstanding insurance claim of approximately $3,700,000, for services rendered through May 30, 2001 by the group of law firms defending us in the Redux-related product liability litigation. The full amount of our current outstanding insurance claim is made pursuant to our product liability policy issued to us by Reliance Insurance Company (“Reliance”), which is in liquidation proceedings. Based upon discussions with our attorneys and other consultants regarding the amount and timing of potential collection of our claim on Reliance, we previously recorded a reserve against our outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $1,258,000 reflecting our best estimate given the available facts and circumstances. We believe our reserve of approximately $2,400,000 against the insurance claim on Reliance as of September 30, 2007 is a significant estimate reflecting management’s judgment. To the extent we do not collect the insurance claim receivable of $1,258,000 we would be required to record additional charges. Alternatively, if we collect amounts in excess of the current receivable balance, we would record a credit for the additional funds received in the statement of operations.

Cash, Cash Equivalents and Marketable Securities

We invest available cash primarily in short-term bank deposits, money market funds, repurchase agreements, domestic and foreign commercial paper and government securities. Cash and cash equivalents include investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date and not considered available to fund current operations. We classify our investments in debt securities as either held-to-maturity or available-for-sale based on facts and circumstances present at the time the investments are purchased. Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss until realized. The fair value of these securities is based on quoted market prices. At December 31, 2007 and September 30, 2007, we had no marketable securities.

Inventory Capitalization Policy

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. We expense costs related to inventory until such time as FDA approval is obtained for a new product, at which time we commence capitalization of costs relating to that product.

Accounting for Stock-Based Compensation

We have several stock-based employee compensation plans. On October 1, 2005, we adopted SFAS 123R “Accounting for Stock-Based Compensation” (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We were required to make significant estimates related to the adoption of SFAS 123R. Our expected stock-price volatility assumption is based on both current implied volatility and historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued to non-executives during the three months ended December 31, 2007 and 2006, we used a weighted-average expected stock-price volatility of 46% and 59%, respectively. For stock option grants to executives during the three months ended December 31, 2007 and 2006, we used a weighted average expected stock-price volatility of 50% and 63%, respectively. A higher volatility input to the Black-Scholes model increases the resulting compensation expense. We also determined the weighted-average option life assumption based on the exercise patterns that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the three months ended December 31, 2007 and 2006, we used a weighted-average expected option life assumption of 6.25 for non-executives and 8.0 years for executives. A shorter expected term would result in a lower compensation expense.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Results of Operations

Our net loss increased $4,404,000 to $(14,703,000), or $(0.19) per share, basic, in the three month period ended December 31, 2007 from $(10,299,000), or $(0.18) per share, basic, in the three month period ended December 31, 2006. The increased net loss in the three month period ended December 31, 2007 is primarily the result of increased sales and marketing expense related to products acquired through our acquisition of Valera, partially offset by increased revenues from sales of VANTAS and SUPPRELIN LA and decreased research and development costs.

Total revenues increased $3,247,000, or 25%, to $16,398,000 in the three month period ended December 31, 2007 from $13,151,000 in the three month period ended December 31, 2006.

Historically, product revenue included shipments of SANCTURA to our marketing partner Esprit, as well as royalty payments received from Esprit whereas amortization of deferred revenue from the upfront and milestone payments from Esprit resulting from our collaboration agreement was recorded in contract and license fee revenue. Management assessed the accounting model for the Allergan Agreement and determined that as of October 16, 2007, all payments received from Allergan under this new arrangement, including upfront fees, sales force payments, product sales and royalties, would be accounted for as a single unit of accounting and reflected as contract and license fee revenue in our income statement using the CAPM.

Product revenue increased $2,041,000 or 39%, to $7,298,000 in the three month period ended December 31, 2007 from $5,257,000 in the three month period ended December 31, 2006. Included in revenue for the three month period ended December 31, 2007 is $3,576,000 and $2,262,000 of revenue resulting from the sales of VANTAS and SUPPRELIN LA, respectively, both of which were obtained through our acquisition of Valera in April 2007. Included in revenue for the three month period ended December 31, 2006 is $1,883,000 of revenue related to product and royalty revenue resulting from our prior collaboration with Esprit.

Contract and license fee revenues increased $1,206,000 or 15%, to $9,100,000 in the three month period ended December 31, 2007 from $7,894,000 in the three month period ended December 31, 2006. The increase in contract and license fee revenue is due primarily to the receipt of a $25 million milestone payment from Allergan in October 2007 which, along with the previously deferred revenue, is now being recognized over a five year CAPM which replaces the previous twelve year CAPM through October 16, 2007. In addition, product and royalty payments resulting from the Allergan collaboration are accounted for under the CAPM as of the October 16, 2007 effective date of the amended collaboration. Such revenues had previously been reflected as product and royalty revenues when the product was shipped and when the royalties were due and payable from Esprit. As of December 31, 2007, we have $186,349,000 of deferred revenue related to the Allergan Agreement which is expected to be recognized under CAPM through September 30, 2012.

Cost of product revenue increased $1,579,000, or 37%, to $5,855,000 in the three month period ended December 31, 2007 from $4,276,000 in the three month period ended December 31, 2006. Included in this increase is an increase in costs of $2,572,000 related to sales of VANTAS.

Research and development expense decreased $3,528,000 or 36%, to $6,391,000 in the three month period ended December 31, 2007 from $9,919,000 in the three month period ended December 31, 2006. External product development costs related to trospium decreased approximately $4,700,000 in the three month period ended December 31, 2007 because the product was approved in August 2007. External product development costs for PRO 2000 decreased approximately $500,000. Partially offsetting these decreased external development costs during the three months ended December 31, 2007 were increased external product development costs of $1,000,000 incurred for products obtained through our purchase of Valera, including $900,000 for VALSTAR and the octreotide and naltrexone implants.

Marketing, general and administrative expense increased $8,763,000, or 97%, to $17,766,000 in the three month period ended December 31, 2007 from $9,003,000 in the three month period ended December 31, 2006.

Marketing expense increased $6,198,000, or 129%, to $11,017,000 in the three month period ended December 31, 2007 from $4,819,000 in the three month period ended December 31, 2006. This increase is primarily the result of advertising and other marketing expense for VANTAS and SUPPRELIN LA and pre-launch costs related to NEBIDO and VALSTAR.

General and administrative expense increased $2,565,000, or 61%, to $6,749,000 in the three month period ended December 31, 2007 from $4,184,000 in the three month period ended December 31, 2006. Included in the general and administrative expense for the three month period ended December 31, 2007 is increased compensation expense of approximately $950,000 related primarily to higher staffing levels and increased outside services expense of approximately $600,000 related primarily to our acquisition of Valera and increased business development activities. Also included in general and administrative expense for the three month period ended December 31, 2007 is a charge of $442,000 related to a sublease of a portion of our Cranbury facilities.

In connection with our acquisition of Valera, we acquired certain intangible assets, including VANTAS and the Hydron Technology. We have recorded amortization expense of $497,000 during the three month period ended December 31, 2007 related to these intangible assets. The annual amortization of these intangible assets is expected to be approximately $2,000,000. The estimated life of these intangible assets is fourteen to seventeen years.

Interest expense relates to our $71,925,000 of 6.25% Convertible Senior Notes due in 2009 and $75,000 of 6.25% Convertible Senior Notes due in 2008 (the “Convertible Notes”). Interest expense of approximately $1,712,000 in the three months ended December 31, 2007 includes $1,125,000 of interest to be paid, approximately $83,000 of amortization of original debt issuance costs, and approximately $503,000 from accretion of the discounted carrying value of the Convertible Notes due in 2009 and their face value. Total interest expense in fiscal 2008 is expected to be approximately $6,650,000, and will include $2,150,000 from accretion of the discounted carrying value of the Convertible Notes due in 2009 to their face value.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

At December 31, 2007 we had consolidated cash and cash equivalents of $82,300,000 compared to consolidated cash and cash equivalents of $71,142,000 at September 30, 2007. This increase of $11,158,000 is primarily the result of net cash provided by operating activities of $9,748,000 (see “Analysis of Cash Flows”).

We are continuing to invest substantial amounts in the ongoing development of our product candidates and sales activities related to our marketed products SANCTURA, SUPPRELIN LA and SANCTURA XR. In fiscal 2008, we expect to invest in pre-marketing activities related to NEBIDO and, if the product is approved, launch and marketing activities. If approved by the FDA, we also expect to invest in launch and marketing activities related to VALSTAR. We are continuing to invest in the development of NEBIDO. We may purchase inventory of NEBIDO prior to FDA approval in order to be ready to launch NEBIDO soon after approval. We believe we have sufficient cash for currently planned expenditures for at least the next twelve months.

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

On August 6, 2007, we completed our offer to exchange the $72,000,000 of outstanding 6.25% Convertible Senior Notes due July 2008 (the “Old Notes”), for an equal amount of our 6.25% Convertible Senior Notes due July 2009 (the “New Notes”) (the “Exchange Offer”). Holders of $71,925,000 of the Old Notes accepted the Exchange Offer. Consequently, we have $71,925,000 of the New Notes as a component of long term liabilities and $75,000 of the Old Notes outstanding and classified as a component of current liabilities as of December 31, 2007. If the New Notes do not convert into common stock by July 15, 2009, we will be required to redeem these New Notes for cash.

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

Total research and development expenses incurred by us through December 31, 2007 on our core development compounds, including up-front and milestone payments and allocation of corporate general and administrative expenses, were approximately as follows: $23,000,000 for PRO 2000, $2,200,000 for the octreotide implant, and $1,300,000 for the biodegradable ureteral stent. We have not included compounds in development for which we do not expect to incur additional material research and development costs. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by us could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA.

Given the above uncertainties, and other risks, variables and considerations related to each compound and regulatory uncertainties in general, we estimate remaining research and development costs, excluding allocation of corporate general and administrative expenses, from December 31, 2007 through the preparation of an NDA for our core development compounds as follows: approximately $14,000,000 for PRO 2000, $9,000,000 for the octreotide implant and $2,000,000 for the biodegradable ureteral stent. Actual costs to complete any of our products may differ significantly from the estimates. We cannot reasonably estimate the date of completion for any compound that is not at least in Phase III clinical development due to uncertainty of the number, size, and duration of the trials which may be required to complete development. When we acquired Valera on April 18, 2007, the following products were in development and unapproved: SUPPRELIN LA, the octreotide implant and the biodegradable ureteral stent. SUPPRELIN LA was approved in May 2007 and the other products are continuing under development. We are currently considering strategic partners for future development and commercialization of PRO 2000 and evaluating commercialization options for pagoclone in parallel with our ongoing development program and preliminary market development activities.

Analysis of Cash Flows

Net cash provided by operating activities in the three month period ended December 31, 2007 of $9,748,000 consisted primarily of (i) a $29,961,000 increase in deferred revenue from payments from Allergan, net of amortization, and (ii) $3,618,000 of noncash stock-based compensation, lease abandonment charges and depreciation and amortization, partially offset by (i) the net loss of $14,703,000, (ii) an increase in accounts receivable of $3,177,000 primarily due to increased sales of SUPPRELIN LA and amounts owed per the Allergan Agreement, and (iii) a decrease in accrued expenses and other liabilities of $2,279,000.

Net cash used in investing activities of $451,000 resulted from purchases of property, plant and equipment.

Net cash provided by financing activities of $1,861,000 is the result of common stock issued from exercises of stock options. We cannot predict if or when stock options will be exercised in the future.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued SFAS 157, Fair Value Measurements, (“SFAS 157”) which addresses how companies should measure fair value when they are required to do so for recognition or disclosure purposes. The standard provides a common definition of fair value and is intended to make the measurement of fair value more consistent and comparable as well as improving disclosures about those measures. The standard is effective for financial statements for fiscal years beginning after November 15, 2007. This standard formalizes the measurement principles to be utilized in determining fair value for purposes such as derivative valuation and impairment analysis. We are evaluating the implications of this standard, but do not currently expect it to have a significant impact.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are evaluating the implications of this standard, but do not currently expect it to have a significant impact.

In June 2007, the EITF reached a consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier adoption is not permitted. The effect of applying the consensus will be prospective for new contracts entered into on or after that date. We are evaluating the implications of this standard, but do not currently expect it to have a significant impact.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will apply prospectively to business combinations for which the acquisition date is on or after our fiscal year beginning October 1, 2009. While we have not yet evaluated this statement for the impact, if any, that SFAS 141R will have on our consolidated financial statements, we will be required to expense costs related to any acquisitions after September 30, 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We have not yet determined the impact, if any, that SFAS 160 will have on our consolidated financial statements. SFAS 160 is effective for our fiscal year beginning October 1, 2009.

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

Risk related to the Convertible Notes

The fair value of our Convertible Notes is sensitive to fluctuations in interest rates and the price of our Common Stock into which the Convertible Notes are convertible. A decrease in the price of our Common Stock could result in a decrease in the fair value of the Convertible Notes. For example on a very simplified basis, a decrease of 10% of the market value of our Common Stock could reduce the value of a $1,000 Note by approximately $52.50. An increase in market interest rates could result in a decrease in the fair value of the Convertible Notes. For example on a very simplified basis, an interest rate increase of 1% could reduce the value of a $1,000 Note by approximately $7.50. The two examples provided above are only hypothetical and actual changes in the value of the Convertible Notes due to fluctuations in the market value of our Common Stock or interest rates could vary substantially from these examples.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2007, of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

Subject to the qualifications set forth below, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2001, we entered into an indemnity and release agreement with Wyeth pursuant to which Wyeth agreed to indemnify us against certain classes of product liability cases filed against us involving Redux. Our indemnification covers plaintiffs who initially opted out of Wyeth’s national class action settlement of diet drug claims and claimants alleging primary pulmonary hypertension. In addition, Wyeth agreed to fund all future legal costs related to our defense of Redux-

related product liability cases. The agreement also provides for Wyeth to fund certain additional insurance coverage to supplement our existing product liability insurance. We believe this total insurance coverage is sufficient to address our potential remaining Redux product liability exposure.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the descriptions of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended September 30, 2007. The following factors should be reviewed carefully, in conjunction with the other information contained in this Report and our consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I—Note Regarding Forward Looking Statements.”

Risks Relating to Our Business

We will be dependent on our marketed products and the ability of Allergan to perform its obligations with respect to SANCTURA and SANCTURA XR.

We expect to derive a substantial portion of our revenue in fiscal 2008 from only four products. Two of our products SANCTURA and SANCTURA XR are treatments for overactive bladder, which we co-promote with our marketing partner, Allergan. The others are VANTAS, a product for the treatment of advanced prostate cancer, and SUPPRELIN LA, for the treatment of central precocious puberty. We believe that revenues derived under our agreement with Allergan and from the sale of VANTAS and SUPPRELIN LA will continue to account for a substantial portion of our revenue for the foreseeable future.

In October 2007, Allergan became our new partner with respect to SANCTURA and SANTURA XR in connection with its acquisition of Esprit. Our agreement with Allergan is referred to herein as the Allergan Agreement. We are highly dependent on Allergan for the commercialization and marketing of SANCTURA and SANCTURA XR in the U.S. and for performance of its obligations under the Allergan Agreement. Under the terms of the Allergan Agreement, Allergan will be responsible for all U.S. marketing and sales activities relating to SANCTURA, and SANCTURA XR (we have the right co-promote SANCTURA XR through March 2009). As such, we will depend on Allergan to devote sufficient resources to effectively market SANCTURA and SANCTURA XR. The failure of Allergan to effectively market SANCTURA or SANCTURA XR or perform its obligations under the Allergan Agreement, could materially adversely affect our business, financial condition and results of operations.

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

We expect to derive a substantial portion of our long term revenues from the market acceptance of NEBIDO if it is approved. On November 1, 2007 we announced that the FDA accepted for review our NDA for NEBIDO. The FDA Prescription Drug User Fee Act (PDUFA) target action date for NEBIDO is June 27, 2008. On January 22, 2008 we announced that we had submitted additional data to the FDA pertaining to NEBIDO. Although we do not expect there to be a delay in the PDUFA date as a result of this submission, we would be materially adversely affected if we are unable to obtain FDA approval for NEBIDO or if the FDA should require additional testing prior to FDA approval. In addition, the FDA may impose post-marketing or other regulatory requirements after approval, which could have an adverse affect on the commercialization of NEBIDO. Even if NEBIDO receives regulatory clearance, there can be no assurance that it will achieve or maintain market acceptance. If NEBIDO does not achieve market acceptance it will have a material adverse effect on our business and results of operations.

We are unable to predict whether any of our other product candidates, such as VALSTAR and the octreotide implant, will receive regulatory clearances or will be successfully manufactured or marketed. On December 19, 2007 we announced that we had received a non-approvable letter from the FDA for VALSTAR due to manufacturing deficiencies identified during an FDA pre-approval inspection of our third-party manufacturing facility. Due to the extended testing and regulatory review process required before marketing clearance can be obtained, the time frames for commercialization of any products are long and uncertain. Even if these product candidates receive regulatory clearance, there can be no assurance that such products will achieve or maintain market acceptance which could have a material adverse effect on our business and results of operations.

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

In addition, although we will have proprietary protection for NEBIDO and other products we are developing, we could face competition from generic substitutes of these products and our other marketed products, such as SANCTURA and SANCTURA XR. Because generic manufacturers are not exposed to development risks for such generic substitutes, these manufacturers can capture market share by selling generic products at lower prices, which can reduce the market share held by the original product.

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

In particular, our marketed products and near term product candidates compete against the following products:

•

SANCTURA and SANCTURA XR compete against anticholinergics, such as Detrol and Detrol LA (tolterodine) by Pfizer, Ditropan and Ditropan XL (oxybutynin) by Johnson & Johnson, Inc., Oxytrol (oxybutynin transdermal patch) by Watson Pharmaceuticals, Vesicare (solifenacin) by Astellas Pharma US, Inc. and Glaxo Smith Kline, Enablex (darifenacin) by Novartis A.G., generic oxybutynin, and generic oxybutynin extended release;

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

We are currently dependent on Madaus GmbH (“Madaus”) to manufacture SANCTURA, Bayer Schering Pharma AG, Germany (“BayerSchering”) to manufacture NEBIDO and third parties to manufacture SANCTURA XR. We are also dependent on third parties in the supply chain, for the manufacture of trospium chloride, the active pharmaceutical ingredient in SANCTURA and SANCTURA XR, as well as for the packaging of SANCTURA and SANCTURA XR. If Madaus or any of these third parties were unable to achieve or maintain compliance with FDA requirements for manufacturers of drugs sold in the U.S., we would need to seek alternative sources of supply, which could create disruptions in the supply of SANCTURA, SANCTURA XR or NEBIDO. In addition, we are reliant on third parties for manufacturing relating to our non-core product candidates, such as PRO 2000 and pagoclone. Reliance on third-party manufacturers for the manufacture of most of our products, entails risks to which we would not be subject if we manufactured these products ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the manufacturing agreement by the third party and the possibility of termination or non-renewal of the agreement by the third party, at a time that is costly or inconvenient for us.

Any manufacturing facilities for any of our compounds are subject to FDA inspection both before and after NDA approval to determine compliance with U.S. current Good Manufacturing Practices (“cGMP”) requirements. There are a limited number of contract manufacturers that operate under cGMP that are capable of manufacturing our products. If we are unable to arrange for third-party manufacturing of our products, or to do so on commercially reasonable terms, we may not be able to complete development of our product candidates or commercialize them. Facilities used to produce our compounds may not have complied, or may not be able to maintain compliance, with cGMP. For example, our third-party manufacturer of VALSTAR failed to pass a recent cGMP compliance inspection and as a result, we received a non-approvable letter for VALSTAR which has delayed the approval and launch of this product. The cGMP regulations are complex and failure to be in compliance could lead to non-approval or delayed approval of an NDA which would delay product launch or, if approval is obtained, may result in remedial action, penalties and delays in production of material acceptable to the FDA

We expect to seek corporate partnerships for the manufacture and commercialization of our products. We may not be successful in finding corporate partners and the terms of any such arrangements may not be favorable to us. If we are unable to obtain any such corporate partners, development of our product candidates could be delayed or curtailed, which could materially adversely affect our operations and financial condition. For example, we are currently seeking a partner for the development and commercialization of pagoclone.

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

In addition, we are required to register our manufacturing facilities with the FDA and other regulatory authorities. The facilities are subject to inspections confirming compliance with cGMP or other regulations. If we fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product, or revocation of pre-existing approval for a product, such as VANTAS or SUPPRELIN LA, which would eliminate a substantial source of our revenue and could materially adversely affect our operations and financial condition.

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

We have regulatory guidelines and related pricing risks.

Although our marketed products have been approved by the FDA, the FDA may impose post-marketing or other regulatory requirements after approval, which could have an adverse affect on the commercialization of these products. In addition, although these products have thus far demonstrated an acceptable safety profile in clinical trials, there can be no assurance that the safety profile of the drugs would not change when assessed in future trials or when used by a larger patient population.

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

On September 15, 1997, we announced a market withdrawal of our first commercial prescription product, the weight loss medication Redux, which had been launched by American Home Products Corporation, now Wyeth, our licensee, in June 1996. Following the withdrawal, we have been named, together with other pharmaceutical companies, as a defendant in several thousand product liability legal actions, some of which purport to be class actions, in federal and state courts relating to the use of Redux and other weight loss drugs. The existence of such litigation may materially adversely affect our business. In addition, although we are unable to predict the outcome of any such litigation, if successful uninsured or insufficiently insured claims, or if a successful indemnification claim, were made against us, our business, financial condition and results of operations could be materially adversely affected. In addition, the uncertainties associated with these legal actions have had, and may continue to have, an adverse effect on the market price of our common stock and on our ability to obtain corporate collaborations or additional financing to satisfy cash requirements, to retain and attract qualified personnel, to develop and commercialize products on a timely and adequate basis, to acquire rights to additional products, and to obtain product liability insurance for other products at costs acceptable to us, or at all, any or all of which may materially adversely affect our business, financial condition and results of operations.

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

Our agreements with licensors and licensees generally provide the other party with rights to terminate the agreement, in whole or in part, under certain circumstances. Many of our agreements require us to diligently pursue development of the underlying product or product candidate or risk loss of the license or incur penalties. Depending upon the importance to us of the product that is subject to any such agreement, this could materially adversely affect our business. In particular, termination of our agreements with Allergan, Madaus, or Helsinn Chemicals SA and Helsinn Advanced Synthesis SA, related to SANCTURA and SANCTURA XR, our agreements with BayerSchering, under which we license NEBIDO, or our agreement with Aventis, under which we license pagoclone, would materially harm us. The agreements with Allergan, Madaus, Aventis or BayerSchering may be terminated by any of them if we are in material breach of our agreements with them or if we become insolvent or file for bankruptcy protection. Termination of the supply agreement with Plantex USA Inc. for the supply of valrubicin, the active pharmaceutical ingredient for VALSTAR, could significantly hinder the potential to commercialize VALSTAR.

We will need additional funds in the near future.

We believe that our existing cash resources will be sufficient to fund our planned operations through February 2009. Our cash requirements and cash resources will vary significantly depending upon the following principal factors:

•	marketing success of SANCTURA, SANCTURA XR, VANTAS and SUPPRELIN LA;

•	approval, launch and marketing success of NEBIDO;

•	approval, launch and marketing success of VALSTAR;

•	the costs and progress of our research and development programs;

•	the timing and cost of obtaining regulatory approvals; and

•	the timing and cash flows of in-licensing or out-licensing products.

In addition, we continue to expend substantial funds for research and development, marketing, general and administrative expenses and manufacturing. We expect to continue to use substantial cash for operating activities in fiscal 2008 as we continue to fund our development activities for NEBIDO, the octreotide implant and other product candidates, as well as sales and marketing activities related to VANTAS, SUPPRELIN LA and VALSTAR. We are also co-promoting SANCTURA and SANCTURA XR.

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

We have incurred substantial net losses over the past five fiscal years, including net losses of approximately $31,800,000, $68,200,000, $53,200,000, $50,600,000 and $103,800,000 for fiscal years 2003, 2004, 2005, 2006 and 2007, respectively. At December 31, 2007 we had an accumulated deficit of approximately $591,200,000.

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

In order to continue to expand our current sales and commercialize our other product candidates, particularly NEBIDO, we currently anticipate that we will need to add managerial, selling, operational, financial and other employees over the next two years. Expansion may place a strain on our management, operational and financial resources. Moreover, higher than expected market growth of our products, the acquisition or in-licensing of additional products, as well as the development and commercialization of our other product candidates or marketing arrangements with third parties, could accelerate our hiring needs beyond our current expectations. To manage further growth, we will be required to continue to improve existing, and implement additional, operational and financial systems, procedures and controls. Our current and planned personnel, systems, procedures and controls may not be adequate to support our anticipated growth and we may not be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our business goals.

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

Our board of directors has the authority, without further approval of our stockholders, to fix the rights and preferences, and to issue up to 5,000,000 shares of preferred stock, 244,425 of which were issued and outstanding as of December 31, 2007. In addition, vesting of shares of our common stock subject to awards under our 2004 Equity Incentive Plan accelerates, and outstanding options under our stock option plans become immediately exercisable, upon certain changes in control of Indevus, except under certain conditions. In addition, Delaware corporate law imposes limitations on certain business combinations. These provisions could, under certain circumstances, delay or prevent a change in control of Indevus and, accordingly, could adversely affect the price of our common stock.

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

The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our securities. Factors which may affect the market price for our securities, among others, include:

•	market success of SANCTURA and VANTAS;

•	successful commercialization of SANCTURA XR;

•	successful commercialization of SUPPRELIN LA;

•	results of clinical studies and regulatory reviews;

•	marketing approval of NEBIDO;

•	marketing approval of VALSTAR;

•	sales by Valera’s former stockholders of significant amounts of Indevus common stock they received in the merger or upon conversion of any contingent stock rights;

•	partnerships, corporate collaborations and company acquisitions;

•	announcements by our corporate collaboration partners concerning our products, about which we generally have very limited control, if any, over the timing or content;

•	changes in the levels we spend to develop, acquire or license new compounds;

•	market conditions in the pharmaceutical and biotechnology industries;

•	competitive products;

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

The high and low sales prices of our common stock as reported by the NASDAQ Global Market were: $12.83 and $0.85 for fiscal 2002, $6.90 and $1.32 for fiscal 2003, $10.25 and $4.86 for fiscal 2004, $7.45 and $2.41 for fiscal 2005, $6.75 and $2.50 for fiscal 2006, $8.06 and $5.58 for fiscal 2007 and $8.22 and $6.88 for the three month period ended December 31, 2007. Our common stock is subject to delisting if our stock price drops below the bid price of $1.00 per share. If we fail to meet any of the continued listing requirements for the NASDAQ Global Market, our common stock could be delisted from the NASDAQ Global Market, the effects of which could include limited release of a market price of our common stock, limited liquidity for stockholders and limited news coverage and could result in an adverse effect on the market for our common stock.

The stock markets also experience significant price and volume fluctuation unrelated to the operating performance of particular companies. These market fluctuations may also adversely affect the market price of our common stock.

Further, in connection with the merger we agreed under certain circumstances to register shares (less any shares sold prior to the time of registration) of our common stock acquired by SMH Capital Inc. (and affiliated entities), or SMH, in connection with the merger for resale under the Securities Act of 1933 on a Registration Statement on Form S-3. We have not yet filed any such registration statement and through December 30, 2007 any such registration statement we file would register approximately 2,300,000 shares (less any shares sold prior to the time of registration). This figure is based on filings made with the SEC evidencing shares received in connection with the merger and resold by SMH and its affiliates without registration pursuant to Rule 144 as promulgated under the Securities Act. When sales of Indevus common stock by SMH or any other former Valera stockholder occur, the market price of our common stock could decline. These sales may also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate to raise funds through future offerings of common stock.

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

As of December 31, 2007, we had reserved the following shares of our common stock for issuance:

•

10,817,000 shares issuable in the aggregate upon conversion of the Convertible Senior Notes issued in July 2003, which are due in July 2008, referred to herein as the Old Notes (of which $75,000 remain outstanding) and the Convertible Senior Notes issued in August 2007, which are due in July 2009, referred to herein as the New Notes (of which $71,925,000 remain outstanding);

•

14,065,000 shares issuable upon exercise of outstanding options, Performance Stock Awards and deferred stock units, certain of which may be subject to anti-dilution provisions which provide for the adjustment to the conversion price and number of shares for option holders if Indevus issues additional securities below certain prices;

•	622,222 shares upon conversion of preferred stock owned by Wyeth, subject to anti-dilution provisions; and

•	2,707,000 shares reserved for grant and issuance under our stock option, stock purchase and equity incentive plans.

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

At December 31, 2007, we had $72,000,000 of outstanding debt reflected on our balance sheet relating to the Old Notes and New Notes. There currently is $75,000 of Old Notes outstanding with a maturity date of July 15, 2008. There currently is $71,925,000 of New Notes outstanding with a maturity date of July 15, 2009.

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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to the success of our development and commercialization of new pharmaceutical products, general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are not able to generate sufficient cash flow from operations or other sources in the future to service our debt, we may be required, among other things:

•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness, including the Old Notes, New Notes or any other notes that may be issued;

•	to sell selected assets; or

•	to reduce or delay planned expenditures on clinical trials, and development and commercialization activities.

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

Item 6.	Exhibits

(a)	Exhibits

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	By-Laws of Registrant, as amended and restated December 4, 2007(2)

10.1	A copy of the Fiscal Year 2008 CEO Bonus Plan of Registrant (3) (*)

10.2	A copy of the Fiscal Year 2008 COO and Executive VP Bonus Plan of Registrant (3) (*)

10.3	Form of Amended and Restated Employment Agreement by and between the Registrant and Glenn L. Cooper, M.D. effective as of October 1, 2007(4) (*)

10.4	Form of Amended and Restated Employment Agreement by and between the Registrant and Thomas F. Farb. effective as of October 1, 2007(4) (*)

10.5	Form of Amended and Restated Employment Agreement by and between the Registrant and Bobby W. Sandage, Jr. effective as of October 1, 2007(4) (*)

10.6	Form of Amended and Restated Employment Agreement by and between the Registrant and Michael W. Rogers effective as of October 1, 2007(4) (*)

10.7	Form of Amended and Restated Employment Agreement by and between the Registrant and Mark S. Butler effective as of October 1, 2007(4) (*)

10.8	Form of Amended and Restated Employment Agreement by and between the Registrant and Noah D. Beerman effective as of October 1, 2007(4) (*)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer (5)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer (5)

(*)	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2005 and Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2007.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 2, 2007.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on November 30, 2007.
(5)	Filed with this report.

INDEVUS PHARMACEUTICALS, INC.

INDEVUS PHARMACEUTICALS, INC.

Date: February 8, 2008	By:	/s/ Glenn L. Cooper
Glenn L. Cooper, M.D., Chairman and Chief Executive Officer
(Principal Executive Officer)

INDEVUS PHARMACEUTICALS, INC.

Date: February 8, 2008	By:	/s/ Michael W. Rogers
Michael W. Rogers, Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

INDEVUS PHARMACEUTICALS, INC.

Date: February 8, 2008	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance (Principal Accounting Officer)