Form 10-Q
period 2008-06-30
INDEVUS PHARMACEUTICALS INC
filed 2008-08-08
CIK 854222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of Common Stock, as of the latest practicable date.

Class:	Outstanding at August 4, 2008
Common Stock $.001 par value	77,553,315 shares

INDEVUS PHARMACEUTICALS, INC.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Amounts in thousands except share data)

	June 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$52,624	$71,142
Accounts receivable, net	10,834	7,249
Inventories	10,064	7,729
Prepaid and other current assets	5,770	4,708

Total current assets	79,292	90,828

Property, plant and equipment, net	9,827	9,771
Inventories	620	682
Goodwill	48,244	48,244
Intangible assets, net	31,492	29,190
Other assets	4,283	4,335

Total assets	$173,758	$183,050

LIABILITIES
Current liabilities:
Accounts payable	$6,855	$4,505
Accrued expenses	20,455	24,704
Accrued interest	2,075	950
Deferred revenue	43,424	21,946
6.25% Convertible notes	75	75

Total current liabilities	72,884	52,180

6.25% Convertible notes	69,638	68,037
Deferred revenue, net of current portion	146,353	136,515
Other	2,946	656

STOCKHOLDERS’ DEFICIT

Convertible Preferred Stock, $.001 par value, 5,000,000 shares authorized:
Series B, 239,425 shares issued and outstanding as of September 30, 2007 (liquidation preference at September 30, 2007 of $3,026)	—	3,000
Series C, 5,000 shares issued and outstanding as of September 30, 2007 (liquidation preference at September 30, 2007 of $502)	—	500
Common Stock, $.001 par value, 200,000,000 shares authorized; 77,553,315 and 76,360,039 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	78	76
Additional paid-in capital	509,934	498,587
Accumulated deficit	(628,075)	(576,501)

Total stockholders’ deficit	(118,063)	(74,338)

Total liabilities and stockholders’ deficit	$173,758	$183,050

The accompanying notes are an integral part of these unaudited financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended June 30, 2008 and 2007

(Unaudited)

(Amounts in thousands except per share data)

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Revenues:
Product revenue	$8,221	$6,406	$22,727	$15,118
Contract and license fees	12,198	5,819	31,734	21,482

Total revenues	20,419	12,225	54,461	36,600

Costs and expenses:
Cost of revenues	7,837	3,483	20,104	9,033
Research and development	5,222	10,303	17,867	29,494
Marketing, general and administrative	20,657	19,755	59,699	41,445
Acquired in-process research and development	—	50,000	—	50,000
Amortization of intangible assets	637	414	1,630	414
Restructuring	3,529	—	3,529	—

Total costs and expenses	37,882	83,955	102,829	130,386

Loss from operations	(17,463)	(71,730)	(48,368)	(93,786)
Investment income	390	688	2,159	2,591
Interest expense	(1,891)	(1,293)	(5,364)	(3,878)

Net loss	$(18,964)	$(72,335)	$(51,573)	$(95,073)

Net loss per common share, basic and diluted	$(0.25)	$(1.02)	$(0.67)	$(1.56)

Weighted average common shares outstanding, basic and diluted	77,071	70,922	76,515	60,897

The accompanying notes are an integral part of these unaudited financial statements.

INDEVUS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2008 and 2007

(Unaudited)

(Amounts in thousands)

	For the nine months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(51,573)	$(95,073)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,327	915
Note discount amortization	1,840	508
Noncash stock-based compensation	5,316	5,913
Loss on disposal of property, plant and equipment	1,068	—
Lease abandonment	353	—
Inventory impairment	500	1,100
Acquired in-process research and development	—	50,000
Noncash exchange of asset	—	1,100
Changes in assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(3,585)	(2,239)
Inventories	(2,773)	106
Prepaid and other assets	(1,293)	(759)
Accounts payable	2,350	(788)
Accrued expenses and other liabilities	(4,083)	3,310
Deferred revenue	31,316	(1,836)

Net cash (used in) operating activities	(17,237)	(37,743)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,822)	(477)
Purchase of intangible asset	(1,000)	—
Proceeds from maturities and sales of marketable securities	—	5,956
Cash acquired, net of business acquisition costs	—	3,130

Net cash (used in) provided by investing activities	(3,822)	8,609

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,541	1,042

Net cash provided by financing activities	2,541	1,042

Net change in cash and cash equivalents	(18,518)	(28,092)
Cash and cash equivalents at beginning of period	71,142	70,169

Cash and cash equivalents at end of period	$52,624	$42,077

Supplemental disclosures of cash flow information and noncash transactions:
Payable to Shire for manufacturing and supply agreement termination (see Note H)	$3,062	$—
Issuance of common stock related to acquisition (see Note C)	$—	$137,275

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

Indevus is a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. The Company’s approved products include SANCTURA® and SANCTURA XR™ for overactive bladder (“OAB”), co-promoted with its partner Allergan, Inc. (“Allergan”), VANTAS® for advanced prostate cancer, SUPPRELIN® LA for central precocious puberty (“CPP”), and DELATESTRYL® to treat male hypogonadism. The Company markets its products through an approximately 100-person specialty sales force.

The Company’s core urology and endocrinology portfolio contains multiple compounds in development in addition to its approved products. The Company’s most advanced compounds are VALSTARTM for bladder cancer, NEBIDO® for male hypogonadism, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted diseases, and the octreotide implant for acromegaly.

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

On June 27, 2008, the Company announced the receipt of an approvable letter from the U.S. Food and Drug Administration (FDA) for NEBIDO related to a New Drug Application (NDA) submitted to the FDA in August 2007. The letter indicated that the application may be approved if the Company is able to adequately respond to certain clinical deficiencies related to the product.

The FDA has requested the Company address these clinical deficiencies by providing detailed safety information from clinical studies to determine the precise incidence of serious post-injection oil-based reactions and allergic reactions. Specifically, the FDA has requested follow-up data from the on-going U.S. and European studies in which patients are being treated with NEBIDO on an extended basis. A majority of these trials are scheduled to be completed within twelve months. The FDA stated that depending on the findings, the number of subjects and the number of injections of testosterone undecanoate, the safety database may need to include data from additional clinical studies. They have requested that the Company propose the size of the safety database (i.e. total number of subjects exposed to testosterone undecanoate intramuscular injection and total number of injections) and the rationale for the size of the proposed safety database Additionally, the FDA has requested the Company to provide a plan to minimize the risks associated with the clinical use of testosterone undecanoate intramuscular injection.

The Company will work with the FDA and its partner, Bayer Schering Pharma AG, to respond to the approvable letter and devise a plan to address the deficiencies. While the FDA has not specifically requested additional clinical studies, the Company believes that an additional study will likely be required to demonstrate that NEBIDO 750 mg (3 cc volume) administered with careful and proper intramuscular injection technique, has an acceptably low incidence of oil-based reactions to gain approval. The Company hopes to be able to articulate a development plan to address FDA concerns within the next few months. The Company estimates that it could take approximately 18 months to re-submit the revised NDA.

B. Accounting Policies

Revenue Recognition: The Company classifies all revenue as product revenue or contract and license fee revenue. Any consideration received in advance of revenue recognition is recorded as deferred revenue. Product revenue consists primarily of revenues from sales of products, royalties and reimbursements for royalties owed by the Company. Product sales are generally recognized as revenue upon the later of shipment or title transfer to the Company’s customers. Sales of VANTAS and DELATESTRYL are recorded net of reserves for returns, rebates and allowances. For SUPPRELIN LA, where chargebacks, insurance reimbursement or refunds cannot be reasonably estimated, revenue is deferred until such amounts are known and recorded as product revenue net of reserves for rebates and allowances. Until October 16, 2007, the effective date of the Amended and Restated License, Commercialization and Supply Agreement with Esprit Pharmaceuticals Inc., which was simultaneously acquired by Allergan, (the “Allergan Agreement”), the Company recorded sales of SANCTURA to its marketing partner as product sales. Subsequent to the Allergan Agreement, the Company determined that the arrangement represented a single unit of accounting and began aggregating all of the proceeds from sales of SANCTURA and SANCTURA XR with all other consideration received from Allergan, recording it all as deferred revenue and recognizing it as contract and license fee revenue using the appropriate revenue recognition model.

Royalty revenue consists of payments received from licensees for a portion of the sales proceeds from products that utilize the Company’s licensed technologies. Royalties are generally reported to the Company in a royalty report on a specified periodic basis and recognized in the period in which the sales of the product or technology on which the royalties are based occurred. If the royalty report for such period is received subsequent to the time when the Company is required to report its results on Form 10-Q or Form 10-K and the amount of the royalties earned is not estimable, royalty revenue is not recognized until a subsequent accounting period when the royalty report is received and when the amount of, and basis for such royalty payments are reported to the Company in accurate and appropriate form and in accordance with the related license agreement.

Contract and license fee revenue consists of sales force subsidies, grants from agencies supporting research and development activities, and contractual initial and milestone payments received from partners, as well as amortization of deferred revenue from contractual payments, and since October 2007, sales of SANCTURA and SANCTURA XR product. The Company’s business strategy includes entering into collaborative license, development, supply and co-promotion agreements with strategic partners for the development and commercialization of the Company’s products or product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments resulting from the achievement of certain milestones and royalties on net product sales.

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

Cash, Cash Equivalents and Marketable Securities: The Company invests available cash primarily in short-term bank deposits, money market funds, repurchase agreements, domestic and foreign commercial paper and government securities. Cash and cash equivalents include investments with original maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date and are not considered available to fund current operations. Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss until realized. The fair value of these securities is based on quoted market prices. At June 30, 2008 and September 30, 2007, the Company had no marketable securities.

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

Accounting for Stock-Based Compensation: The Company has several stock-based employee compensation plans. On October 1, 2005, the Company adopted SFAS 123R, Accounting for Stock-Based Compensation (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. The Company is required to make significant estimates related to SFAS 123R. The Company’s expected stock-price volatility assumption is based on both current implied volatility and historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued to non-executives during the three months ended June 30, 2008 and 2007, the Company used a weighted-average expected stock-price volatility of 49.0% and 51.9%, respectively. For stock option grants issued to non-executives during the nine months ended June 30, 2008 and 2007, the Company used a weighted-average expected stock-price volatility of 49.0% and 53.8%, respectively. The Company did not issue any stock option grants to executives during the three months ended June 30, 2008 and 2007. In addition, the Company did not issue any stock option grants to executives during the nine months ended June 30, 2008. For stock option grants issued to executives during the nine months ended June 30, 2007, the Company used a weighted average expected stock-price volatility of 62.8%. A higher volatility input to the Black-Scholes model increases the resulting compensation expense. The Company also determined the weighted-average option life assumption based on the exercise patterns that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the three months ended June 30, 2008 and 2007, the Company used a weighted-average expected option life assumption of 6.0 and 6.57 years, respectively, for non-executives. For stock option grants made during the nine months ended June 30, 2008 and 2007, the Company used a weighted-average expected option life assumption of 6.25 and 6.53 years, respectively, for non-executives. For stock option grants made during the nine months ended June 30, 2007, the Company used a weighted-average expected option life assumption of 8.0 years for executives.

During the three months ended June 30, 2008, the Board of Directors approved modifications to extend the term of certain outstanding fully vested options and the Company recorded $560,000 of noncash compensation expense related to these modifications. Pursuant to FAS123R, the Company is required to record a charge for the change in fair value measured immediately prior and subsequent to the modification of stock options.

The Company has also granted restricted stock units and performance stock awards. The value of these awards is being expensed over the respective vesting period. For the three months ended June 30, 2008 and 2007, the Company recognized $348,000 and $245,000, respectively, in stock-based compensation. For the nine months ended June 30, 2008 and 2007, the Company recognized $1,000,000 and $725,000, respectively, in stock-based compensation.

Inclusive of the above stock-based compensation, during the three months ended June 30, 2008 and 2007, the Company recognized $2,040,000 and $3,267,000, respectively, in total stock-based compensation. During the nine months ended June 30, 2008 and 2007, the Company recognized $5,316,000 and $5,913,000, respectively, in total stock-based compensation.

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

The following represents the unaudited pro forma results of the ongoing operations for Indevus and Valera as though the acquisition of Valera had occurred at the beginning of the three and nine month periods ended June 30, 2007. The unaudited pro forma information, however, is not necessarily indicative of the results that would have resulted had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

	Three months ended June 30, 2007 (Pro forma)	Nine months ended June 30, 2007 (Pro forma)
Revenue	$12,894,000	$43,708,000
Net loss	$(79,795,000)	$(114,470,000)
Net loss per common share (basic and diluted)	$(1.05)	$(1.52)

D. Goodwill and Intangible Assets

The carrying amount of goodwill is $48,244,000 at June 30, 2008 and was recorded in connection with the Valera Acquisition and the subsequent conversion of CSRs and CSR Equivalents issued to the former shareholders of Valera relating to FDA approval of SUPPRELIN LA on May 3, 2007.

The Company’s intangible asset totaled approximately $31,492,000 as of June 30, 2008. Approximately $27,700,000 of the Company’s net intangible assets were obtained as a result of the Valera Acquisition. In April 2008, the Company entered into an agreement to terminate its existing manufacturing and supply agreement with Shire plc (“Shire”). In exchange for upfront and installment payments aggregating $5,000,000, the Company is no longer obligated to pay future royalties to Shire. The Company capitalized the worldwide, exclusive license to VANTAS upon termination of the agreement which resulted in an additional intangible asset of approximately $3,792,000 as of June 30, 2008 (see Note H). Amortization of this intangible asset is being recognized on a straight line basis over the remaining term of the license agreement, which is approximately 6.5 years.

Amortization expense for intangible assets totaled approximately $637,000 and $414,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $1,630,000 and $414,000 for the nine months ended June 30, 2008 and 2007, respectively.

The annual amortization expense for each of the next five years is expected to be approximately $2,500,000.

E. Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. The components of inventory are as follows:

	June 30, 2008	September 30, 2007
Raw materials	$5,518,000	$771,000
Work in process	3,012,000	4,405,000
Finished goods	2,154,000	3,235,000

	$10,684,000	$8,411,000

All of the Company’s inventories at the balance sheet date relate to commercially approved products: SANCTURA XR, VANTAS, SUPPRELIN LA and DELATESTRYL. The Company has classified $620,000 and $682,000 of DELATESTRYL inventory as noncurrent as of June 30, 2008 and September 30, 2007, respectively.

F. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	Useful Lives	June 30, 2008	September 30, 2007
Manufacturing and office equipment	2 - 7 years	$6,417,000	$4,373,000
Leasehold improvements	5 -10 years	6,814,000	6,309,000
Construction in progress		182,000	1,011,000

		13,413,000	11,693,000
Less: accumulated depreciation and amortization		(3,586,000)	(1,922,000)

Property, plant and equipment, net		$9,827,000	$9,771,000

Depreciation and amortization expense for property, plant and equipment was approximately $687,000 and $372,000 for the three months ended June 30, 2008 and 2007, respectively and approximately $1,697,000 and $502,000 for the nine months ended June 30, 2008 and 2007, respectively.

G. Basic and Diluted Loss per Common Share

During the three month period ended June 30, 2008, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were options to purchase 9,115,000 shares of Common Stock at prices ranging from $3.80 to $8.72 with various expiration dates up to June 3, 2018. Additionally, during the three month period ended June 30, 2008, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect, were as follows: (i) $71,925,000 of 6.25% Convertible Senior Notes due in 2009 and $75,000 of 6.25% Convertible Senior Notes due in 2008 (the “Convertible Notes”) which are convertible into a total of 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 with respect to the Convertible Notes due in 2008 and through July 15, 2009 with respect to the Convertible Notes due in 2009; (ii) options to purchase 4,805,000 shares of Common Stock at prices ranging from $1.22 to $3.70 with various expiration dates up to October 17, 2015; (iii) unvested restricted stock with service-based vesting criteria of 209,001 shares and unvested restricted stock awards with service and market-based vesting criteria of 330,560 to 566,300 contingently issuable shares; and (iv) unvested deferred stock units with service vesting criteria of 86,667 shares of Common Stock.

During the three month period ended June 30, 2007, securities not included in the computation of diluted earnings per share were as follows: (i) the Convertible Notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which were convertible through July 15, 2008 because the effect of their conversion would have been antidilutive; (ii) options to purchase 560,000 shares of Common Stock at prices ranging from $7.21 to $8.72 with expiration dates ranging up to June 5, 2017 because their exercise price exceeded the average market price during the period; and (iii) contingent stock rights of 487,707 at a price of $7.34 because the effect of their conversion would have been antidilutive. Additionally, during the three month period ended June 30, 2007, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have had an antidilutive effect due to the net loss for the period, were as follows: (i) options to purchase 12,562,000 shares of Common Stock at prices ranging from $1.22 to $7.14 with expiration dates ranging up to April 23, 2017; (ii) Series B and C Preferred Stock convertible into 622,222 shares of Common Stock; (iii) unvested restricted stock with service-based vesting criteria of 265,900 shares and unvested restricted stock awards with service and market-based vesting criteria of 255,750 to 426,250 contingently issuable shares; and (iv) unvested deferred stock units with service vesting criteria of 48,000 shares of Common Stock.

During the nine month period ended June 30, 2008, securities not included in the computation of diluted earnings per share, because their exercise price exceeded the average market price during the period were options to purchase 6,842,000 shares of Common Stock at prices ranging from $5.63 to $8.72 with various expiration dates up to February 5, 2018. Additionally, during the nine month period ended June 30, 2008, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have an antidilutive effect, were as follows: (i) $71,925,000 of 6.25% Convertible Senior Notes due in 2009 and $75,000 of 6.25% Convertible Senior Notes due in 2008 (the “Convertible Notes”), which are convertible into a total of 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which are convertible through July 15, 2008 with respect to the Convertible Notes due in 2008 and through July 15, 2009 with respect to the Convertible Notes due in 2009; (ii) options to purchase 13,985,000 shares of Common Stock at prices ranging from $1.22 to $5.53 with various expiration dates up to May 6, 2018 (iii) unvested restricted stock with service-based vesting criteria of 209,001 shares and unvested restricted stock awards with service and market-based vesting criteria of 330,560 to 566,300 contingently issuable shares; and (iv) unvested deferred stock units with service vesting criteria of 86,667 shares of Common Stock.

During the nine month period ended June 30, 2007, securities not included in the computation of diluted earnings per share were as follows: (i) the Convertible Notes convertible into 10,817,000 shares of Common Stock at a conversion price of $6.656 per share and which were convertible through July 15, 2008 because the effect of their conversion would have been antidilutive ; (ii) options to purchase 958,000 shares of Common Stock at prices ranging from $6.98 to $8.72 with expiration dates ranging up to June 5, 2017 because their exercise price exceeded the average market price during the period; and (iii) contingent stock rights of 487,707 at a price of $7.34 because the effect of their conversion would have been antidilutive. Additionally, during the nine month period ended June 30, 2007, potentially dilutive securities not included in the computation of diluted earnings per share, because they would have had an antidilutive effect due to the net loss for the period were as follows: (i) options to purchase 11,604,000 shares of Common Stock at prices ranging from $1.22 to $6.93 with expiration dates ranging up to March 19, 2017; (ii) Series B and C Preferred Stock convertible into 622,222 shares of Common Stock; (iii) unvested restricted stock with service-based vesting criteria of 265,900 shares and unvested restricted stock awards with service and market-based vesting criteria of 255,750 to 426,250 contingently issuable shares; and (iv) unvested deferred stock units with service vesting criteria of 48,000 shares of Common Stock.

Certain of the above securities contain anti-dilution provisions which may result in a change in the exercise price or number of shares issuable upon exercise or conversion of such securities.

H. Agreements

Allergan/Esprit

In September 2007, the Company entered into the Allergan Agreement with Esprit Pharma, Inc. (“Esprit”), which re-defined the obligations of each party and superseded all previous agreements pertaining to SANCTURA and SANCTURA XR. The Allergan Agreement became effective on October 16, 2007. Simultaneously, Allergan acquired Esprit resulting in Esprit becoming a wholly-owned subsidiary of Allergan. Upon effectiveness of the Allergan Agreement, the Company received an up-front license fee, partially creditable by Allergan against future payments to the Company, of $25,000,000. The Allergan Agreement also grants the Company the right to receive a fixed percentage of net sales for the term of the Allergan Agreement, subject to increasing annual minimum royalties totaling approximately $123,000,000 over the first seven years of the Agreement, provided there is no product adverse event, as defined in the Agreement. Commencing January 1, 2010, or earlier in the case of generic competition, Allergan may reduce, subject to quarterly and annual restrictions, royalty payments by $20,000,000. In addition, the Company will receive approximately $9,000,000 in annual sales force subsidy for fiscal year 2008 which has been extended to December 31, 2008 and which can be extended to March 31, 2009 at the Company’s option. Third-party royalties payable by the Company as a result of existing licensing, manufacturing and supply agreements associated with sales of SANCTURA and SANCTURA XR will also be reimbursed to the Company. The Company will also manufacture and supply SANCTURA XR through approximately August 2008, and SANCTURA through September 30, 2012, to Allergan at cost. The Company may also receive a long-term commercialization milestone payment of $20,000,000 related to generic competition. The Allergan Agreement expires on the later of the twelfth annual anniversary of the launch of SANCTURA XR, which occurred in January 2008, or the last to expire patent covering SANCTURA XR in the United States. Either party may also terminate the Allergan Agreement under certain customary conditions of breach.

Commencing on the effective date of the Allergan Agreement, the Company began recognizing the deferred revenue balances that existed on the effective date and the upfront license payment of $25,000,000 on a straight-line basis over the approximately 5 year obligation period of the agreement. All subsequent payments received from Allergan during the 5 year obligation period of the agreement, including royalties, sales force reimbursement and product revenues, will be recognized using the CAPM. All payments received after the 5 year obligation period of the agreement will be recognized as revenue when earned, provided that there are no remaining obligations.

In May 2008, together with Madaus, the Company also licensed to Allergan the exclusive right to develop, manufacture, and commercialize SANCTURA XR in Canada. In exchange, the Company received an upfront payment of $7,000,000 and could receive milestone payments totaling $2,000,000 upon achievement of certain sales thresholds. In addition, third-party royalties owed by us on net sales in Canada will be reimbursed by Allergan. This agreement will expire after the later of the expiration of the last applicable patent or our third party royalty obligation, after which Allergan will have a fully-paid license. The performance period continues through September 30, 2012. All consideration received from Allergan during the term will be recognized using the CAPM over the performance period.

Collectively through June 30, 2008 and pursuant to all agreements between the Company and PLIVA d.d. (“PLIVA”), Esprit and Allergan, the Company has received approximately $351,000,000 in the form of up front and milestone payments, royalties, sales force reimbursements and payments for product shipped to the Company’s marketing partners at its cost to manufacture.

VANTAS

In April 2008, the Company entered into an agreement to terminate its manufacturing and supply agreement with Shire plc (“Shire”) related to VANTAS. Under this termination agreement, Shire relinquished its right to receive royalties on net sales of VANTAS or a percentage of royalties and other consideration received by the Company relative to a sublicense of our VANTAS selling and marketing rights granted by Shire. In exchange, the termination agreement provided for the Company to pay Shire a total of $5,000,000 consisting of an immediate payment of $1,000,000 and the balance of $4,000,000 in three annual installments commencing in January 2009. The Company capitalized the net present value of the total $5,000,000 payment using a discount rate of 17.5%, resulting in a $3,900,000 intangible asset. Amortization of the intangible asset is being recognized over the remaining term of the license agreement, which is approximately 6.5 years. After consideration of the $1,000,000 payment, there is approximately $1,000,000 classified as a short-term obligation and $2,100,000 classified as a long-term obligation in the consolidated June 30, 2008 balance sheet. This remaining obligation will be accreted up to its face value over the payment term through charges to interest expense.

In April 2008, the Company entered into a License, Supply and Distribution Agreement with Orion Corporation (“Orion”) granting Orion the rights to market VANTAS throughout Europe as well as in certain other countries. VANTAS is currently approved for the treatment of advanced prostate cancer in Denmark and the United Kingdom. VANTAS is currently undergoing the mutual recognition procedure for further European approvals. The Company received a $7,000,000 up-front payment and could receive certain contingent payments related to approvals and sales thresholds aggregating up to $14,000,000. Additionally, the Company has agreed to supply VANTAS to Orion at a pre-determined transfer price subject to annual minimum purchase requirements beginning in 2009. The agreement expires in April 2023, subject to earlier termination by either party under certain customary conditions of breach. The Agreement will automatically renew for one-year periods at a time, subject to the right of either party to terminate the agreement at any time effective at the end of the initial 15-year term or any subsequent one-year renewal period thereafter with at least six months prior written notice to the other party. Commencing on the first sale of product to Orion, the Company will recognize the $7,000,000 up-front payment as revenue over the 15-year term of the agreement in accordance with the proportional performance method using the minimum supply quantities to estimate completion of the earnings process. Expected performance will be assessed quarterly to incorporate changes in estimates and milestone payments received.

IP 751

In October 2007, the Company licensed its worldwide rights to IP 751 to Cervelo and received an upfront payment of $1,000,000. In the three month period ended June 30, 2008, the Company recognized this payment as contract and license fee revenue upon completion of its obligations to Cervelo. In addition, the Company could receive further payments based on regulatory and, if approved for marketing, commercial achievements aggregating approximately $37,000,000, and royalties based upon net sales. Cervelo is responsible for all future development, manufacturing, marketing and financial obligations relating to IP 751. This agreement will terminate ten years after first commercial sale on a country-by-country basis and may be terminated by either party under certain customary conditions of breach and by Cervelo upon six months notice to the Company.

PRO 2000

In February 2008, the Company was advised by the United Kingdom’s Medical Research Council (MRC) that after review of data from the Phase III clinical trial of PRO 2000, its candidate vaginal microbicide for HIV prevention, the

Independent Data Monitoring Committee (“IDMC”) has recommended that the low-dose arm (0.5%) continue to be tested for safety and effectiveness in the trial. The IDMC, a group of independent experts providing oversight to the MDP 301 trial, also recommended the high-dose arm (2.0%) be closed as there is no more than a small chance of the high dose showing protection against HIV infection compared to placebo gel. The trial is sponsored by the MRC and conducted by the Microbicides Development Programme, an international partnership of researchers established to develop microbicides for the prevention of HIV transmission. The 0.5% dose of PRO 2000 is also being tested for safety and effectiveness in an additional Phase III trial sponsored by the National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health. The NIAID trial, which has completed enrollment, is expected to be completed late this summer.

ALKS

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

VALSTAR

In April 2007, the Company submitted a Supplemental New Drug Application (sNDA) to the FDA seeking approval to reintroduce VALSTAR. VALSTAR, originally approved by the FDA in 1998, is a sterile solution for intravesical (bladder) instillation of valrubicin, a chemotherapeutic anthracycline derivative and is the only product currently approved by the FDA for therapy of Bacillus Calmette-Guerin (BCG) -refractory carcinoma in situ (CIS) of the urinary bladder. VALSTAR is used in BCG-refractory bladder cancer patients who are not candidates for surgical bladder removal (cystectomy).

In August 2007 the Company received an approvable letter from the FDA for VALSTAR asking for clarification regarding manufacturing validation protocols and additional data on the manufacturing process which was promptly provided. In December 2007, based on the FDA’s subsequent inspection of our third-party manufacturing facility, the Company received a non-approvable letter from the FDA. The Company is working with the FDA and their third-party manufacturer to bring the manufacturing facility into compliance with U.S. current Good Manufacturing Practices (“cGMP”). The Company anticipates resolving these issues by October 2008.

PLANTEX

The Company has a supply agreement with Plantex USA Inc. whereby Plantex will supply the Company with Valrubicin, the active pharmaceutical ingredient for VALSTAR. The Agreement will expire ten years after the date of the first commercial sale of VALSTAR provided VALSTAR is approved by December 31, 2008. Beginning in the calendar year following the year in which it receives regulatory approval for VALSTAR in the United States, the Company will have annual minimum purchase requirements of $1,000,000. This agreement may be terminated by either party under certain customary conditions of breach, by mutual agreement of the parties, or by Plantex if VALSTAR is not approved by December 31, 2008.

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

At June 30, 2008, the Company has an accrued liability of approximately $500,000 for Redux-related expenses, including legal expenses. The amount the Company ultimately pays could differ significantly from the amount currently accrued at June 30, 2008. To the extent the amount paid differs from the amount accrued, the Company will record a charge or credit to the statement of operations.

As of June 30, 2008, the Company had an outstanding insurance claim of approximately $3,300,000, consisting of payments made by the Company to the group of law firms defending the Company in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of the Company’s current outstanding insurance claim is made pursuant to the Company’s product liability policy issued to the Company by Reliance Insurance Company (“Reliance”). In March 2008, the Company received a partial payment of $400,000 from Reliance pertaining to this claim. In October 2001, the Commonwealth Court of Pennsylvania granted an Order of Liquidation to the Insurance Commissioner of Pennsylvania to begin liquidation proceedings against Reliance. Based upon discussions with its attorneys and other consultants regarding the amount and timing of potential collection of its claims on Reliance, the Company has recorded a reserve against its outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $858,000 reflecting the Company’s best estimate given the available facts and circumstances. The amount the Company collects could differ from the $858,000 reflected as a noncurrent insurance claim receivable at June 30, 2008. It is uncertain when, if ever, the Company will collect any of its $3,300,000 of estimated remaining claims. If the Company incurs additional product liability defense and other costs subject to claims on the Reliance product liability policy up to the $5,000,000 limit of the policy, the Company will have to pay such costs without expectation of reimbursement and will incur charges to operations for all or a portion of such payments.

J. Stockholders’ Equity

Preferred Stock: In April 2008, the holder of the Company’s issued and outstanding 239,425 shares of Series B Convertible Preferred Stock and 5,000 shares of Series C Convertible Preferred Stock exercised its conversion rights and converted all shares of issued and outstanding preferred stock into 622,220 shares of the Company’s Common Stock.

K. Other

At June 30, 2008 and September 30, 2007, accrued expenses consisted of the following:

	June 30, 2008	September 30, 2007
Compensation related	$8,351,000	$5,351,000
Clinical and sponsored research	2,594,000	9,048,000
Sales and marketing	2,406,000	2,903,000
Professional fees	1,765,000	895,000
Manufacturing and production costs	847,000	2,243,000
Milestone payment	—	1,500,000
Other	4,492,000	2,764,000

	$20,455,000	$24,704,000

L. Restructuring

On June 30, 2008, the Company announced a restructuring of its operations to more appropriately align its cost structure to revenue projections and development opportunities. As a result of this restructuring, the Company recorded a restructuring charge of $3,500,000 during the three months ended June 30, 2008, relating to the following: (i) separation costs of approximately $2,300,000 and (ii) asset impairment charges of approximately $1,200,000 associated with the disposal of capital assets. The accrued restructuring balance was approximately $2,300,000 as of June 30, 2008, consisting primarily of unpaid separation costs, which are expected to be paid by June 30, 2009.

The Company records restructuring activities in accordance with SFAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets and SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

M. Income Taxes

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

The Company adopted FIN 48 on October 1, 2007. The implementation of FIN 48 did not have a material impact on the Company’s consolidated financial statements or results of operations. The Company does not have any unrecognized tax benefits. As of June 30, 2008, the Company had federal and state net operating loss carryforwards and federal and state research and development (“R&D”) credit carryforwards, which may be available to offset future federal and state income tax liabilities. The Company has not completed a formal R&D credit study, however, no amounts related to R&D credit carryforwards are being presented as an uncertain tax position under FIN 48.

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

The Company will recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. For the quarter ended June 30, 2008, the Company did not recognize any accrued interest and penalties in its consolidated statement of operations or its consolidated balance sheet.

N. Liquidity

The Company is subject to risks common to companies in the specialty pharmaceutical industry including, but not limited to, development by its competitors of new technological innovations, dependence on key personnel, its ability to protect proprietary technology, reliance on corporate collaborators and licensors to successfully research, develop and commercialize products based on the Company’s technologies, its ability to comply with FDA government regulations and approval requirements, its ability to grow its business and its ability to obtain adequate financing to fund its current and planned operations. The Company expects to continue to incur substantial expenditures for the development, commercialization and marketing of its products and product candidates. The Company believes its current and expected cash resources are sufficient to fund its operations through approximately June 2009. In addition, the Company’s convertible notes of approximately $71,900,000 will become due in July 2009. The Company will need to obtain additional funding through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available to the Company. The failure to raise such funds would result in the need to significantly curtail the Company’s operating activities and delay development efforts, which would have a material adverse effect on the Company.

O. Recent Accounting Pronouncements

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

On December 12, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, was issued. EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of the Company’s collaborations existing after January 1, 2009. The Company is evaluating the impact, if any, this Standard will have on its financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect the Company’s financial condition, results of operations or cash flows.

In April 2008, the FASB Staff Position (“FSP”) issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently evaluating the effect that the adoption of FSP SFAS 142-3 will have on its results of operation and financial position or cash flows, but does not expect it to have a material impact.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its results of operations and financial condition.

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

Our Business

We are a specialty pharmaceutical company engaged in the acquisition, development and commercialization of products to treat conditions in urology and endocrinology. Our approved products include SANCTURA® and SANCTURA XR™ for overactive bladder (“OAB”), co-promoted with its partner Allergan, Inc. (“Allergan”), VANTAS® for advanced prostate cancer, SUPPRELIN® LA for central precocious puberty (“CPP”), and DELATESTRYL® to treat male hypogonadism. We market our products through an approximately 100-person specialty sales force.

Our core urology and endocrinology portfolio contains multiple compounds in development in addition to our approved products. Our most advanced compounds are VALSTARTM for bladder cancer, NEBIDO® for male hypogonadism, PRO 2000 for the prevention of infection by HIV and other sexually-transmitted diseases, and the octreotide implant for acromegaly.

In addition to our core urology and endocrinology portfolio, there are multiple compounds outside of its core focus area which we either currently outlicense for development and commercialization, or intend to outlicense in the future. These compounds include pagoclone for stuttering, ALKS 27 for chronic obstructive pulmonary disease (“COPD”) which we have been jointly developing with Alkermes, Inc. (“Alkermes”), aminocandin for systemic fungal infections for which we licensed worldwide rights to Novexel S.A. (“Novexel”) and IP 751 for pain and inflammation for which we licensed worldwide rights to Cervelo Pharmaceuticals, Inc. (“Cervelo”).

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

Recent Product Developments

NEBIDO

On June 27, 2008, we received an approvable letter from the U.S. Food and Drug Administration (FDA) for NEBIDO related to a New Drug Application (NDA) submitted to the FDA in August 2007. The letter indicated that the application may be approved if we are able to adequately respond to certain clinical deficiencies related to the product. The FDA has expressed a concern about a relatively small number of patients in European post-marketing use who have experienced respiratory symptoms immediately following the intramuscular injection of NEBIDO 1000 mg, 4 cc injection volume, (versus the 750 mg, 3 cc injection volume used in the United States). We believe and the FDA concurs that the reaction is likely the result of a small amount of the oily solution immediately entering the vascular system from the injection site, a known, rare complication of oil-based depot injections. The phenomenon is characterized by short-term reactions involving an urge to cough, coughing episodes or a shortness of breath. In rare cases the reaction has been classified as serious or the patient experiences other symptoms such as dizziness, flushing or fainting.

The FDA has requested that we address these clinical deficiencies by providing detailed safety information from clinical studies to determine the precise incidence of serious post-injection oil-based reactions and allergic reactions. Specifically, the FDA has requested follow-up data from the on-going U.S. and European studies in which patients are being treated with NEBIDO on an extended basis. A majority of these trials are scheduled to be completed within twelve months. The FDA stated that depending on the findings, the number of subjects and the number of injections of testosterone undecanoate from the studies listed above, the safety database may need to include data from additional clinical studies. FDA has also requested that we provide a plan to minimize the risks associated with the clinical use of testosterone undecanoate intramuscular injection, namely, to reduce the incidence and/or severity of the serious oil-based reactions and has requested certain in vitro and skin-testing data to exclude an allergic component to the drug or some of its excipients.

We will work with the FDA and our partner, Bayer Schering Pharma AG, to respond to the approvable letter and devise a plan to address the deficiencies. While the FDA has not specifically requested additional clinical studies, we believe that an additional study will likely be required to demonstrate that NEBIDO 750 mg (3 cc volume) administered with careful and proper intramuscular injection technique, has an acceptably low incidence of oil-based reactions to gain approval. We hope to be able to articulate a development plan to address FDA concerns within the next few months. We estimate that it could take approximately 18 months to re-submit the revised NDA.

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

VANTAS

In April 2008, we entered into an agreement to terminate our manufacturing and supply agreement with Shire plc (“Shire”) related to VANTAS. Under this termination agreement, Shire relinquished its right to receive future royalties on net sales of VANTAS or a percentage of royalties and other consideration received by us relative to a sublicense of our VANTAS selling and marketing rights granted by Shire. In exchange, the termination agreement provided for us to pay Shire a total of $5,000,000 consisting of an immediate payment of $1,000,000 and the balance of $4,000,000 in three annual installments commencing in January 2009. We capitalized the net present value of the total $5,000,000 payment using a discount rate of 17.5%, resulting in a $3,900,000 intangible asset. Amortization of the intangible asset is being recognized over the remaining term of the license agreement, which is approximately 6.5 years. After consideration of the $1,000,000 payment, there is approximately $1,000,000 classified as a short-term obligation and $2,100,000 classified as a long-term obligation in the consolidated June 30, 2008 balance sheet. This remaining obligation will be accreted up to its face value over the payment term through charges to interest expense.

In April 2008, we entered into a License, Supply and Distribution Agreement with Orion Corporation (“Orion”) granting Orion the rights to market VANTAS throughout Europe as well as in certain other countries. VANTAS is currently approved for the treatment of advanced prostate cancer in Denmark and the United Kingdom. VANTAS is currently undergoing the mutual recognition procedure for further European approvals. We received a $7,000,000 up-front payment and could receive certain contingent payments related to approvals and sales thresholds aggregating up to $14,000,000. The $7,000,000 up-front payment represents all amounts we have received to date under the Agreement. Additionally, we have agreed to supply VANTAS to Orion at a pre-determined transfer price subject to annual minimum purchase requirements beginning in 2009. The Agreement expires in April 2023, subject to earlier termination by either party under certain customary conditions of breach. The Agreement will automatically renew for one-year periods at a time, subject to the right of either party to terminate the agreement at any time effective at the end of the initial 15-year term or any subsequent one-year renewal period thereafter with at least six months prior written notice to the other party. Commencing on the first sale of product to Orion, we will recognize the $7,000,000 up-front payment as revenue over the 15-year term of the agreement in accordance with the proportional performance method using the minimum supply quantities to estimate completion of the earnings process. Expected performance will be assessed quarterly to incorporate changes in estimates and milestone payments received.

SANCTURA XR

In September 2007, we entered into an Amended and Restated License, Commercialization and Supply Agreement with Esprit Pharma, Inc. (“Esprit”), which re-defined the obligations of each party and superseded all previous agreements pertaining to SANCTURA and SANCTURA XR (the “Allergan Agreement”). The Allergan Agreement became effective on October 16, 2007. Simultaneously, Allergan acquired Esprit resulting in Esprit becoming a wholly-owned subsidiary of Allergan. Upon effectiveness of the Allergan Agreement, we received an up-front license fee, partially creditable by Allergan against future payments to us, of $25,000,000. The Allergan Agreement also grants us the right to receive a fixed percentage of net sales for the term of the Allergan Agreement, subject to increasing annual minimum royalties totaling approximately $123,000,000 over the first seven years of the Allergan Agreement, provided there is no product adverse event, as defined in the Allergan Agreement. Commencing January 1, 2010, or earlier in the case of generic competition, Allergan may reduce, subject to quarterly and annual restrictions, royalty payments by $20,000,000. In addition, we will receive approximately $9,000,000 in annual sales force subsidy for fiscal year 2008 which has been extended to December 31, 2008 and which can be extended to March 31, 2009 at our option. Third-party royalties payable by us as a result of existing licensing, manufacturing and supply agreements associated with sales of SANCTURA and SANCTURA XR will be reimbursed to us. We will also manufacture and supply SANCTURA XR through approximately August 2008, and SANCTURA through September 30, 2012, to Allergan at cost. We may also receive a long-term commercialization milestone payment of $20,000,000 related to generic competition. The Allergan Agreement expires on the later of the twelfth annual anniversary of the launch of SANCTURA XR, which occurred in January 2008, or the date of the last to expire patent covering SANCTURA XR in the United States. Either party may also terminate the Allergan Agreement under certain customary conditions of breach.

In May 2008, together with Madaus, we licensed to Allergan the exclusive right to develop, manufacture, and commercialize SANCTURA XR in Canada. In exchange, we received an upfront payment of $7,000,000 and could receive milestone payments totaling $2,000,000 upon achievement of certain sales thresholds. In addition, third-party royalties owed by us on net sales in Canada will be reimbursed by Allergan. This agreement will expire after the later of the expiration of the last applicable patent or our third party royalty obligation, after which Allergan will have a fully-paid license. The performance period continues through September 30, 2012. All consideration received from Allergan during the term will be recognized using the CAPM over the performance period.

Collectively through June 30, 2008 and pursuant to all agreements between us and PLIVA d.d. (“PLIVA”), Esprit and Allergan, we have received approximately $351,000,000 in the form of up front and milestone payments, royalties, sales force reimbursements and payments for product shipped to our marketing partners at our cost to manufacture.

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

In August 2007 we received an approvable letter from the FDA for VALSTAR asking for clarification regarding manufacturing validation protocols and additional data on the manufacturing process which was promptly provided. In December 2007, based on the FDA’s subsequent inspection of our third-party manufacturing facility, we received a non-approvable letter from the FDA. We are working with the FDA and our third-party manufacturer to bring the manufacturing facility into compliance with U.S. current Good Manufacturing Practices (“cGMP”). We anticipate resolving these issues by October 2008.

IP 751

In October 2007, we licensed our worldwide rights to IP 751 to Cervelo and received an upfront payment of $1,000,000. In the three month period ended June 30, 2008, we recognized this payment as contract and license fee revenue upon completion of our obligations to Cervelo. In addition, we could receive further payments based on regulatory and, if approved for marketing, commercial achievements aggregating approximately $37,000,000, and royalties based upon net sales. Cervelo is responsible for all future development, manufacturing, marketing and financial obligations relating to IP 751. This agreement will terminate ten years after first commercial sale on a country-by-country basis and may be terminated by either party under certain customary conditions of breach and by Cervelo upon six months notice to us.

PRO 2000

In February 2008, we were advised by the United Kingdom’s Medical Research Council (MRC) that after review of data from the Phase III clinical trial of PRO 2000, our candidate vaginal microbicide for HIV prevention, the Independent Data Monitoring Committee (“IDMC”) has recommended that the low-dose arm (0.5%) continue to be tested for safety and effectiveness in the trial. The IDMC, a group of independent experts providing oversight to the MDP 301 trial, also recommended the high-dose arm (2.0%) be closed as there is no more than a small chance of the high dose showing protection against HIV infection compared to placebo gel. The trial is sponsored by the MRC and conducted by the Microbicides Development Programme, an international partnership of researchers established to develop microbicides for the prevention of HIV transmission. The 0.5% dose of PRO 2000 is also being tested for safety and effectiveness in an additional Phase III trial sponsored by the National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health. The NIAID trial, which has completed enrollment, is expected to be completed late this summer.

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

Other Recent Developments

In June 2008, we announced that Glenn L. Cooper, M.D. is postponing his previously-announced retirement to lead Indevus through the challenges it faces as a result of the recent delay in the approval of NEBIDO.

Additionally, in June 2008, our Board of Directors approved a revised operating plan that more appropriately aligns our cost structure to our revenue projections and development opportunities. The new operating plan provides for 1) aggressive support and top-line growth of marketed products, VANTAS and SUPPRELIN LA, 2) aggressive support for the launch of VALSTAR for bladder cancer later this year, 3) continued co-promotion with Allergan of SANCTURA and SANCTURA XR with the urology sales force through March 2009, 4) initiation of Phase III trials for the six-month octreotide implant for acromegaly, 5) performance and assessment of responses related to additional NEBIDO clinical studies and 6) significant reduction in operating expenses through a combination of headcount reductions of approximately 12 percent of employees, primarily at the corporate and administrative levels at the Lexington, Massachusetts headquarters, and reduction of other operating expenses. During the three month period ended June 30, 2008, we recorded a charge of approximately $3,500,000 in connection with restructuring actions.

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

Goodwill and Other Intangible Assets

Our intangible assets consist primarily of goodwill, VANTAS, our patented HYDRON® Polymer Technology and the Shire technology. The HYDRON Polymer Technology is a proprietary, subcutaneous, retrievable, non-biodegradable, hydrogel reservoir-based drug delivery process involving a device designed to be inserted under a patient’s skin allowing the release of drugs continuously, at even, controlled rates for periods up to twelve months (the “HYDRON Technology”). SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that an intangible asset subject to amortization be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We did not record any impairment charges related to intangible assets during the three or nine months ended June 30, 2008. SFAS 142, Goodwill and Other Intangible Assets, requires that periodic tests of goodwill for impairment be performed and that the other intangibles be amortized over their useful lives unless those lives are determined to be indefinite. SFAS 142 requires that goodwill be tested for impairment under a two-step impairment process at least annually or more frequently whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We performed the required annual impairment assessment of goodwill in the three month period ended June 30, 2008, and we did not record any impairment charges.

We amortize the carrying value of the VANTAS and the HYDRON Technology assets using the straight-line method over useful lives of 14 years for VANTAS, 17 years for the HYDRON Technology and approximately 6.5 years for the VANTAS license. Annual amortization expense is expected to be approximately $2,500,000 for each of the next 5 years. For the three and nine months ended June 30, 2008, we recognized $637,000 and $1,630,000, respectively of amortization expense.

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

Contract and license fee revenue consists of sales force subsidies, grants from agencies supporting research and development activities, and contractual initial and milestone payments received from partners, as well as amortization of deferred revenue from contractual payments, and since October 2007, sales of SANCTURA and SANCTURA XR product. Our business strategy includes entering into collaborative license, development, supply and co-promotion agreements with strategic partners for the development and commercialization of our products or product candidates. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments resulting from the achievement of certain milestones and royalties on net product sales.

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

Expected Terms of the Agreements regarding SANCTURA and SANCTURA XR and Deferred Revenue

We executed the Allergan Agreement effective on October 16, 2007, the terms and conditions of which required an assessment of the expected term over which we have continuing performance obligations. We assessed the Allergan Agreement pursuant to Emerging Issues Task Force (“EITF”) Issue Number 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Based on this assessment, we determined that we had multiple deliverables, however the delivered elements did not have stand-alone value and there was no objective, reliable evidence of fair value for the undelivered elements. Thus, we concluded that the arrangement represented a single unit of accounting. Our obligations are expected to cease no later than September 30, 2012. Accordingly, commencing on the effective date of the Allergan Agreement, we commenced recognizing the deferred revenue balances that existed on the effective date, as well as all payments received on the effective date, over the approximately 5-year performance period. All subsequent payments received from Allergan during the performance period, including royalties, sales force reimbursement and product revenue will be amortized using the CAPM. All payments received after the performance period will be recognized as revenue when earned.

Prior to the October 16, 2007 effective date of the Allergan Agreement, we were recording the initial and milestone payments received from PLIVA and Esprit as deferred revenue and recognizing such payments as revenue using the CAPM over the estimated twelve year term of the original agreement with PLIVA, commencing on the date such payments were received.

After consideration of the estimated performance periods as noted above, we amortized $11,019,000 and $3,562,000 of deferred revenue into contract and license fee revenue during the three and nine months ended June 30, 2008 and 2007, respectively. We amortized $29,930,000 and $12,771,000 of deferred revenue into contract and license fee revenue during the nine months ended June 30, 2008 and 2007, respectively. The balance of deferred revenue related to the Allergan Agreement at June 30, 2008 was $174,976,000.

In May 2008, together with Madaus, we licensed to Allergan the exclusive right to develop, manufacture, and commercialize SANCTURA XR in Canada. In exchange, we received an upfront payment of $7,000,000 and could receive milestone payments totaling $2,000,000 upon achievement of certain sales thresholds. In addition, third-party royalties owed by us on net sales in Canada will be reimbursed by Allergan. This agreement will expire after the later of the expiration of the last applicable patent or our third party royalty obligation, after which Allergan will have a fully-paid license. The performance period continues through September 30, 2012. All consideration received from Allergan during the term will be recognized using the CAPM over the performance period. We amortized $135,000 of deferred revenue into contract and license fee revenue during the three and nine months ended June 30, 2008. The balance of deferred revenue related to this license at June 30, 2008 was $6,865,000.

In November 2006, we entered into several agreements with Madaus GmbH (“Madaus”) relative to SANCTURA and SANCTURA XR in certain non-U.S. territories (the “Madaus Agreements”). The Madaus Agreements have been combined for accounting purposes and we evaluated the multiple deliverables in accordance with the provisions of EITF 00-21. We were unable to demonstrate that the delivered items had stand alone value or that the undelivered elements had verifiable objective evidence of fair value, and thus we concluded that the arrangement represented a single unit of accounting. Initially, upon execution of the Madaus Agreements, we were unable to determine the term of our obligation to provide future know-how to Madaus. Subsequent to the Allergan Agreement, we reevaluated this performance obligation and determined that it was analogous to a performance obligation we have to provide know-how to Allergan. Per the Allergan Agreement, our know-how obligations are expected to cease no later than September 30, 2012. Accordingly, we will recognize all payments received from Madaus through September 30, 2012 using the CAPM and will reflect the recognition of such payments as contract and license fee revenue over the approximately 6-year performance period. All payments received after the approximately 6-year performance period will be recognized as revenue when earned. In addition, we have evaluated payments to be made by us to Madaus under the Madaus Agreements in accordance with the provisions of EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, and have determined that we are receiving a separable benefit for each payment and each benefit has objective evidence of fair value.

Redux-Related Liabilities

At June 30, 2008, we have an accrued liability of approximately $500,000 for Redux-related expenses, including legal expenses. The amounts we ultimately pay could differ significantly from the amount currently accrued at June 30, 2008. To the extent the amounts paid differ from the amounts accrued, we will record a charge or credit to the statement of operations.

Insurance Claim Receivable

As of June 30, 2008, we had an outstanding insurance claim of approximately $3,300,000, consisting of payments made by us to the group of law firms defending us in the Redux-related product liability litigation, for services rendered by such law firms through May 30, 2001. The full amount of our current outstanding insurance claim is made pursuant to our product liability policy issued to us by Reliance Insurance Company (“Reliance”). During March 2008, we received a partial payment of $400,000 from Reliance pertaining to this claim. Based upon discussions with our attorneys and other consultants regarding the amount and timing of potential collection of our claim on Reliance, we previously recorded a reserve against our outstanding and estimated claim receivable from Reliance to reduce the balance to the estimated net realizable value of $858,000 reflecting our best estimate given the available facts and circumstances. We believe our reserve of approximately $2,400,000 against the insurance claim on Reliance as of June 30, 2008 is a significant estimate reflecting management’s judgment. To the extent we do not collect the insurance claim receivable of $858,000 we would be required to record additional charges. Alternatively, if we collect amounts in excess of the current receivable balance, we would record a credit for the additional funds received in the statement of operations.

Cash, Cash Equivalents and Marketable Securities

We invest available cash primarily in short-term bank deposits, money market funds, repurchase agreements, domestic and foreign commercial paper and government securities. Cash and cash equivalents include investments with maturities of three months or less at date of purchase. Marketable securities consist of investments purchased with maturities greater than three months and are classified as noncurrent if they mature one year or more beyond the balance sheet date and are not considered available to fund current operations. Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income or loss until realized. The fair value of these securities is based on quoted market prices. At June 30, 2008 and September 30, 2007, we had no marketable securities.

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

Accounting for Stock-Based Compensation

We have several stock-based employee compensation plans. On October 1, 2005, we adopted SFAS 123R, Accounting for Stock-Based Compensation (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We are required to make significant estimates related to SFAS 123R. Our expected stock-price volatility assumption is based on both current implied volatility and historical volatilities of the underlying stock which are obtained from public data sources. For stock option grants issued to non-executives during the three months ended June 30, 2008 and 2007, we used a weighted-average expected stock-price volatility of 49.0% and 51.9%, respectively. For stock option grants issued to non-executives during the nine months ended June 30, 2008 and 2007, we used a weighted-average expected stock-price volatility of 49.0% and 53.8%, respectively. We did not issue any stock option grants to executives during the three months ended June 30, 2008 and 2007. In addition, we did not issue any stock option grants to executives during the nine months ended June 30, 2008. For stock option grants issued to executives during the nine months ended June 30, 2007, the Company used a weighted average expected stock-price volatility of 62.8%. A higher volatility input to the Black-Scholes model increases the resulting compensation expense. We also determined the weighted-average option life assumption based on the exercise patterns that different employee groups exhibited historically, adjusted for specific factors that may influence future exercise patterns. For stock option grants made during the three months ended June 30, 2008 and 2007, we used a weighted-average expected option life assumption of 6.0 and 6.57 years, respectively, for non-executives. For stock option grants made during the nine months ended June 30, 2008 and 2007, we used a weighted-average expected option life assumption of 6.25 and 6.53 years, respectively, for non-executives. For stock option grants made during the nine months ended June 30, 2007, we used a weighted-average expected option life assumption of 8.0 years for executives.

During the three months ended June 30, 2008, the Board of Directors approved modifications to extend the term of certain outstanding fully vested options and we recorded $560,000 of noncash compensation expense related to these modifications. Pursuant to FAS123R, we are required to record a charge for the change in fair value measured immediately prior and subsequent to the modification of stock options.

We have also granted restricted stock units and performance stock awards. The value of these awards is being expensed over the respective vesting period. For the three months ended June 30, 2008 and 2007, we recognized $348,000 and $245,000, respectively, in stock-based compensation. For the nine months ended June 30, 2008 and 2007, we recognized $1,000,000 and $725,000, respectively, in stock-based compensation.

Inclusive of the above stock-based compensation, during the three months ended June 30, 2008 and 2007, we recognized $2,040,000 and $3,267,000, respectively, in total stock-based compensation. During the nine months ended June 30, 2008 and 2007, we recognized $5,316,000 and $5,913,000, respectively, in total stock-based compensation.

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

Results of Operations

Our net loss for the three month period ended June 30, 2008 was $(18,964,000), or $(0.25) per share, basic and diluted, a decrease of $53,371,000 from the $(72,335,000), or $(1.02) per share, basic and diluted, reported for the three month period ended June 30, 2007. Our net loss for the nine month period ended June 30, 2008 was $(51,573,000), or $(0.67) per share, basic and diluted, a decrease of $43,500,000 from the $(95,073,000), or $(1.56) per share, basic and diluted, reported for the nine month period ended June 30, 2007. The decreased net loss in the three and nine month periods ended June 30, 2008 is primarily the result of a $50,000,000 non-recurring expense for acquired in-process research and development (“IPR&D”)

reflected in the three and nine month periods ended June 30, 2007 as a result of our acquisition of Valera in April 2007. In addition, we experienced lower research and development costs as a result of the conclusion of clinical studies related to SANCTURA, NEBIDO and pagoclone, partially offset by increased sales and pre-marketing expense related to NEBIDO and products obtained through our acquisition of Valera, as well as $3,500,000 of restructuring charges in the three and nine month periods ended June 30, 2008.

Total revenues for the three month period ended June 30, 2008 were $20,419,000, an increase of $8,194,000, or 67%, from the $12,225,000 reported for the three month period ended June 30, 2007. Total revenues for the nine month period ended June 30, 2008 were $54,461,000, an increase of $17,861,000, or 49% from the $36,600,000 reported for the nine month period ended June 30, 2007.

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

Product revenue for the three month period ended June 30, 2008 was $8,221,000, an increase of $1,815,000, or 28%, from the $6,406,000 reported for the three month period ended June 30, 2008. Product revenue for the nine month period ended June 30, 2008 was $22,727,000, an increase of $7,609,000, or 50%, from the $15,118,000 reported for the nine month period ended June 30, 2008. Included in product revenue for the three and nine month periods ended June 30, 2008 is $4,361,000 and $11,520,000, respectively of revenue resulting from the net sales of VANTAS, and $3,498,000 and $8,746,000, respectively, of revenue resulting from the sales of SUPPRELIN LA. This compares to the $2,910,000 of only VANTAS product revenue recorded during the three and nine month periods ended June 30, 2007.

Contract and license fee revenues for the three month period ended June 30, 2008 were $12,198,000, an increase of $6,379,000, or 110%, from the $5,819,000 reported for the three month period ended June 30, 2007. Contract and license fee revenues for the nine month period ended June 30, 2008 were $31,734,000, an increase of $10,252,000, or 48%, from the $21,482,000 reported for the nine month period ended June 30, 2007. The increase in contract and license fee revenue is primarily related to the Esprit and Allergan Agreements including the receipt of a $25,000,000 payment from Allergan in October 2007 which, along with the previously deferred revenue, is now being recognized over a five year CAPM period which replaces the previous twelve year CAPM period applied through October 16, 2007. In addition, product and royalty payments resulting from the Allergan collaboration are accounted for under the CAPM commencing as of the October 16, 2007 effective date of the amended collaboration. Such revenues had previously been reflected as product revenues when the product was shipped and when the royalties were due and payable from Esprit. For the three and nine month periods ended June 30, 2008, we recognized $11,019,000 and $29,930,000 of contract and license fee revenue related to the Allergan Agreement. As of June 30, 2008, we have approximately $174,976,000 of deferred revenue related to the Allergan Agreement which is expected to be recognized under the CAPM through September 30, 2012. We also recognized $135,000 of contract and license fee revenue for the three and nine month periods ended June 30, 2008, related to the Allergan license to manufacture SANCTURA XR in Canada. As of June 30, 2008, we have approximately $6,865,000 of deferred revenue related to this license.

Cost of revenue for the three month period ended June 30, 2008 was $7,837,000, an increase of $4,354,000, or 125%, from the $3,483,000 reported for the three month period ended June 30, 2007. Cost of revenue for the nine month period ended June 30, 2008 was $20,104,000, an increase of $11,071,000, or 123%, from the $9,033,000 reported for the nine month period ended June 30, 2007. Costs associated with sales of SANCTURA and SANCTURA XR increased $2,754,000 and $5,094,000 for the three and nine month periods ended June 30, 2008, respectively, and are consistent with the increased SANCTURA contract and license fee revenue. In addition, costs of goods sold related to higher sales of VANTAS increased $1,136,000 and $6,536,000 for the three and nine month periods ended June 30, 2008, respectively.

Research and development expense for the three month period ended June 30, 2008 was $5,222,000, a decrease of $5,081,000, or (49%), from the $10,303,000 reported for the three month period ended June 30, 2007. Research and development expense for the nine month period ended June 30, 2008 was $17,867,000, a decrease of $11,627,000 or (39%) from the $29,494,000 reported for the nine month period ended June 30, 2007. External product development costs related primarily to SANCTURA XR and Trospium Air decreased approximately $750,000 and $526,000, respectively, in the three month period ended June 30, 2008 and $8,164,000 and $1,361,000, respectively, in the nine month period ended June 30, 2008 because SANCTURA XR was approved in August 2007. External product development costs, including investigator fees and laboratory services, for NEBIDO decreased approximately $1,736,000 in the three month period ended June 30, 2008 and

$3,206,000 in the nine month period ended June 30, 2008 due to the wind-down of clinical studies. External product development costs related to pagoclone decreased approximately $854,000 in the three month period ended June 30, 2008 and $1,251,000 in the nine month period ended June 30, 2008 due to the conclusion of clinical studies. External product development costs related to PRO 2000 decreased approximately $646,000 in the three month period ended June 30, 2008 and $1,490,000 in the nine month period ended June 30, 2008 due to decreased manufacturing, packaging and labeling costs as ongoing studies are concluding. Partially offsetting these decreased external development costs during the nine months ended June 30, 2008 were increased external product development costs of $3,044,000 incurred for products obtained through our purchase of Valera, including $2,468,000 for VALSTAR, octreotide and stent.

Marketing, general and administrative expense for the three month period ended June 30, 2008 was $20,657,000, an increase of $902,000, or 5%, from the $19,755,000 reported for the three month period ended June 30, 2007. Marketing, general and administrative expense for the nine month period ended June 30, 2008 was $59,699,000, an increase of $18,254,000, or 44%, from the $41,445,000 reported for the nine month period ended June 30, 2007.

Marketing expense for the three month period ended June 30, 2008 was $13,978,000, an increase of $2,939,000, or 27%, from the $11,039,000 reported for the three month period ended June 30, 2007. Marketing expense for the nine month period ended June 30, 2008 was $38,427,000, an increase of $14,550,000, or 61%, from the $23,877,000 reported for the nine month period ended June 30, 2007. This increase is primarily the result of pre-marketing costs related to NEBIDO, which increased approximately $2,402,000 and $4,156,000, respectively, in the three and nine month period ended June 30, 2008, and sales force and other marketing costs, which increased approximately $1,419,000 and $7,268,000 in the three and nine month period ended June 30, 2008, primarily related to the absorption of sales and marketing expenses upon the Valera acquisition. In addition, advertising and marketing expenses for VANTAS and VALSTAR increased approximately $286,000 and $2,640,000 in the three and nine month period ended June 30, 2008, respectively.

General and administrative expense for the three month period ended June 30, 2008 was $6,679,000, a decrease of $2,037,000, or (23%), from the $8,716,000 reported for the three month period ended June 30, 2007. General and administrative expense for the nine month period ended June 30, 2008 was $21,272,000, an increase of $3,704,000, or 21%, from the $17,568,000 reported for the nine month period ended June 30, 2007. Included in the general and administrative expense for the three month period ended June 30, 2008 is decreased stock compensation expense of $847,000 and a decrease of $1,100,000 due to the 2007 one-time charge related to the disposition of our investment in Spepharm Holding B.V., a company specializing in urology products in the European Union. Included in the general and administrative expense for the nine month period ended June 30, 2008 is increased Valera-related employee compensation and benefit expense of approximately $1,430,000 due to the acquisition in April 2007, as well as increased Valera-related facilities expense of approximately $340,000. In addition, legal and professional services fees increased by approximately $1,570,000, as well as executive recruiting fees of approximately $302,000.

In connection with our acquisition of Valera, we allocated $50,000,000 of the purchase price to IPR&D. This IPR&D was expensed at the date of acquisition because the products to which it related had not received regulatory approval and future value was not determinable. Also related to the acquisition of Valera, we acquired certain intangible assets, including VANTAS and the HYDRON Technology. We have recorded amortization expense of $497,000 and $1,490,000 during the three and nine month periods ended June 30, 2008, respectively, and $414,000 for the three and nine months ended June 30, 2007 related to these intangible assets. The annual amortization of these intangible assets is expected to be approximately $2,000,000. The estimated life of these intangible assets is fourteen to seventeen years. We also recorded amortization expense of approximately $140,000 related to the VANTAS license received upon termination of our manufacturing and supply agreement with Shire. The annual amortization of this intangible asset is expected to be approximately $500,000. The estimated life of this intangible asset is the remaining term of the license agreement, which is approximately 6.5 years.

As discussed in Note L, to the Consolidated Financial Statements, on June 30, 2008, we announced a restructuring of operations to more appropriately align our cost structure to revenue projections and development opportunities. As a result of this restructuring, we recorded a charge of approximately $3,500,000 related primarily to separation costs of approximately $2,300,000 and an impairment charge of approximately $1,200,000 associated with the disposal of capital assets. The separation costs of $2,300,000 are expected to be paid through June 2009.

Investment income for the three month period ended June 30, 2008 was $390,000, a decrease of $298,000, or (43%), from the $688,000 reported for the three month period ended June 30, 2007. Investment income for the nine month period ended June 30, 2008 was $2,159,000, a decrease of $432,000, or (17%), from the $2,591,000, reported for the nine month period ended June 30, 2007. The decrease in investment income in the three and nine month periods ended June 30, 2008 is the result of lower average interest rates and lower average funds available for investment.

Interest expense relates primarily to our $71,925,000 of 6.25% Convertible Senior Notes due July 2009 and $75,000 of 6.25% Convertible Senior Notes due July 2008 (the “Convertible Notes”). Interest expense of approximately $1,891,000 for the three months ended June 30, 2008 includes approximately $1,125,000 of interest to be paid, approximately $83,000 of amortization of original debt issuance costs, and approximately $548,000 from accretion of the discounted carrying value of the Convertible Notes due in 2009 to their face value. Interest expense of approximately $5,364,000 for the nine months ended June 30, 2008 includes approximately $3,375,000 of interest to be paid, approximately $247,000 of amortization of original debt issuance costs, and approximately $1,600,000 from accretion of the discounted carrying value of the Convertible Notes due in 2009 to their face value.

Liquidity and Capital Resources

Cash, Cash Equivalents and Marketable Securities

At June 30, 2008 we had consolidated cash and cash equivalents of $52,624,000 compared to consolidated cash and cash equivalents of $71,142,000 at September 30, 2007. This decrease of $18,518,000 is primarily the result of net cash used in operating activities of $17,237,000 (see “Analysis of Cash Flows”).

We are continuing to invest substantial amounts in the ongoing development of our product candidates and sales activities related to our marketed products SANCTURA and SANCTURA XR, SUPPRELIN LA and VANTAS. If approved by the FDA, we expect to invest in launch and marketing activities related to VALSTAR. We are continuing to invest in the development of NEBIDO. We believe our current and expected cash resources are sufficient to fund our operations through approximately June 2009. We will need to obtain additional funding through public or private equity or debt financings, collaborative or other arrangements with third parties or through other sources of financing. There can be no assurance that such funds will be available to us. The failure to raise such funds would result in the need to significantly curtail our operating activities and delay development efforts, which would have a material adverse effect on us.

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

Total research and development expenses incurred by us through June 30, 2008 on our core development products for which an NDA has not been filed, including up-front and milestone payments and allocation of corporate general and administrative expenses, were approximately as follows: $24,984,000 for PRO 2000 and $4,776,000 for the octreotide implant. We have not included compounds in development for which we do not expect to incur additional material research and development costs. Estimating costs and time to complete development of a compound is difficult due to the uncertainties of the development process and the requirements of the FDA which could necessitate additional and unexpected clinical trials or other development, testing and analysis. Results of any testing could result in a decision to alter or terminate development of a compound, in which case estimated future costs could change substantially. Certain compounds could benefit from subsidies, grants or government or agency-sponsored studies that could reduce our development costs. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing, funding or assumption by such corporate partner of development costs, the estimated development costs to be incurred by us could be substantially less than the estimates below. Additionally, research and development costs are extremely difficult to estimate for early-stage compounds due to the fact that there is generally less comprehensive data available for such compounds to determine the development activities that would be required prior to the filing of an NDA.

Given the above uncertainties, and other risks, variables and considerations related to each compound and regulatory uncertainties in general, we estimate remaining research and development costs, excluding allocation of corporate general and administrative expenses, from June 30, 2008 through the preparation of an NDA for our core development compounds as follows: approximately $14,000,000 for PRO 2000 and $12,000,000 for the octreotide implant. Actual costs to complete any of our products may differ significantly from the estimates. We cannot reasonably estimate the date of completion for any compound that is not at least in Phase III clinical development due to uncertainty of the number, size, and duration of the trials which may be required to complete development. When we acquired Valera on April 18, 2007, the following products were in development and unapproved: SUPPRELIN LA, the octreotide implant and the biodegradable ureteral stent. SUPPRELIN LA was approved in May 2007 and the other products are continuing under development. We are currently considering strategic partners for future development and commercialization of PRO 2000 and evaluating commercialization options for pagoclone in parallel with our ongoing development program and preliminary market development activities.

Analysis of Cash Flows

Net cash used in operating activities

For the nine months ended June 30, 2008, our primary source of funds was related to our agreements with Allergan and Esprit. On the effective date of the Allergan Agreement, we received an up-front fee of $25,000,000. Cash was expended primarily in the normal operations of our business by the various functions as represented in the statement of operations. Net cash used in operating activities in the nine month period ended June 30, 2008 of $17,237,000 consisted primarily of (i) the net loss of $51,573,000, (ii) an increase in accounts receivable of $3,585,000 due to the timing of receipt of customer payments, and (iii) an increase in inventories of $2,773,000 due to the purchase of trospium active pharmaceutical ingredient. This was partially offset by (i) a $31,316,000 increase in deferred revenue primarily due to payments from Allergan, net of amortization, and (ii) $12,404,000 of noncash charges for stock-based compensation, loss on disposal of property, plant and equipment, lease abandonment, inventory impairment, depreciation and amortization and note discount amortization.

For the nine months ended June 30, 2007, net cash used in operating activities of $37,743,000 consisted primarily of the net loss of $95,073,000, partially offset by a non-cash charge of $50,000,000 for acquired IPR&D. Also offsetting the uses of cash in operating activities was non-cash charges of $9,536,000, including stock-based compensation of $5,913,000, and an increase in accrued expenses and other liabilities of $3,310,000. The increase in accrued expenses and other liabilities was primarily due to an increase in general business activities, including activities related to our acquisition of Valera. Contributing to cash used in operating activities was a $2,239,000 increase in accounts receivable primarily due to our shipment of approximately $1,000,000 of SUPPRELIN LA and the timing of payments received from our SANCTURA marketing partner.

Net cash used in operating activities of $17,237,000 for the nine months ended June 30, 2008 decreased $20,506,000 from $37,743,000 for the nine months ended June 30, 2007. The change in deferred revenue between the nine months ended June 30, 2008 and the nine months ended June 30, 2007 resulted in an improvement in cash used in operations of $33,152,000 as there was an increase in deferred revenue from receipts from Allergan in the first three quarters of fiscal 2008. Pursuant to the Allergan Agreement, all payments received from Allergan, including upfront fees, sales force payments, product sales and royalties, are now accounted for as a single unit of accounting and are reflected as contract and license fee revenue in our income statement using the CAPM, which increased our deferred revenue balance approximately $51,218,000 over the nine months ended June 30, 2007. This was partially offset by a decrease in accrued expenses and other liabilities of $7,393,000, primarily related to a reduction in research and development costs associated with NEBIDO, pagoclone and SANCTURA XR.

Net cash (used in) provided by investing activities

For the nine months ended June 30, 2008, net cash used in investing activities of $(3,822,000) resulted from purchases of property, plant and equipment of approximately $2,822,000 and the initial payment of approximately $1,000,000 to Shire for termination of the manufacturing and supply agreement.

For the nine months ended June 30, 2007, net cash provided by investing activities of $8,609,000 was primarily comprised of (i) maturities and sales of marketable securities of $5,956,000 and (ii) cash acquired net of business acquisition costs of $3,130,000 which consisted of $7,584,000 of cash acquired in the Valera acquisition less $4,454,000 of expenditures related to the acquisition consisting primarily of investment banking, legal, accounting and other professional services and fees.

Net cash used in investing activities of $(3,822,000) for the nine months ended June 30, 2008 increased $12,431,000 from net cash provided by investing activities of $8,609,000 for the nine months ended June 30, 2007 due primarily to the prior year sale of marketable securities of $5,956,000 and the receipt of cash of $3,130,000 related to the acquisition of Valera during the third quarter of 2007.

Net cash provided by financing activities

For the nine months ended June 30, 2008, net cash provided by financing activities of $2,541,000 resulted from common stock issued from exercises of stock options and employee participation in our employee stock purchase plan. We cannot predict if or when stock options will be exercised in the future.

For the nine months ended June 30, 2007, net cash provided by financing activities of $1,042,000 was the result of common stock issued from employee exercises of stock options and employee participation in our employee stock purchase plan during the nine months ended June 30, 2007. We cannot predict if or when stock options will be exercised in the future.

Net cash provided by financing activities of $2,541,000 for the nine months ended June 30, 2008 increased $1,499,000 from $1,042,000 for the nine months ended June 30, 2007 due primarily to increased exercises of stock options and participation in our employee stock purchase plan.

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

On December 12, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, was issued. EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of our collaborations existing after January 1, 2009. We are evaluating the impact, if any, this Standard will have on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect our financial condition, results of operations or cash flows.

In April 2008, the FASB Staff Position (“FSP”) issued SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP SFAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (“GAAP”). FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and will be adopted by us in the first quarter of fiscal year 2009. We are currently evaluating the effect that the adoption of FSP SFAS 142-3 will have on our results of operation and financial position or cash flows, but does not expect it to have a material impact.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP ABP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by us in the first quarter of fiscal year 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our results of operations and financial condition.

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

Risk related to the Convertible Notes

The fair value of our Convertible Notes is sensitive to fluctuations in interest rates and the price of our Common Stock into which the Convertible Notes are convertible. A decrease in the price of our Common Stock could result in a decrease in the fair value of the Convertible Notes. For example on a very simplified basis, a decrease of 10% of the market value of our Common Stock could reduce the value of a $1,000 Note by approximately $106.26. An increase in market interest rates could result in a decrease in the fair value of the Convertible Notes. For example on a very simplified basis, an interest rate increase of 1% could reduce the value of a $1,000 Note by approximately $115.35. The two examples provided above are only hypothetical and actual changes in the value of the Convertible Notes due to fluctuations in the market value of our Common Stock or interest rates could vary substantially from these examples.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of June 30, 2008, of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

Subject to the qualifications set forth below, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the descriptions of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for our fiscal period ended December 31, 2007. The following factors should be reviewed carefully, in conjunction with the other information contained in this Report and our consolidated financial statements. These factors, among others, could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-Q and presented elsewhere by our management from time to time. See “Part I—Note Regarding Forward Looking Statements.”

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

In June 2008, the FDA required that we respond to certain clinical deficiencies related to NEBIDO. We are unable to predict when or if we will be able to adequately address the issues raised by the FDA and cannot predict when or if NEBIDO will be approved for marketing by the FDA. The FDA could require additional testing prior to FDA approval. In addition, if approved, the FDA may impose post-marketing or other regulatory requirements after approval, which could have an adverse affect on the commercialization of NEBIDO. Even if NEBIDO receives regulatory clearance, there can be no assurance that it will achieve or maintain market acceptance. If NEBIDO does not achieve market acceptance it will have a material adverse effect on our business and results of operations.

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

We believe that our existing cash resources will be sufficient to fund our planned operations through June 2009. Our cash requirements and cash resources will vary significantly depending upon the following principal factors:

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

At June 30, 2008, we had $72,000,000 of outstanding debt reflected on our balance sheet relating to the Convertible Senior Notes. There currently are $71,925,000 of Notes outstanding with a maturity date of July 15, 2009.

The noteholders may decide not to convert the Notes. If the price of our common stock at the time the Notes become due does not exceed $8.50 for a specified period, then we may not be able to redeem the Notes to cause a conversion, and then we may be obligated to repay the holders of the Notes in cash on the July 2009 due date.

We may incur additional indebtedness in the future and the Notes do not restrict our future issuance of indebtedness. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to the success of our development and commercialization of new pharmaceutical products, general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If we are not able to generate sufficient cash flow from operations or other sources in the future to service our debt, we may be required, among other things:

•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness, including Notes or any other notes that may be issued;

•	to sell selected assets; or

•	to reduce or delay planned expenditures on clinical trials, and development and commercialization activities.

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

•	SUPPRELIN LA competes against Abbott Laboratories Products’ Lupron Depot-PED;

•

VALSTAR, if approved and launched, is expected to be the only product approved by the FDA for the treatment of bacillus Calmette-Guerin (BCG)-refractory carcinoma in situ (CIS) of the urinary bladder; and

•

NEBIDO, if approved and launched, will compete against gels, such as AndroGel by Solvay and Testim by Auxilium, transdermal patch systems, such as AndroDerm by Watson, and multiple injectable products currently marketed in the U.S. which require more frequent injections than NEBIDO.

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

We are currently dependent on third parties to manufacture SANCTURA XR, Madaus GmbH (“Madaus”) to manufacture SANCTURA, and Bayer Schering Pharma AG, Germany (“BayerSchering”) to manufacture NEBIDO. In addition, we will be dependent on third parties for manufacturing of VALSTAR. We are also dependent on third parties in the supply chain, for the manufacture of trospium chloride, the active pharmaceutical ingredient in SANCTURA and SANCTURA XR, as well as for the packaging of SANCTURA and SANCTURA XR. If Madaus or any of these third parties were unable to achieve or maintain compliance with FDA requirements for manufacturers of drugs sold in the U.S., we would need to seek alternative sources of supply, which could create disruptions in the supply of

SANCTURA, SANCTURA XR or NEBIDO. In addition, we are reliant on third parties for manufacturing relating to our non-core product candidates, such as PRO 2000 and pagoclone. Reliance on third-party manufacturers for the manufacture of most of our products, entails risks to which we would not be subject if we manufactured these products ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the manufacturing agreement by the third party and the possibility of termination or non-renewal of the agreement by the third party, at a time that is costly or inconvenient for us.

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

We have out-licensed to third parties the development and commercialization efforts of many of our non-core products and product candidates such as aminocandin and IP 751. We are dependent on such third parties with respect to development and commercialization of such products and product candidates and we have limited or no influence over their efforts and activities. Reliance on third parties for such efforts entails risks, many of which we would not be subject if we developed these products ourselves, including reliance on the third party for regulatory compliance, the possibility of breach of the licensing agreement by the third party and the possibility of termination or non-renewal of the agreement by the third party, at a time that is costly or inconvenient for us. In addition, the occurrence of any such events or any other failure by these third parties to adequately develop or commercialize these products or product candidates could materially adversely affect our operations and financial condition.

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

We currently rely on single suppliers for some of our products and product candidates, including in particular histrelin, the active ingredient in VANTAS, SUPPRELIN LA and the octreotide implant. Any alternate sources of these raw materials and services may not be immediately available to us and may not meet specifications or requirements of us or the FDA. Consequently, if any of our suppliers are unable or unwilling to supply us with these raw materials in sufficient quantities with the correct specifications, or provide services on commercially acceptable terms, we may not be able to manufacture our products or our product candidates in a timely manner or at all, which could materially adversely affect our operations and financial condition.

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

We cannot be sure that reimbursement in the United States or elsewhere will be available for any pharmaceutical products we may develop or, if already available, in particular VANTAS, will not be decreased in the future. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our drug products. Any reduction in demand would adversely affect our business.

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

Regardless of clinical trial results, the FDA may not approve marketing of the product. The costs to obtain regulatory approvals are considerable and the failure to obtain, or delays in obtaining, regulatory approval could have a significant negative effect on our business performance and financial results. For example, in June 2008 the delays in obtaining regulatory approval of NEBIDO resulting from the FDA’s approvable letter relating to clinical deficiencies resulted in a material adverse impact on our stock price.

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

We have incurred substantial net losses over the past five fiscal years, including net losses of approximately $31,800,000, $68,200,000, $53,200,000, $50,600,000 and $103,800,000 for fiscal years 2003, 2004, 2005, 2006 and 2007, respectively. At June 30, 2008 we had an accumulated deficit of approximately $628,075,000.

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

Our board of directors has the authority, without further approval of our stockholders, to fix the rights and preferences, and to issue up to 5,000,000 shares of preferred stock. In addition, vesting of shares of our common stock subject to awards under our 2004 Equity Incentive Plan accelerates, and outstanding options under our stock option plans become immediately exercisable, upon certain changes in control of Indevus, except under certain conditions. In addition, Delaware corporate law imposes limitations on certain business combinations. These provisions could, under certain circumstances, delay or prevent a change in control of Indevus and, accordingly, could adversely affect the price of our common stock.

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

The market prices for our securities and for securities of emerging growth companies have historically been highly volatile. Future announcements concerning us or our competitors may have a significant impact on the market price of our securities. Factors which may affect the market price for our securities, among others, include:

•	market success of SANCTURA, SANCTURA XR, VANTAS and SUPPRELIN LA;

•	results of clinical studies and regulatory reviews;

•	marketing approval of NEBIDO;

•	marketing approval of VALSTAR;

•	sales by Valera’s former stockholders of significant amounts of Indevus common stock they received in the merger or upon conversion of any contingent stock rights;

•	partnerships, corporate collaborations and company acquisitions;

•	announcements by our corporate collaboration partners concerning our products, about which we generally have very limited control, if any, over the timing or content;

•	changes in the levels we spend to develop, acquire or license new compounds;

•	market conditions in the pharmaceutical and biotechnology industries;

•	competitive products;

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

The high and low sales prices of our common stock as reported by the NASDAQ Global Market were: $12.83 and $0.85 for fiscal 2002, $6.90 and $1.32 for fiscal 2003, $10.25 and $4.86 for fiscal 2004, $7.45 and $2.41 for fiscal 2005, $6.75 and $2.50 for fiscal 2006, $8.06 and $5.58 for fiscal 2007 and $8.22 and $1.19 for the nine month period ended June 30, 2008. Our common stock is subject to delisting if our stock price drops below the bid price of $1.00 per share. If we fail to meet any of the continued listing requirements for the NASDAQ Global Market, our common stock could be delisted from the NASDAQ Global Market, the effects of which could include limited release of a market price of our common stock, limited liquidity for stockholders and limited news coverage and could result in an adverse effect on the market for our common stock.

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

The price for our common stock could be negatively affected if we issue additional shares.

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

As of June 30, 2008, we had reserved the following shares of our common stock for issuance:

•

10,817,000 shares issuable in the aggregate upon conversion of the Convertible Senior Notes issued in July 2003, which are due in July 2008, (of which $75,000 remain outstanding) and the Convertible Senior Notes issued in August 2007, which are due in July 2009, (of which $71,925,000 remain outstanding);

•

14,538,843 shares issuable upon exercise of outstanding options, Performance Stock Awards and deferred stock units, certain of which may be subject to anti-dilution provisions which provide for the adjustment to the conversion price and number of shares for option holders if Indevus issues additional securities below certain prices;

•	2,317,359 shares reserved for grant and issuance under our stock option, stock purchase and equity incentive plans.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April 2008, the holder of our issued and outstanding 239,425 shares of Series B Convertible Preferred Stock and 5,000 shares of Series C Convertible Preferred Stock exercised its conversion rights and converted all shares of issued and outstanding preferred stock into 622,220 shares of our Common Stock. The issuance of the shares of common stock was made in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

(a)	Exhibits

3.1	Restated Certificate of Incorporation, as amended (1)

3.2	By-Laws Certificate of Amendment of Restated Certificate of Incorporation, as amended (2)

10.1	Executive Retirement Agreement by and between Indevus Pharmaceuticals, Inc. and Glenn L. Cooper, M.D. dated March 3, 2008. (*) (3)

10.2	Retention Agreement by and between Indevus Pharmaceuticals, Inc. and Noah D. Beerman dated April 11, 2008 (*) (4)

10.3	Retention Agreement by and between Indevus Pharmaceuticals, Inc. and Michael W. Rogers dated April 11, 2008 (*) (4)

10.4	Retention Agreement by and between Indevus Pharmaceuticals, Inc. and Bobby W. Sandage, Jr. dated April 11, 2008 (*) (4)

10.5	Amendment to Executive Retirement Agreement by and between Indevus Pharmaceuticals, Inc. and Glenn L. Cooper, M.D. dated June 11, 2008. (*) (5)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (6)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer (6)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer (6)

(*)	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2005 and Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2007.
(3)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on March 7, 2008.
(4)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on April 15, 2008.
(5)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on June 16, 2008.
(6)	Filed with this report.

INDEVUS PHARMACEUTICALS, INC.

Date: August 7, 2008	By:	/s/ Glenn L. Cooper
Glenn L. Cooper, M.D., Chairman and Chief Executive Officer (Principal Executive Officer)

INDEVUS PHARMACEUTICALS, INC.

Date: August 7, 2008	By:	/s/ Michael W. Rogers
Michael W. Rogers, Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEVUS PHARMACEUTICALS, INC.

Date: August 7, 2008	By:	/s/ Dale Ritter
Dale Ritter, Senior Vice President, Finance (Principal Accounting Officer)