Form 10-K/A
period 2008-09-30
INDEVUS PHARMACEUTICALS INC
filed 2009-01-26
CIK 854222

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

As of January 21, 2009, 78,323,044 shares of Common Stock, $.001 par value per share, of the registrant were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by the Registrant to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2008 filed by the Registrant on December 11, 2008 (the “Original 10-K”). The Registrant is hereby amending the Original 10-K for the purpose of providing the information required by Part III of the Original 10-K in its entirety (which includes an updated list of the Company’s executive officers that was initially included in Part I of the Original 10-K). The information required by Part III of Form 10-K is no longer being incorporated by reference from the Registrant’s Proxy Statement. Accordingly, reference to the Registrant’s Proxy Statement on the cover page in the Original 10-K has been deleted.

This Form 10-K/A does not reflect events occurring after the filing of the Original 10-K and, other than the amendments described above and the exhibits attached hereto, does not modify or update the disclosures in the Original 10-K in any way. Accordingly, this Amendment should be read in conjunction with our Original 10-K and our other filings made with the SEC subsequent to the filing of the Original 10-K.

Throughout this report, references to the “Company,” “we,” “our,” or “us” refer to Indevus Pharmaceuticals Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS OF INDEVUS PHARMACEUTICALS, INC.

Directors are elected by the stockholders at each annual meeting or, in the case of a vacancy, are appointed by the directors then in office, to serve until the next annual meeting or until their successors are elected and qualified. The Board of Directors has seven current members. Officers are appointed by and serve at the discretion of the Board. The current members of the Board and the function of each committee of the Board are described below:

NAME	AGE	POSITIONS AND TENURE
Glenn L. Cooper, M.D.	56	Chief Executive Officer and Director since May 1993 and Chairman since January 2000
Andrew Ferrara	69	Director since April 2006, Presiding Director since June 2008
James C. Gale	58	Director since April 2007
Michael E. Hanson	61	Director since December 2004
Stephen C. McCluski	56	Director since June 2003
Cheryl P. Morley	54	Director since June 2003, Presiding Director from December 2004 until June 2008
Malcolm Morville, Ph.D.	63	Director since February 1993

Glenn L. Cooper, M.D. (56) is the Chairman and Chief Executive Officer of Indevus. Dr. Cooper has been Chairman since January 2000, Chief Executive Officer since May 1993, and was President until 2006. Dr. Cooper joined Indevus in May 1993 as President, Chief Executive Officer and a member of the Board of Directors. In January 2000, Dr. Cooper was appointed Chairman of the Board of Directors. From September 1992 to June 1994, Dr. Cooper was also President and Chief Executive Officer of Progenitor, Inc. Prior to joining Progenitor, Dr. Cooper was Executive Vice President and Chief Operating Officer of Sphinx Pharmaceuticals Corporation from August 1990. Prior to Sphinx, Dr. Cooper had been associated with Eli Lilly since 1985, from June 1987 to July 1990 as Director, Clinical Research, Europe, of Lilly Research Center Limited; from October 1986 to May 1987 as International Medical Advisor, International Research Coordination of Lilly Research Laboratories; and from June 1985 to September 1986 as Medical Advisor, Regulatory Affairs, Chemotherapy Division at Lilly Research Laboratories. Dr. Cooper received an M.D. from Tufts University School of Medicine, performed his postdoctoral training in Internal Medicine and Infectious Diseases at the New England Deaconess Hospital and Massachusetts General Hospital and received a B.A. from Harvard College.

Andrew Ferrara (69) has been a Director of Indevus since April 2006 and Presiding Director since June 2008. In 1993, Mr. Ferrara founded Boston Healthcare Associates, a healthcare consulting company where he continues to serve as president. During the thirteen years since the inception of Boston Healthcare Associates, Mr. Ferrara has advised and been involved in the development of a variety of public and private companies. Prior to founding Boston Healthcare Associates, in 1984 Mr. Ferrara co-founded and served as executive vice president at Polygen Corporation, a computer software company focused on the chemical and pharmaceutical research industries. During Mr. Ferrara’s tenure at Polygen, he was responsible for business development, sales and product development and initiated a number of research and licensing agreements with academic institutions and major healthcare corporations in the U.S., Europe and Japan. Prior to co-founding Polygen, Mr. Ferrara spent the first twenty years of his career with Eli Lilly & Company where he held a number of positions in the U.S. and Europe in business areas including sales and sales management, marketing and public relations. During his last four years at Eli Lilly, he held the position of corporate director of new product planning and licensing. Following Eli Lilly and prior to Polygen, Mr. Ferrara served as group vice president of sales and marketing at Collaborative Research, Inc.

James C. Gale (58) has been a Director of Indevus since April 2007. Prior to Indevus’ acquisition of Valera Pharmaceuticals, Mr. Gale was the Chairman of the board of directors of Valera and served as a member of the Valera board since December 2001. Since 1998, Mr. Gale has been managing director of Signet Healthcare Partners, an affiliate of SMH Capital, Inc., or SMH. From 1998 to January 2008, Mr. Gale was managing director of SMH, an investment management and investment banking company. From 1992 to 1998, Mr. Gale was head of investment banking at Gruntal & Co., L.L.C., a brokerage and investment banking company. Prior to joining Gruntal, Mr. Gale originated and managed private equity investments for the Home Insurance Co., Gruntal’s parent, from 1989 to 1992. Mr. Gale also serves on the board of directors of Paladin Labs, Inc. Mr. Gale also serves on the board of directors of several other private companies.

Michael E. Hanson (61) has been a Director of Indevus since December 2004. Mr. Hanson is a founding partner of Barnard Life Sciences, a health care consulting company founded in 2001. From 2002 to 2006, Mr. Hanson was a member of the board of directors, compensation and audit committees of GlycoGenesis, an oncology-focused company. From 1998-2001, he was a member of the board of directors, compensation and audit committees of MGI Pharma, Inc. Between 1973 and 1997 he was employed in various positions by Eli Lilly and Co., including President of the Internal Medicine Business Unit: Oncology and Cardiovascular Products and a member of the Operations Committee from 1994-1997. Mr. Hanson also serves on the Board of Directors of Z-92 Pharma and Eleos, Inc. Mr. Hanson received his B.S. in Pharmacy from North Dakota State University in 1970 and his M.S. in Hospital Pharmacy Administration from the University of Minnesota in 1973. He also attended the Babson Consortium at Babson College in 1984 and the Advanced Management Program at Harvard Business School in 1989.

Stephen C. McCluski (56) has been a Director of Indevus since June 2003. Mr. McCluski was Senior Vice President and Chief Financial Officer of Bausch and Lomb Incorporated, a manufacturer of health care products for the eye, from 1995 through his retirement in 2007. During 1994, he was corporate controller of Bausch and Lomb and, in 1993, he was President of Outlook Eyewear, a wholly-owned subsidiary of Bausch and Lomb. Mr. McCluski also serves on the Board of Directors of Immunogen, Inc. and Standard Microsystems Corporation. Mr. McCluski received his B.S. in Accounting from Ithaca College in 1974.

Cheryl P. Morley (54) has been a Director of Indevus since June 2003 and was Presiding Director from December 2004 until June 2008. Ms. Morley has been Senior Vice President for Corporate Strategy at Monsanto Company since June 2003, and prior to that served as president of the Animal Agricultural Group at Monsanto Company since 1997. She previously led the marketing and business development efforts for Monsanto’s NutraSweet product and prior to that held a number of positions that involve strategic planning, commercial development and financial analysis at G.D. Searle and Nabisco Brands. Ms. Morley was formerly a Certified Public Accountant with Ernst & Young. She holds a B.S.B.A from the University of Arizona.

Malcolm Morville, Ph.D. (63) has been a Director of Indevus since February 1993. Dr. Morville has been President and Chief Executive Officer and a director of Ariston Pharmaceuticals, Inc., formerly VitaMed, Inc., a biotechnology company, since December 2003. Dr. Morville has also been a director of Phytera, Inc., a biotechnology company, since March 1993. From March 1993 until February 2004, Dr. Morville was President and Chief Executive Officer of Phytera, Inc. From June 1988 through January 1993, Dr. Morville held various positions with ImmuLogic Pharmaceutical Corporation, including Senior Vice President, Allergic Diseases Strategic Business Unit and Senior Vice President, Development and Preclinical Research. From 1970 to June 1988, Dr. Morville held various positions with Pfizer Central Research, including Director, Immunology and Infectious Diseases and Assistant Director, Metabolic Diseases and General Pharmacology. Dr. Morville received his Ph.D. and his B.Sc. in Biochemistry at the University of Manchester Institute of Science and Technology (U.K.).

BOARD COMMITTEES

Audit and Finance

The Audit and Finance Committee consists of Mr. McCluski, the Chairman of the Committee, Mr. Gale, Mr. Hanson and Ms. Morley. The Board of Directors has determined that Mr. McCluski, Ms. Morley and Mr. Gale are audit committee financial experts, as defined by the SEC’s rules, and that the members of the Audit and Finance Committee are “independent” as defined by the current listing standards of Nasdaq.

The Audit and Finance Committee assists the Board by overseeing the performance of the independent registered public accounting firm and the quality and integrity of our internal accounting, auditing and financial reporting practices. The Audit and Finance Committee’s other primary duties and responsibilities are to: (1) serve as an independent and objective party to monitor our financial reporting process and internal control system; (2) be directly responsible for the selection of our independent registered public accounting firm and their compensation; (3) review and appraise the audit efforts of our independent registered public accounting firm; and (4) provide an open avenue of communication among the independent registered public accounting firm, our financial and senior management and the Board of Directors. The Audit and Finance Committee also pre-approves all audit services and permitted non-audit services performed or proposed to be undertaken by the auditors and meets quarterly with representatives of management and our independent auditors to review financial statements prior to release of quarterly financial results. The Board has adopted a written charter for the Audit and Finance Committee which is included as an Exhibit to this Form 10-K/A and may be accessed and reviewed through our website: http://www.indevus.com.

Compensation

The Compensation Committee consists of Mr. Hanson, the Chairman of the Committee, Dr. Morville and Mr. Ferrara. The Board has determined that the members of the Compensation Committee are “independent” as defined by the current listing standards of Nasdaq.

The Compensation Committee reviews and determines the compensation of all our executive officers. The Compensation Committee’s other primary duties and responsibilities are to: (1) review general policy matters relating to compensation and benefits of our employees; (2) administer our stock option and other employee compensation plans; and (3) consult with management on matters concerning compensation and make recommendations to the Board of Directors on compensation matters where approval of the Board of Directors is required. The Board has adopted a written charter for the Compensation Committee which may be accessed and reviewed through our website: http://www.indevus.com.

Nominating and Governance

The Nominating and Governance Committee consists of Ms. Morley, the Chairperson of the Committee, Dr. Morville and Mr. Ferrara. The Board has determined that the members of the Nominating and Governance Committee are “independent” as defined by the current listing standards of Nasdaq.

The Nominating and Governance Committee develops and maintains criteria and procedures for the identification and recruitment of candidates for election to serve as our directors, recommends director nominees to the Board, and as appropriate, to our stockholders. The Nominating and Governance Committee’s other primary duties and responsibilities are to: (1) review and reassess the adequacy of our corporate governance guidelines and recommend any proposed changes to the Board for approval; (2) study and review with the Board the overall effectiveness of the Board and its committees and establish director orientation guidelines; (3) review and recommend to the Board from time to time the creation of new Board committees, the directors to be selected for membership on the Board committees, and the responsibilities, organization and membership of existing Board committees; (4) review and report to the Board on management succession planning; (5) oversee jointly with the Compensation Committee the annual Chief Executive Officer evaluation process and report the results of the evaluation to the Board and its Compensation Committee; and (6) review with management any proposed major organizational changes. The Board has adopted a written charter for the Nominating and Governance Committee which is included as Appendix D to our Definitive Proxy Statement filed with the SEC on January 28, 2005, and may be accessed and reviewed through our website: http://www.indevus.com.

The Nominating and Governance Committee and the Board will consider director candidates recommended by stockholders. The Nominating and Governance Committee and the Board do not have a written policy for how they will consider such recommendations due to the limited number of such recommendations to date, the need to evaluate such recommendations on a case-by-case basis, and the expectation that recommendations from stockholders would be considered generally in the same manner as recommendations by our directors or officers.

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

•	identify potential nominees who have such skills and experience;

•	determine whether the potential nominees are our stockholders;

•	develop a consensus of the directors with respect to which potential nominee would be best suited for the position;

•	investigate the potential nominee’s background and develop personal knowledge about the candidate; and

•	determine whether the candidate is interested.

A stockholder who wishes to make a recommendation for consideration by the Nominating and Governance Committee must submit a written recommendation to us at Indevus Pharmaceuticals, Inc., 33 Hayden Avenue, Lexington, Massachusetts 02421-7966, Telephone: (781) 861-8444, Attention: Nominating and Governance Committee. Each such written recommendation must state the name, age, business or residence address of the candidate, the principal occupation or employment of the candidate, the number of shares of our common stock and preferred stock owned either beneficially or of record by each such candidate, if any, and the length of time such shares have been so owned. Written recommendations received by September 30 will be considered for the next annual meeting of stockholders held thereafter, while recommendations received after such date will be considered for the annual meeting following the next annual meeting held thereafter unless the Board, in its sole discretion, decides otherwise.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During Fiscal 2008, the members of the Compensation Committee were: Mr. Hanson, its Chairman, Dr. Morville, Mr. Ferrara and David Sharrock (a former Director who retired from the Board in October 2007). In Fiscal 2008, none of the members of the Compensation Committee was an officer or employee of ours or any of our subsidiaries.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Set forth below is certain information concerning non-director employees who currently serve as executive officers.

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

Bobby W. Sandage, Jr., Ph.D. is our Executive Vice President, Research and Development and Chief Scientific Officer, a position he has held since December 1995. Dr. Sandage joined us in November 1991 as Vice President-Medical and Scientific Affairs and was appointed Vice President, Research and Development in February 1992 and, Senior Vice President, Research and Development in February 1994 and Executive Vice President, Research and Development and Chief Scientific Officer in December 1995. From February 1989 to November 1991, Dr. Sandage was Associate Director for the Cardiovascular Research and Development division of DuPont Merck Pharmaceutical Company. From May 1985 to February 1989 he was affiliated with the Medical Department of DuPont Critical Care, most recently as associate medical director, medical development and was associated with the Medical Department of Dow and Merrell Dow Pharmaceuticals from 1981 to 1983. From 1995 to 1998, Dr. Sandage served as a director for the privately held company, Aeolus Pharmaceuticals, which was a subsidiary of Incara Pharmaceuticals. He also served as a director and as a member of the audit committee of the public company, Genta Inc., from 1997 until 2000. Dr. Sandage was a member of the Scientific Advisory Board for Transcell Pharmaceuticals from 1993 to 1996. Dr. Sandage is an adjunct professor in the Department of Pharmacology at the Massachusetts College of Pharmacy, guest lecturer at School of Pharmacy and Pharmacal Sciences at Purdue University and has published over 50 scientific articles. From 1995 to 1998 he was a faculty member and lecturer for the Pharmaceutical Educational and Research Institute, Inc. regarding drug development. He has been an invited lecturer at national and international conferences on drug development. Dr. Sandage received a Ph.D. in Clinical Pharmacy from Purdue University and a B.S. in Pharmacy from the University of Arkansas.

CODE OF ETHICS

The Company has adopted its Code of Ethics and Conduct which is applicable to all of its directors, officers and employees. The Company has also adopted its “Code of Ethics—Senior Financial Officers including the Chief Executive Officer”, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Corporate Controller and other senior financial officers. Each of these codes of ethics may be accessed and reviewed through its website: http://www.indevus.com. If the Company makes any substantive amendments to the code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Corporate Controller and other senior financial officers or grant any waiver, including any implicit waiver, from a provision of such code to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer or Corporate Controller, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires our Executive Officers and directors and other persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares and other equity securities. Such Executive Officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Except for Peter Brawn, a stockholder who is not an insider or employee of ours and who may have beneficially owned greater than 10% during Fiscal 2008, based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our Executive Officers, directors and greater than 10% beneficial owners were complied with for Fiscal 2008.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

The goal of our executive compensation policy is to ensure that an appropriate relationship exists between executive compensation and the creation of stockholder value, while at the same time attracting, motivating and retaining qualified executive officers.

The objectives of our Executive Officer compensation programs are as follows:

•	To maintain a cohesive compensation philosophy with the flexibility to track and react to our competitive marketplace.

•	To align executive compensation with company objectives and financial performance to further our short- and long-term strategic goals.

•	To align executive short and long-term incentive compensation with increasing shareholder value.

•	To attract and retain highly qualified individuals in critical positions with the company by striving to be a highly—regarded employer with respect to total compensation and career opportunities.

During our fiscal year ended September 30, 2007 (“Fiscal 2007”), the Compensation Committee engaged in an extensive review and analysis of our overall executive compensation. As part of this analysis, which included input from our Chief Executive Officer, or CEO, Chief Financial Officer and independent consultants, the Compensation Committee:

•

assessed our overall executive compensation, both on an individual executive and company-wide basis, including a review of our employment agreements with our Executive Officers and an analysis of the value of stock options and other equity awards held by our executives;

•

considered the ongoing transition and growth of our business and operations, which accelerated upon our April 2007 acquisition of Valera Pharmaceuticals, Inc., from primarily development activities to a more integrated commercial enterprise with manufacturing and sales and marketing operations;

•

developed an appropriate peer group that reflected our expanded operations to serve as a benchmark for competitive compensation data and supplemented that data with survey data from the 2007 Radford Global Life Science Survey reflecting biotechnology companies with 150-499 employees, as compiled by Radford Surveys + Consulting, a business unit of Aon, or Radford, a nationally recognized executive compensation consulting firm;

•	evaluated and established the positioning of our Executive Officers on an overall and individual executive basis, and by compensation element, compared to the peer group data;

•

evaluated the desirability of amending or entering into new employment agreements after an analysis of competitive agreements and of the financial and tax implications of certain provisions and determined to enter into new employment agreements with each Executive Officer;

•

developed a compensation philosophy that continues to include competitive base salaries and a focus on performance-based short and long-term incentives that encourage achievement of corporate goals and individual objectives determined to be integral to our long-term success and increasing stockholder value;

•	determined to provide our Executive Officers a mix of compensation elements consisting of:

•	a competitive annual base salary,

•	short-term incentive compensation in the form of annual bonuses that are awarded if specified company and individual goals are achieved, and

•	long-term equity-based incentive compensation;

•	evaluated the weighting of compensation elements and evaluated the appropriate components of the mix, weighting, and value of long-term equity-based incentive compensation awards.

The Compensation Committee and Chief Executive Officer, or CEO, believe in taking a competitive position in executive pay and have consistently demonstrated that over the years by providing the CEO and other Named Executive Officers with a multiple element compensation program, including base salary, potential annual bonuses as well as long-term incentive awards. Each of our Named Executive Officers have historically received a competitive base salary plus the opportunity to participate in annual bonus plans with an increasingly substantial portion of their compensation based on performance-based incentives tied to the achievement of corporate goals.

We also believe that our existing compensation programs have been effective in meeting our goals of attracting, retaining and motivating key talent, which has helped validate the mix between short- and long-term compensation and the mix between at-risk and fixed compensation. We regularly reassess and review our programs for areas of potential improvement, and educate our Board members on executive compensation matters. In addition, we focus not just on what is paid, but on the process for decision-making to ensure it has appropriate input from independent advisors and Board members, with the appropriate checks in place to ensure integrity in the process.

We will use the term “Executive Officers” when referring to all of our executive officers, and we will use the term “Named Executive Officers” when referring to our existing Executive Officers named in the Summary Compensation Table below in this Compensation Discussion and Analysis. The discussion that follows generally reflects the review and analysis conducted by the Compensation Committee during Fiscal 2007 and 2008 and our current compensation practices and philosophy, although in some cases we refer to past practices.

Compensation Elements and Targeted Market Levels of Compensation

Our philosophy provides that Executive Officer compensation can be above or below the identified compensation target for each pay element depending on a number of factors including retention considerations, individual and company performance, relative value of the position within the company as compared to peer companies, and internal equity considerations.

We provide the following key elements of compensation:

•

Base salaries are targeted at the median of the market for comparable positions at comparable companies, but can exceed the median over time based on performance and experience. Base salaries can also be set below the median for employees new to the role and above the median for employees with extensive experience.

•

Annual performance bonuses are generally targeted to allow total cash compensation to be between the 50th and 75th percentile for comparable positions at comparable companies. Awarding of annual bonuses have historically been based upon the achievement of corporate performance goals that are set forth in annual bonus plans approved by the Compensation Committee and the full Board. In Fiscal 2008 the annual bonus for the CEO and for the other Named Executive Officers included a discretionary component based on an assessment of individual performance.

•

Long-term incentive awards are generally targeted at or above the median of the market to provide comparable compensation with similar positions at comparable companies if our stock price performs well. These awards have historically included stock options, restricted stock awards and performance based stock awards.

We allocate our compensation between short- and long-term compensation with significant emphasis on long-term incentives due to our stage of growth and desire to focus on long-term results. Fiscal 2008 compensation figures are indicative of this allocation and emphasis. For Fiscal 2008, the CEO’s total compensation was mainly comprised of approximately 54% base salary, 24% bonus (in the form of non-equity incentive plan compensation) and 19% long term compensation (in the form of restricted and performance stock awards). For Fiscal 2008, the other Named Executive Officers’ (except for Mr. Farb whose employment was terminated in July 2008) total compensation was mainly comprised, on average, of 64% base salary, 25% bonus (in the form of non-equity incentive plan compensation) and 10% long-term compensation (in the form of restricted and performance stock awards).

Fiscal 2007 compensation figures are not indicative of the desired allocation and emphasis due to a change in annual review procedures. In years prior to Fiscal 2007, salary and bonus reviews generally occurred at the end of our Fiscal year, while long-term equity-based incentive compensation awards were generally granted around the time of our annual meeting of stockholders when directors also received annual equity grants. During Fiscal 2006, the Compensation Committee determined to consolidate into a Fiscal year-end annual review the evaluation of executive compensation. This change resulted in an 18-month period between the annual review performed in March 2006 and the award to our executives of equity-based compensation as part of the Fiscal 2007 year-end review occurring in October 2007. As such, with the exception of Thomas Farb, our former President and Chief Operating Officer who joined the company in October 2006, we did not grant any long-term compensation to the Named Executive Officers in Fiscal 2007 and the annual compensation package of the Named Executive Officers for Fiscal 2007 was mainly comprised of base salary and bonus. For Fiscal 2007, the CEO’s total compensation was mainly comprised of approximately 64% base salary and 34% bonus (in the form of non-equity incentive plan compensation). The other Named Executive Officers’ total compensation was mainly comprised, on average (excluding the long-term compensation awards granted to Mr. Farb upon his hiring), of 66% base salary and 30% bonus (in the form of non-equity incentive plan compensation).

There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee reviews information from relevant peer companies, the value of equity-based compensation then held by our executives and such other information as it considers appropriate, to determine the appropriate level and mix of incentive compensation. The CEO’s and other Named Executive Officers’ salary, bonus and other compensation can be found in the Summary Compensation Table contained in this Compensation Discussion and Analysis.

Stock Ownership

While we do not have a pre-established policy that requires stock ownership by our directors and Executive Officers, we do encourage our directors and Executive Officers to own and retain our common stock. We encourage stock ownership to align the interests of our directors and Executive Officers with those of our stockholders by ensuring that our directors and Executive Officers have a significant financial stake in our success.

Compensation Benchmarking

As part of establishing the total compensation package for Executive Officers, the Compensation Committee reviews compensation packages for comparable positions at comparable companies and also takes into account the general economics of the marketplace as well as our financial position and performance. The Compensation Committee has also historically engaged an independent consulting firm to assist with assessing and establishing the compensation packages.

During Fiscal 2007, the Compensation Committee engaged Radford to assist with establishing Executive Officer compensation for Fiscal 2008. This assessment included review and recommendations pertaining to our compensation philosophy, the appropriate peer group and peer group comparisons, as well as salary, bonus, long- term and other compensation and incentives. The assessment also included a review of the employment contracts for the Named Executive Officers. As part of this assessment, Radford prepared and presented a report to the Compensation Committee summarizing the competitive data and comparisons of our CEO and Executive

Officers to the comparable competitive market data utilizing publicly available data from the comparable companies and broad survey data (reflecting companies of similar size in the pharmaceutical/biotech industry). The peer companies utilized in the report included Alkermes, Inc., Arena Pharmaceuticals, Inc., Auxilium Pharmaceuticals, Inc., BioMarin Pharmaceutical Inc., Cubist Pharmaceuticals, Inc., CV Therapeutics, Inc., Durect Corp., Enzon Pharmaceuticals, Inc., InterMune, Inc., Lifecell Corp., Ligand Pharmaceuticals, Inc., Nektar Therapeutics, Neurocrine Biosciences, Inc., Noven Pharmaceuticals, Inc., Pharmion Corp., Salix Pharmaceuticals LTD, Santarus, Inc., Sciele Pharmaceuticals, Inc., Tanox, Inc., The Medicines Company, United Therapeutics Corp. and Vertex Pharmaceuticals, Inc.

The report revealed the following with respect to Fiscal 2007 compensation, as compared to the benchmarking and other data prepared and reviewed at the end of Fiscal 2007:

(i) the CEO’s base salary was slightly below the 50th percentile, his combined base salary and actual bonus was slightly below the 50th percentile, and his long-term incentive compensation approximated the 50th percentile.

(ii) the other Named Executive Officers (excluding the CEO) were paid base salaries at approximately the 75th percentile (except our Chief Scientific Officer who was slightly below the 50 th percentile, and the Chief Business Officer who was slightly above the 50th percentile), their combined base salaries and actual bonuses were between the 50th and 75th percentiles (except our Chief Scientific Officer and Chief Business Officer who were slightly below the 50th percentile) and long-term incentive compensation was between the 50th and 75 th percentiles.

Similar to the process conducted in establishing executive compensation for Fiscal 2008, as part of establishing the total compensation package for Executive Officers in future periods, the Compensation Committee expects to review compensation packages for comparable positions at comparable companies and take into account the general economics of the marketplace as well as our financial position and performance. The Compensation Committee may also continue to engage an independent consulting firm to assist with assessing and establishing the compensation packages. Such independent consulting firm would typically recommend a list of comparable companies for Executive Officer compensation comparisons primarily based on industry, financial profile and stage of development. Once the peer companies are selected, we will compare our compensation to our peer companies on the basis of those as well as other relevant factors. Any such comparable companies, including those used for Fiscal 2008 compensation as set forth above, will be reviewed periodically and may change depending on changes in the marketplace, acquisitions, divestitures and business focus of ours or comparable companies.

Compensation Elements and Process

Annual Base Salary

Base salaries are included as part of our compensation package to provide a competitive compensation package consistent with comparable company and industry practices. We target starting base salaries at about the median of the marketplace for the following reasons:

•

We have a compensation philosophy which historically provided an opportunity for significant additional incentive pay in the form of bonuses based upon achievement of common corporate goals. In Fiscal 2008 the annual bonus pool for the CEO and other Named Executive Officers included a discretionary component based on individual performance.

•	Median targeted base salaries in conjunction with median target bonus opportunities ensure that we are competitive in paying for the value of the position, yet still allow us to emphasize performance.

In certain circumstances, starting base salaries higher than the median are offered for positions that require more complex work, have critical value to us, are in high demand in the marketplace and have fewer qualified candidates, or in situations where candidates enter the position with extraordinary relevant experience. Higher base salaries may also be paid over time to reflect superior individual performance.

Base salaries are considered for increases annually. Base salary recommendations, if any, are initially provided by the CEO to the Compensation Committee at or prior to the beginning of a fiscal year. The Compensation Committee then conducts a review and makes its base salary recommendations for the CEO and other Executive Officers to the Board of Directors. Salary increases are determined taking into account a variety of factors, including:

•	Our compensation philosophy and objectives.

•	The CEO’s and other Named Executive Officers’ individual performance generally.

•

The CEO’s total cash compensation as compared to the second highest paid Executive Officer and our lowest paid employee to determine whether the CEO’s relative cash compensation is fair and reasonable in the context of internal equity.

•	Retention considerations.

•	The CEO and Executive Officer’s potential future contributions to our success.

•	Competitive analyses prepared by Radford on CEO and executive officer compensation at comparable companies.

Annual Performance Bonus Awards

As part of our compensation philosophy, we provide for an annual cash performance bonus under our written CEO Bonus Plan and EVP’s Bonus Plan, each of which is adopted and filed with the SEC on an annual basis for each fiscal year. We target annual cash bonuses that allow total cash compensation to exceed the median of the marketplace depending upon company performance and, more recently, individual performance for the following reasons:

•	To encourage specific short-term senior Executive Officer behaviors that create and protect shareholder value.

•	To focus senior Executive Officers on important short-term business objectives that are expected to have a positive long-term impact on our success.

•	To provide competitive cash compensation packages if goals are met or exceeded.

The cash bonus program is designed to reward the accomplishment of specific goals during the year. Each senior Executive Officer has a target total bonus as a percentage of base salary as follows:

Executive Level	2008 Target Percentage (as a percent of base salary)
CEO	65%
Executive Vice Presidents	50%

The target bonus percentages are designed to provide similar bonus opportunities to our senior Executive Officers as the target bonus opportunity for executives at comparable companies. The annual performance bonus goals change year-to-year, but generally are focused on company performance with a more recent individual discretionary component. The annual performance bonus program has and continues to be a cash based program; however, commencing with the bonus plans for our fiscal year ended September 30, 2009 (“Fiscal 2009”) discussed below, the executives will have the option under certain limited circumstances of electing to receive common stock in lieu of cash.

Company goals are proposed by the CEO and the Compensation Committee and subsequently reviewed, modified if necessary, and approved by the Compensation Committee and the full Board. The CEO discusses the performance of the Company with other directors on a regular basis throughout the Fiscal year. The CEO meets with the Compensation Committee prior to the end of the Fiscal year and again following the Fiscal year end to discuss which company goals were met. The Compensation Committee makes the final determination as to which company goals were met and the resulting bonus level that was achieved.

With respect to the CEO bonus, the evaluation by the Compensation Committee is based in part on a review conducted by the Nominating and Governance Committee (the “N&G Committee”). The review of the N&G Committee includes a review of the discretionary component of the CEO’s bonus. The N&G Committee provides the initial review of the CEO’s performance and such review includes a self-assessment provided by the CEO and qualitative input on the CEO’s performance solicited from all directors. The N&G Committee reports the results of its initial review of the CEO to the Compensation Committee. The Compensation Committee then considers this input and input from external sources for use in connection with the CEO’s performance evaluation. The Compensation Committee then makes a recommendation to the independent directors for the discretionary portion of the CEO’s bonus.

For the other Named Executive Officers, the CEO quantitatively evaluates the other Named Executive Officers performance against the company goals set forth in the applicable senior executive bonus plan and recommends the bonuses and allocations for the fiscal year to the Compensation Committee. The Compensation Committee then reviews and makes a recommendation to the full Board regarding the annual performance bonus amounts for the Named Executive Officers. The discretionary component of the other senior Executive Officers’ bonus is based upon a subjective assessment of each officer by the CEO, with the amount of the discretionary bonus to be approved by the Compensation Committee.

In establishing the bonus plans for Fiscal 2008, the Compensation Committee determined to raise the percentage of base salary available under the bonus pool, or total target bonus, for the CEO for Fiscal 2008 to sixty-five percent (65%) from sixty percent (60%) in Fiscal 2007 and also determined to include a discretionary portion of the bonus for the Executive Officers to comprise up to thirty percent (30%) of the total target bonus. The following table summarizes the weighting of goals between company and individual goals for the CEO and other senior Executive Officers for Fiscal 2008:

Executive Level	Portion of 2008 Total Bonus Tied to Company Performance	Portion of 2008 Total Bonus Tied to Individual Performance
CEO	70%	30%
Other Senior Executive Officers	70%	30%

The weighting of goals is agreed upon by the Compensation Committee and specified in the bonus plan. Company goals are selected and designed to promote the creation and protection of value for stockholders and to motivate high performance at the company level. Individual goals are selected and designed to focus Executive Officers on individual behaviors that support our overall performance and success.

For Fiscal 2008, the company performance goals under the bonus plans reflected the transition of our operations to greater emphasis on marketed products and consisted of the following:

•	Achievement of certain sales levels pertaining to VANTAS® and SUPPRELIN® LA;

•	Obtaining FDA approval of NEBIDO® and initiation of the Phase III trial of the octreotide implant;

•	In-licensing and acquiring new products;

•	Out-licensing of ALKS 27, VANTAS for Europe and one non-core product; and

•	Maintaining certain levels of cash.

We achieved 67.5% of the company goals in Fiscal 2008, 85% of our company goals in Fiscal 2007 and 50% of our company goals in Fiscal 2006.

In September 2008, the Compensation Committee established the bonus plans for Fiscal 2009. For Fiscal 2009, the company performance goals under the bonus plans consist of the following:

•	Achievement of certain sales levels pertaining to VANTAS®, SUPPRELIN® LA and VALSTAR™;

•	Obtaining FDA approval of NEBIDO®;

•	Completion of enrollment and certain treatment periods with respect to a Phase III trial of the octreotide implant;

•	In-licensing and acquiring new products;

•	Out-licensing of the octreotide implant and one non-core product outside of the United States; and

•	Maintaining certain levels of cash.

The company and individual goals are set with a reasonable level of difficulty that requires that we and the Executive Officers perform at a high level in order to meet the goals and the likelihood of attaining these goals is not assured.

The statements above are provided herein in the limited context of the annual performance bonus plans. These statements should not be interpreted as statements of our expectations or any other guidance and should not be relied upon by investors or analysts in establishing future performance metrics. We specifically caution investors not to apply these statements to other contexts.

Long-Term Incentive Compensation

Commencing in Fiscal 2006, the Compensation Committee has expressed a philosophy regarding long-term incentive compensation whereby a combination of restricted shares and performance shares be awarded to our Executive Officers. Historically, the Compensation Committee mainly used stock options as the form of long-term incentive compensation. We will continue to review our current approach to long-term incentives taking into account the financial statement impact of different long-term incentive instruments, tax considerations, the amount of unexercised options outstanding, executive retention, market competitiveness and our overall compensation strategy and philosophy.

Executive Officers are eligible to receive equity awards under our equity plans to tie a significant portion of the Executive Officers’ compensation directly to our performance. Long-term incentive compensation also allows our Executive Officers to share in total shareholder return.

Long-term incentive compensation serves the following objectives:

•	To focus Executive Officers on multi-year results.

•	To provide Executive Officers a financial interest in the value of our common stock and focus them on long-term objectives.

•	To align Executive Officer interests with stockholder interests and to create motivation to increase stockholder value.

•	To provide Executive Officers with a compensation package that is competitive with comparable companies.

•

To retain Executive Officers over the long-term through the use of vesting (typically, awards vest in installments over three or four-year periods for options and restricted stock while performance awards vest entirely after a three-year period if the relevant performance targets are achieved).

The number of awards granted to the Executive Officers is based on various subjective factors including corporate performance, responsibilities of the individual officers, their expected future contributions and the amount, vesting, expiration and price of prior grants. All grants are made at a level intended to be competitive within a group of comparable companies.

Other Benefits and Perquisites

We generally provide our Executives Officers with the same benefits as all of our employees, including payments for long-term disability, short-term disability, health and dental insurance coverages and 401K contributions. In addition, pursuant to their employment agreement, we also provide each Named Executive Officer with a $1,000,000 life insurance policy payable to the beneficiary of their choice. We do not provide any other perquisites to our Executive Officers.

Employment and Other Agreements with Named Executive Officers

We have entered into employment agreements with all of our Named Executive Officers, forms of which can be viewed in our SEC filings. The primary objectives of providing Named Executive Officers with these employment agreements are to provide competitive executive security arrangements, to assist us in attracting and retaining top executive talent, and to balance the need for a Named Executive Officer’s personal financial security with the need to act in the best interest of our stockholders in a situation involving a potential change of control of the company. In Fiscal 2007, the Compensation Committee conducted an extensive review of competitive data provided by Radford, as well as potential costs to us of the employment agreements under various potential termination scenarios. Based on this review and the analysis of the Compensation Committee, the CEO and other Named Executive Officers executed Amended and Restated Employment Agreements with us effective as of October 1, 2007 which contained this limitation as well as certain other changes including increasing the term of the agreements from one year to three years for the CEO and the other Named Executive Officers. In December 2009, the termination and severance provisions of these employment agreements were all amended in an effort to comply with §409A of the Internal Revenue Code of 1986.

During Fiscal 2008, we entered into an executive retirement agreement and related amendment thereto with Glenn L. Cooper, M.D., our Chief Executive Officer and Chairman of our Board of Directors (as amended, the “Retirement Agreement”), copies of which can be viewed in our SEC filings. Pursuant to the Retirement Agreement, Dr. Cooper agreed to serve as our Chief Executive Officer and Chairman until a future date to be mutually agreed upon between us and Dr. Cooper. At such agreed upon time, he will retire as Chief Executive Officer and Chairman and become an advisor to us for twelve (12) months thereafter.

In connection with the planned retirement of Dr. Cooper, in Fiscal 2008 we also entered into retention agreements with (i) Noah D. Beerman, our Chief Business Officer, (ii) Michael W. Rogers, our Chief Financial Officer and (iii) Bobby W. Sandage, Jr., our Chief Scientific Officer (the “Retention Agreements”). The Retention Agreements are designed to ensure continuity in our business operations during the transition period with respect to a replacement Chief Executive Officer. Pursuant to the Retention Agreements, each of the executives has agreed to continue to serve as an executive officer and employee of ours under their respective employment agreements until at least September 30, 2009.

Further detail on the terms of the employment and other agreements and the value of the employment agreements under various termination scenarios can be found in the section below entitled “Termination of Employment and Change-in-Control Agreements”.

Role of Our Management in the Compensation Determination Process

While the CEO does make initial salary recommendations, our Executive Officers play a limited role in the determination of salary. The Executive Officers coordinate with Radford and other compensation consultants we may engage from time to time. They also provide input regarding the goals in the Senior Executive Bonus Plan. During Fiscal 2008, the CEO received input from the Named Executive Officers regarding the performance goals in the Senior Executive Bonus Plan. The process was, as follows:

•	The CEO presents senior Executive Officer performance to the Compensation Committee and makes recommendations relating to senior Executive Officer compensation.

•	The CEO along with input from the Named Executive Officers develops proposed company goals for review by the Compensation Committee and approval by the Board.

Role of the Compensation Consultant

For Fiscal 2008, the Compensation Committee retained Radford as its compensation consultant. Radford served as an independent advisor to the Compensation Committee on topics primarily related to Board and executive compensation. Radford was selected in 2005 by the Compensation Committee, reported to the Compensation Committee, took direction from the Compensation Committee, and did not provide any services to us other than the services provided at the request of the Compensation Committee.

Radford’s general responsibilities to the Compensation Committee include working with management to acquire company data necessary to complete work requested by the Compensation Committee, working with the Compensation Committee to help it understand compensation concepts, issues and the changing requirements of regulatory authorities, and assisting the Compensation Committee with reviews of management proposals relating to changes in compensation and related programs.

Specific Radford activities completed for the Compensation Committee in 2008 included the following:

•	Provided the Compensation Committee with a recommended updated list of comparable companies based on the criteria described above.

•

Provided the Compensation Committee with a competitive assessment of compensation for Executive Officers using Radford’s recommended (and Compensation Committee approved) comparable company compensation data, and size- and industry-appropriate broad survey data.

•	Prepared a dilution analysis of overall company equity use compared to overall equity use by comparable companies.

•	Provided the Compensation Committee with a proposal relating to the restricted and performance stock awards issued to the Named Executive Officer.

•	Provided the Compensation Committee with a detailed analysis of the employment contracts of the Named Executive Officers, including termination, severance, change in control and parachute payments.

•	Prepared a financial performance analysis comparing our financial performance to the comparable companies.

•

Provided the Compensation Committee with a competitive assessment of compensation for members of the Board of Directors by comparing our director compensation programs to director compensation programs at comparable companies.

•	Prepared a retention analysis determining the aggregate level of wealth created and the proportion of unvested equity value compared to total equity value resulting from historical awards.

•	Assisted us with preparation of this compensation discussion and analysis and related compensation tables.

•	Attended several Compensation Committee meetings and executive sessions as requested by the Compensation Committee.

•	Provided the Compensation Committee with market-based compensation recommendations.

Compensation Determinations

Salary

With respect to Fiscal 2007, in September 2006, the Compensation Committee made its base salary recommendations for the CEO and other Named Executive Officers to the Board of Directors, based on the CEO’s suggestion that such salaries be increased by only the same amount as the rest of our employees. After discussion and requested adjustments, the directors approved a salary increase of 5.5% effective as of January 1, 2007 for all of the Named Executive Officers, including the CEO. This 5.5% was the increase being implemented for all of our employees. After giving effect to this increase, the CEO’s base salary for Fiscal 2007 was approximately $503,235. The Compensation Committee continues to maintain the CEO’s base salary below the median of the market due to the CEO’s desire to demonstrate leadership in keeping CEO pay reasonable and consistent with other Executive Officers. For Fiscal 2007, the CEO’s base salary was slightly below the 50th percentile as compared to market data.

At the CEO’s election, the CEO’s salary for Fiscal 2008 remained at approximately $503,235 even though the Compensation Committee had determined he was eligible for a salary increase following its salary review. In addition, for Fiscal 2008 the salaries for the Named Executive Officers (other than the Chief Scientific Officer and the Chief Business Officer) were not increased. For Fiscal 2008, the annual base salaries for the Chief Scientific Officer and the Chief Business Officer increased to $375,000 and $355,000 respectively, to ensure competitive alignment with their peers at comparable companies based on the Radford analysis indicating that the prior salaries of these executives were below the desired percentile.

With respect to Fiscal 2009, the Compensation Committee elected not to increase the salaries for the CEO and Named Executive Officers.

Bonus

A significant portion of the CEO’s and other Named Executive Officers’ compensation is paid only upon achieving specific results, which are set forth in our bonus plans as targets or goals. The Fiscal Year 2008 CEO Bonus Plan and the Fiscal Year 2008 Senior Executive Bonus Plan contain identical company performance goals. For Fiscal 2008, the Board determined, upon recommendation from the Compensation Committee and input from the CEO, that 67.5% of the pre-determined company goals set forth in the Fiscal Year 2008 CEO Bonus Plan and the Fiscal Year 2008 Senior Executive Bonus Plan were achieved.

In accordance with the Fiscal Year 2008 CEO bonus plan, the company goals represented 70% of the available bonus and the assessment of individual performance represented 30% of the available bonus. Based on the CEO assessment conducted by the N&G Committee, the Compensation Committee recommended that 75% of the subjective portion of the CEO bonus (30% of the total bonus) be paid to the CEO. The maximum available bonus was approximately $327,103, or 65% of the CEO’s base salary. Based on the achievement of performance targets and the subjective assessment of his performance, the CEO was awarded an annual performance bonus of approximately $228,154 ([.70 x $327,103 x .675]+ [.30 x $327,103 x .75]). Details of the CEO bonus for Fiscal 2008 (which was paid in September 2008) can be found in the Summary Compensation Table contained in this Compensation Discussion and Analysis.

In accordance with the Fiscal Year 2008 Senior Executive Bonus Plan, the company goals represented 70% of the available bonus and the assessment of individual performance represented 30% of the available bonus. Based on the assessment conducted by the CEO, the Compensation Committee recommended that 100% of the subjective portion of the senior executive bonus (30% of the total bonus) be paid to the Named Executive Officers. The CEO initially advised the Compensation Committee as to the achievement of the company goals and recommended to the Compensation Committee that the bonuses earned for the other Named Executive Officers for Fiscal 2008 be allocated equally among the other Named Executive Officers. The Compensation Committee made a recommendation to the full Board and the full Board approved the annual performance bonus for Fiscal 2008. As set forth in the Fiscal Year 2008 Senior Executive Bonus Plan, the maximum available bonus was 50% of the Named Executive Officer’s base salary. Based on the achievement of performance targets and the subjective assessment of their performance, the other Named Executive Officers were awarded an annual performance bonus equal to 38.6% of their base salaries, or approximately (i) $137,119 to Mr. Beerman ([.70 x $177,500 x .675]+ [.30 x $177,500 x 1.0]), (ii) $144,844 to Dr. Sandage ([.70 x $187,500 x .675]+ [.30 x $187,500 x 1.0]), and approximately $136,063 to each of Mr. Butler and Mr. Rogers ([.70 x $176,133 x .675]+ [.30 x $176,133 x 1.0]). Details of Named Executive Officer bonuses for Fiscal 2008 (which were paid in September 2008) can be found in the Summary Compensation Table contained in this Compensation Discussion and Analysis.

Long Term Incentives

Fiscal 2008

In connection with the Compensation Committee’s fiscal year end compensation review, in September 2008 we granted restricted stock and performance-based stock awards to the CEO and the other current Named Executive Officers. The number of shares of common stock subject to restricted stock awards granted in September 2008 to the CEO was 158,191 shares. The number of shares of common stock subject to restricted stock awards granted in September 2008 to each of the other Named Executive Officers was 55,918 shares. The awards are subject to transfer restrictions, forfeiture and acceleration and vest in equal annual installments such that the transfer restrictions are removed relating to the shares as follows: one-third annually for three years commencing one year from the date of grant. The shares subject to the restricted stock awards may be sold immediately upon their vesting, which is subject to automatic extension during a black-out period pursuant to the terms of the awards. Prior to vesting and satisfaction of any other required conditions, no dividends are payable with respect to the shares subject to the restricted stock awards.

In addition to the restricted stock awards, in September 2008, the CEO and each of the other Named Executive Officers were granted the right to receive shares of common stock subject to (i) achievement of certain milestones related to the market price of our common stock, and (ii) the recipient remaining employed by us on September 25, 2011, the three-year anniversary of the date of grant. The market prices to be achieved were set with a reasonable level of difficulty that requires that we and the Executive Officers perform at a high level in order to achieve the prices and the likelihood of attaining these prices is not assured. The number of shares the recipient is entitled to receive, if any, at such time is dependent on the market price at which our common stock trades for 20 consecutive business days at any time during the three-year period prior to the vesting date. Depending on such prices as may be attained, the CEO could receive either (i) 154,236, (ii) 205,648 or (iii) 257,060, or (iv) 0 shares, and each of the other Named Executive Officers could receive either (i) 54,520, (ii) 72,693 or (iii) 90,867, or (iv) 0 shares. Subject to certain acceleration events, if such market prices are not attained during such three-year period, the recipient will not receive any shares under these performance based stock awards.

Fiscal 2007

Due to the Compensation Committee’s decision to review all elements of compensation at the end of the fiscal year, no such stock awards were made to the CEO or any of the other Named Executive Officers during Fiscal 2007 (except for the awards made to Thomas Farb in connection with his hiring) but in connection with our next annual review of overall executive compensation, we granted restricted stock and performance-based stock awards to the CEO and other Named Executive Officers in October 2007. The number of shares of common stock subject to restricted stock awards granted in October 2007 to the CEO was 42,000 shares. The number of shares of common stock subject to restricted stock awards granted in October 2007 to the other Named Executive Officers was 17,300 shares for Mr. Farb and 13,500 shares for each of the other Named

Executive Officers (not including the CEO). The awards are subject to transfer restrictions, forfeiture and acceleration and vest in equal annual installments such that the transfer restrictions are removed relating to the shares as follows: one-third annually for three years commencing one year from the date of grant. The shares subject to the restricted stock awards may be sold immediately upon their vesting, which is subject to automatic extension during a black-out period pursuant to the terms of the awards. Prior to vesting and satisfaction of any other required conditions, no dividends are payable with respect to the shares subject to the restricted stock awards.

In addition to the restricted stock awards, in October 2007, the CEO and each of the other Named Executive Officers were granted the right to receive shares of common stock subject to (i) achievement of certain milestones related to the market price of our common stock, and (ii) the recipient remaining employed by us on October 31, 2010, the three-year anniversary of the date of grant. The market prices to be achieved were set with a reasonable level of difficulty that requires that we and the Executive Officers perform at a high level in order to achieve the prices, and the likelihood of attaining these prices is not assured. The number of shares the recipient is entitled to receive, if any, at such time is dependent on the market price at which our common stock trades for 20 consecutive business days at any time during the three-year period prior to the vesting date. Depending on such prices as may be attained, the CEO could receive either (i) 41,300, (ii) 55,000, (iii) 68,800, or (iv) 0 shares, and the other Named Executive Officers could receive either (i) 13,500, (ii) 18,000, (iii) 22,500, or (iv) 0 shares (except Mr. Farb who could have received, had he remained employed, either (i) 16,800, (ii) 22,400, (iii) 28,000, or (iv) 0 shares). Subject to certain acceleration events, if such market prices are not attained during such three-year period, the recipient will not receive any shares under these performance based stock awards.

Thomas F. Farb

Upon the termination of Mr. Farb’s employment in July 2008, all of his performance based stock awards and any unvested portion of his restricted stock awards were forfeited and terminated.

Option Extensions

Pursuant to the Retention Agreements entered into in April 2008 with Mr. Beerman, Mr. Rogers, and Dr. Sandage, the Board of Directors agreed to extend the expiration dates of certain stock options held by the executives that were set to expire in calendar 2008 and 2009. Such approval was based on an assessment of the benefit of obtaining the Retention Agreements, as well as previous discussions and analysis of option extensions, related accounting charges, provisions of the underlying stock option plans and the appropriate time period for any extension. Such extensions extended the expiration date of (i) 375,000 options held by Mr. Rogers from February 23, 2009 to December 31, 2009, (ii) 375,000 options held by Mr. Rogers from October 5, 2008 to October 5, 2009, (iii) 720,000 options held by Dr. Sandage from June 10, 2009 to December 31, 2009, and (iv) 45,000 options held by Mr. Beerman from February 14, 2009 to February 14, 2010. The SEC has considered the extension of the expiration date of an option to be the cancellation of the old option and the granting of a new option for reporting purposes.

Impact of Accounting and Tax on the Form of Compensation

The Compensation Committee has considered the impact of the Statement of Financial Accounting Standard No. 123, or SFAS 123(R), as revised by the FASB (“Financial Accounting Standards Board”) in 2004, on our use of equity incentives as a key retention tool. The Compensation Committee has determined that the current estimated costs to us of continuing to use equity incentives relative to the benefits we believe these programs provide does not warrant any change to the our current equity incentive framework.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the tax deduction for compensation paid to Named Executive Officers to $1,000,000. This deduction limitation does not apply to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and regulations promulgated thereunder, including certain performance-based compensation that has been approved by the stockholders. Our stockholders have approved our 2004 Equity Incentive Plan and other stock option plans, which are designed to allow the deduction of income recognized in connection with stock options granted under such plan. We have in the past and may in the future award compensation that is not fully deductible under the Code when we view such compensation as consistent with our compensation policies and in the best interests of the Company and our stockholders. For Fiscal 2008, our Executive Officers did not receive compensation that exceeded the deductibility limits of Section 162(m).

The Named Executive Officers could be subject to excise tax liability by reason of payments made under their respective employment agreements. Under such employment agreements, any severance or other payments to be made to the Named Executive Officers shall be reduced to an amount (not less than zero) which shall not cause any portion of the payments to be subject to any excise taxes that may be imposed by Section 4999 of the Internal Revenue Code, provided that under certain circumstances as described in the employment agreements, each of the Named Executive Officers may be entitled to certain gross-up payments to cover the amount of any excise and related taxes that may incurred due to severance and other payments made to the Named Executive Officer, provided further that any such gross-up payment shall not, under any circumstances, exceed $1,250,000 for the Chief Executive Officer, and $500,000 for the other Named Executive Officers.

Granting Practices—Options and other Awards

We issue stock option and other equity awards at various times throughout the year. These grants include, among other things, stock options granted to directors; deferred stock units that may be granted to directors as part of their established annual compensation program; and restricted and performance stock and other equity awards that may be issued to Executive Officers as part of our long-term incentive programs or otherwise. All options are priced at the closing market price of our common stock on the date of the grant.

Below is a summary of our written policies with respect to the granting of stock options and other equity awards. The policies have been approved by the Board of Directors and all grants of stock options and other equity awards (“Grants”) are made in accordance with the policies and any applicable awards, and equity plans.

Grants generally require authorization by the Compensation Committee or the Board, except as the Board may specifically otherwise determine and delegate. All Grants to Executive Officers, directors, and other reporting persons under Section 16 of the Securities Exchange Act of 1934, as amended (collectively, “Reporting Persons”), require authorization by the Compensation Committee or the Board.

Grants requiring Compensation Committee or Board authorization shall be granted only pursuant to appropriate authorization by the Compensation Committee or the Board at a regularly-scheduled meeting, including any quarterly regular meeting or interim regular meeting, and not pursuant to written consents, provided that:

(a) Grants to Executive Officers shall continue to be made as part of the overall annual compensation review, typically at the September regular meetings;

(b) Grants to newly-hired or promoted Executive Officers shall be made at the first regularly-scheduled meeting of the Committee or the Board that occurs on or after the first day of such officer’s employment or effective date of promotion, as applicable;

(c) Grants to directors shall continue to be made on an annual basis following each annual meeting of our stockholders (except to a director who is initially elected to the Board at such annual meeting of stockholders and receives an initial Grant in accordance with (d) below); and

(d) initial Grants to newly-elected directors shall be made at the first regularly-scheduled meeting of the Committee or the Board that occurs on or after the effective date of such director’s election.

The written policies set forth above were established as part of a review conducted by the Compensation Committee and the Board in June 2007. During this review, the Compensation Committee and the Board determined it was in our best interest to implement best practices with respect to grants of options and other equity awards and adopt certain additional policies with respect to such grants by us as appropriate in light of industry and regulatory practices.

EXECUTIVE COMPENSATION

The following table summarizes aggregate amounts of compensation paid or accrued by us for the years ended September 30, 2008 and September 30, 2007 for services rendered in all capacities by our Named Executive Officers.

Summary Compensation Table for Fiscal Years 2008 and 2007

Name and Principal Position(a)	Year (b)	Salary ($) (c)	Stock Awards ($)(1) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($)(3) (g)	All Other Compensation ($)(4) (i)	Total ($) (j)
Glenn L. Cooper, M.D.	2008	503,234	176,978		228,154	23,592	931,958
Chief Executive Officer and Chairman	2007	496,676			261,179	19,769	777,624

Michael W. Rogers	2008	352,263	57,472		136,063	28,748	574,546
Executive Vice President, Chief Financial Officer and Treasurer	2007	347,674			149,713	25,279	522,666

Noah D. Beerman	2008	355,000	57,472		137,119	27,230	576,821
Executive Vice President, Chief Business Officer	2007	322,787			138,996	23,799	485,582

Mark S. Butler	2008	352,266	57,472		136,063	27,955	573,756
Executive Vice President, Chief Administrative Officer and General Counsel, Assistant Secretary	2007	347,674			149,713	28,539	525,926

Bobby W. Sandage, Jr., Ph.D.	2008	375,000	57,472		144,844	29,850	607,166
Executive Vice President, Research and Development, Chief Scientific Officer	2007	347,674			149,713	24,531	521,918

Thomas F. Farb(5)	2008	325,289	214,904	627,451		695,836	1,863,480
President, Chief Operating Officer	2007	408,654	206,275	681,147	198,687	24,105	1,518,868

(1)	Fiscal 2008 includes (i) shares attributable to restricted stock and performance stock awards granted in October 2007 as part of long term compensation for Fiscal 2007, and (ii) except for Mr. Farb, shares attributable to restricted stock and performance stock awards granted in September 2008 as part of long term compensation for Fiscal 2008. These awards are discussed in further detail above.
(2)	Excludes certain options that were granted in prior periods to Mr. Rogers, Mr. Beerman and Dr. Sandage, the expiration dates of which were extended in April 2007 and April 2008. These extensions are discussed in further detail above.
(3)	Reflects bonus earned by the respective individual under the CEO Bonus Plan and the Senior Executive Bonus Plan, as applicable for the respective Fiscal year. Payments for bonuses earned in Fiscal 2007 were made during Fiscal 2008 in October and December 2007. Payments for bonuses earned in Fiscal 2008 were made in September 2008.

(4)	Amounts in this column include the following:

For Fiscal 2008:

(a)	disability insurance premiums, paid on behalf of the Named Executive Officers, in the following amounts: $1,922 for Dr. Cooper, $1,345 for Mr. Rogers, $1,356 for Mr. Beerman, $1,353 for Mr. Butler, $1,437 for Dr. Sandage, and $1,180 for Mr. Farb.
(b)	group term life insurance premiums, paid on behalf of the Named Executive Officers, in the following amounts: $2,533 for Dr. Cooper, $990 for Mr. Rogers, $990 for Mr. Beerman, $4,357 for Mr. Butler, $2,533 for Dr. Sandage, and $1,226 for Mr. Farb.
(c)	term life insurance premiums paid to or on behalf of the Named Executive Officers as follows: $2,525 for Dr. Cooper; $1,710 for Mr. Rogers; $1,968 for Mr. Beerman, $3,741 for Mr. Butler; and $3,097 for Dr. Sandage.
(d)	payments made to or on behalf of a Named Executive Officer pursuant to our medical examination program in the following amounts: $1,978 for Mr. Rogers and $4,029 for Mr. Farb.
(e)	401K matching benefits earned by the Named Executive Officers during Fiscal 2008 as follows: $6,750 for Dr. Cooper, $6,750 for Mr. Rogers, $6,941 for Mr. Beerman, $2,529 for Mr. Butler, and $6,808 for Dr. Sandage.
(f)	payments made to or on behalf of each of the Named Executive Officers pursuant to our health and dental coverages as follows: $9,862 for Dr. Cooper, $12,144 for Mr. Farb and $15,975 for each of the other Named Executive Officers. With respect to Mr. Farb, the amounts also include payments of $658,750 of severance for salary and bonus and $18,507 of continued health benefits pertaining to his termination of employment on July 3, 2008.

For Fiscal 2007:

(a)	disability insurance premiums, paid on behalf of the Named Executive Officers, in the following amounts: $1,868 for Dr. Cooper, $1,328 for Mr. Rogers, $1,491 for Mr. Farb, $1,227 for Mr. Beerman, $1,328 for Mr. Butler, and $1,324 for Dr. Sandage.
(b)	group term life insurance premiums, paid on behalf of the Named Executive Officers, in the following amounts: $1,781 for Dr. Cooper, $1,028 for Mr. Rogers, $1,401 for Mr. Farb, $939 for Mr. Beerman, $4,357 for Mr. Butler, and $1,576 for Dr. Sandage.
(c)	term life insurance premiums paid to or on behalf of the Named Executive Officers as follows: $2,525 for Dr. Cooper; $1,710 for Mr. Rogers; $1,900 for Mr. Beerman, $3,741 for Mr. Butler; and $3,097 for Dr. Sandage.
(d)	payments made to or on behalf of a Named Executive Officer pursuant to our medical examination program in the following amounts: $3,297 for Mr. Butler.
(e)	401K matching benefits earned by the Named Executive Officers during Fiscal 2007 as follows: $5,270 for Mr. Beerman, $1,353 for Mr. Butler, $4,071 for Dr. Sandage and $6,750 for each of the other Named Executive Officers.
(f)	payments made on behalf of the Named Executive Officers pursuant to our health and dental coverages (and travel benefit for Dr. Cooper) as follows: $6,845 for Dr. Cooper and $14,463 for each of the other Named Executive Officers.
(5)	Mr. Farb was employed as President and Chief Operating Officer from October 16, 2006 through July 3, 2008. Mr. Farb’s salary in this table represents the amount he was paid during Fiscal 2007 and Fiscal 2008. For each Fiscal year, his comparable annual full-time equivalent salary would have been $425,000. In addition, upon his hiring in October 2006, we granted Mr. Farb options to purchase 600,000 shares of our common stock, 50,000 shares of restricted common stock and a performance stock award under which, depending on such prices as may be attained and assuming he remained employed, Mr. Farb could in the aggregate have received either (i) 45,000, (ii) 60,000, (iii) 75,000, or (iv) no shares.

Grants of Plan-Based Awards in 2008 Fiscal Year

The following table sets forth information concerning grants of awards made to the Named Executive Officers pursuant to plans during the fiscal year ended September 30, 2008. Information concerning the bonus payments earned in Fiscal 2008 is set forth above in the Summary Compensation Table. This table includes shares attributable to restricted stock and a performance stock awards granted in October 2008 that were in fact part of long term compensation for Fiscal 2007. Further, this table excludes certain options that were granted in prior periods to Mr. Rogers, Mr. Beerman and Dr. Sandage, the expiration dates of which were extended in April 2008. These extensions are discussed in further detail above.

Name(a)	Grant Date(b)		Estimated Future Payouts Under Equity Incentive Plan Awards			Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards(6) (l)
			Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Glenn L. Cooper, M.D.	9/25/2008	(1)		158,191		$0.00	$253,106
	9/25/2008	(2)	154,236	205,648	257,060	$0.00	$337,263
	10/30/2007	(1)		42,000		$0.00	$296,940
	10/30/2007	(2)	41,300	55,000	68,800	$0.00	$308,000

Michael W. Rogers	9/25/2008	(1)		55,918		$0.00	$89,469
	9/25/2008	(3)	54,250	72,693	90,867	$0.00	$119,217
	10/30/2007	(1)		13,500		$0.00	$95,445
	10/30/2007	(3)	13,500	18,000	22,500	$0.00	$100,800

Noah D. Beerman	9/25/2008	(1)		55,918		$0.00	$89,469
	9/25/2008	(3)	54,250	72,693	90,867	$0.00	$119,217
	10/30/2007	(1)		13,500		$0.00	$95,445
	10/30/2007	(3)	13,500	18,000	22,500	$0.00	$100,800

Mark S. Butler	9/25/2008	(1)		55,918		$0.00	$89,469
	9/25/2008	(3)	54,250	72,693	90,867	$0.00	$119,217
	10/30/2007	(1)		13,500		$0.00	$95,445
	10/30/2007	(3)	13,500	18,000	22,500	$0.00	$100,800

Bobby W. Sandage, Jr., Ph.D.	9/25/2008	(1)		55,918		$0.00	$89,469
	9/25/2008	(3)	54,250	72,693	90,867	$0.00	$119,217
	10/30/2007	(1)		13,500		$0.00	$95,445
	10/30/2007	(3)	13,500	18,000	22,500	$0.00	$100,800

Thomas F. Farb(5)	10/30/2007	(1)		17,300		$0.00	$122,311
	10/30/2007	(4)	16,800	22,400	28,000	$0.00	$125,440

(1)	Represents a grant of restricted stock that is subject to transfer restrictions, forfeiture and acceleration. The grant vests in equal annual installments such that the transfer restrictions are removed relating to the shares as follows: one-third annually for three years commencing one year from that date of grant. The initial vesting of the awards granted on October 30, 2007 was scheduled to occur in October 2008 but has been delayed in accordance with the terms of such award as a result of black-out periods of the Company.
(2)

Represents a grant of the right to receive shares of common stock subject to (i) achievement of certain milestones related to the market price of our common stock, and (ii) recipient remaining employed by us on the three-year anniversary of the date of grant. The number of shares the recipient is entitled to receive, if any, at such time is dependent on the market price at which our common stock trades for 20 consecutive business days at any time during the three-year period prior to the vesting date. With respect to the awards granted on September 25, 2008, depending on such prices as may be attained, the recipient could receive either (i) 154,236, (ii) 205,648, (iii) 257,060, or (iv) no shares. With respect to the awards granted on October 30, 2007, depending on such prices as may be attained, the recipient could receive either (i) 41,300,

(ii) 55,000, (iii) 68,800, or (iv) no shares. Subject to certain acceleration events, if such market prices are not attained during such three-year period, the recipient will not receive any shares under these awards.

(3)	Represents a grant of the right to receive shares of common stock subject to (i) achievement of certain milestones related to the market price of our common stock, and (ii) recipient remaining employed by us on the three-year anniversary of the date of grant. The number of shares the recipient is entitled to receive, if any, at such time is dependent on the market price at which our common stock trades for 20 consecutive business days at any time during the three-year period prior to the vesting date. With respect to the awards granted on September 25, 2008, depending on such prices as may be attained, the recipient could receive either (i) 54,250, (ii) 72,693, (iii) 90,867, or (iv) no shares. With respect to the awards granted on October 30, 2007, depending on such prices as may be attained, the recipient could receive either (i) 13,500, (ii) 18,000, (iii) 22,500, or (iv) no shares. Subject to certain acceleration events, if such market prices are not attained during such three-year period, the recipient will not receive any shares under these awards.
(4)	Represents a grant of the right to receive shares of common stock subject to (i) achievement of certain milestones related to the market price of our common stock, and (ii) recipient remaining employed by us on the three-year anniversary of the date of grant. The number of shares the recipient is entitled to receive, if any, at such time is dependent on the market price at which our common stock trades for 20 consecutive business days at any time during the three-year period prior to the vesting date. Depending on such prices as may be attained, if Mr. Farb had remained employed with the company, the recipient could have received either (i) 16,800, (ii) 22,400, (iii) 28,000, or (iv) no shares. Subject to certain acceleration events, if such market prices are not attained during such three-year period, the recipient would not have received any shares under these awards.
(5)	Upon the termination of Mr. Farb’s employment in July 2008, all of his performance based stock awards and any unvested portion of his restricted stock awards were forfeited and terminated.
(6)	The restricted stock awards were valued using the grant date intrinsic value of $1.60, and $7.07, for the September 25, 2008 and October 30, 2007 awards, respectively, which reflects a 4% forfeiture rate and 3 year annual vesting. The performance stock awards were valued at $1.64, and $5.60, for the September 25, 2008 and October 30, 2007 awards, respectively, using a Monte-Carlo simulation with a vesting period of 3 years, an expected volatility of 89.38% and 52.16%, a risk free rate of 2.42% and 3.85%, for the 9/25/08 and 10/30/07 awards, respectively.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each Named Executive Officer as of September 30, 2008.

	Option Awards						Stock Awards
				Equity Incentive Plan Awards:			Equity Incentive Plan Awards:		Equity Incentive Plan Awards:
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)			Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (1)(#) (i)		Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2)($) (j)
Glenn L. Cooper, M.D.							666,917	(3)	$2,234,172
	60,000				$5.00	June 10, 2009
	800,000				$6.1875	June 10, 2009
	360,000				$4.15625	June 10, 2009
	910,000				$2.375	April 5, 2010
	575,000				$3.58	April 23, 2013
	150,000				$5.92	March 10, 2014
	65,625	9,375	(4)		$3.70	March 9, 2015

Michael W. Rogers							239,285	(5)	$801,605
	125,000				$6.00	Oct. 5, 2009
	250,000				$4.00	Oct. 5, 2009
	375,000				$4.0625	Feb. 23, 2010
	365,000				$2.375	April 5, 2010
	125,000				$6.00	April 5, 2010
	100,000				$3.58	April 23, 2013
	60,000				$5.92	March 10, 2014
	21,876	3,124	(4)		$3.70	March 9, 2015

Noah D. Beerman							239,285	(5)	$801,605
	45,000				$6.00	Feb. 14, 2010
	198,484				$2.0625	Aug. 14, 2010
	10,417				$1.22	June 14, 2012
	200,000				$6.93	Sept. 14, 2014
	21,876	3,124	(4)		$3.70	March 9, 2015

Mark S. Butler							239,285	(5)	$801,605
	60,000				$5.00	June 10, 2009
	550,000				$6.1875	June 10, 2009
	60,000				$4.15625	June 10, 2009
	349,000				$2.375	April 5, 2010
	100,000				$3.58	April 23, 2013
	60,000				$5.92	March 10, 2014
	21,876	3,124	(4)		$3.70	March 9, 2015

Bobby W. Sandage, Jr., Ph.D.							239,285	(5)	$801,605
	434,500				$2.375	April 5, 2010
	60,000				$5.00	June 10, 2010
	500,000				$6.1875	June 10, 2010
	160,000				$4.15625	June 10, 2010
	100,000				$4.15625	Nov. 26, 2011
	100,000				$3.58	April 23, 2013
	60,000				$5.92	March 10, 2014
	21,876	3,124	(4)		$3.70	March 9, 2015

Thomas F. Farb(6)	31,644	0			$6.32	October 3, 2009	—		—
	193,356	0			$6.32	January 3, 2009

(1)

All awards under this column were granted under our 2004 Equity Incentive Plan. Includes shares underlying performance stock awards granted to the applicable Named Executive Officer as described in the footnotes below. The performance stock awards represent a grant of the right to receive shares of common stock subject to (i) achievement of certain milestones related to the market price of our common stock, and (ii) recipient remaining employed by us on the three-year anniversary of the respective date of grant. The number of shares the recipient is entitled to receive, if any, at such time is dependent on the market price at which our common stock trades for 20 consecutive business days at any time during the three-year period prior to the vesting date. Subject to certain acceleration events, if such market prices are not attained during such three-year period, the recipient will not receive any shares under the awards. The maximum shares that could be granted under such awards are included in the above table. With respect to Mr. Farb, all unvested portions of stock awards were forfeited and terminated upon his termination of employment in July 2008.

(2)	The market value was computed by multiplying the closing market price of our common stock on September 30, 2008 ($3.35) by the applicable number of shares or units.
(3)	Includes various awards granted under our 2004 Equity Incentive Plan. Includes (i) the remaining 23,966 shares of restricted stock granted on March 7, 2006 shares of the restricted stock award granted on March 7, 2006 that vest on March 7, 2009, (ii) 42,000 shares of restricted stock granted on October 30, 2007 that vest in three equal annual installments such that the transfer restrictions are removed relating to the shares one-third annually for three years commencing one year from that date of grant, and (iii) 158,191 shares of restricted stock granted on September 25, 2008 that vest in three equal annual installments such that the transfer restrictions are removed relating to the shares one-third annually for three years commencing one year from that date of grant. All restricted stock is subject to transfer restrictions, forfeiture and acceleration. Also includes shares underlying three performance stock awards granted on March 7, 2006, October 30, 2007 and September 25, 2008. As further described in footnote (1), depending on such prices as may be attained, the recipient could receive (A) either (i) 70,100, (ii) 93,500, (iii) 116,900 or (iv) no shares, under the March 7, 2006 grant, (B) either (i) 41,300, (ii) 55,000, (iii) 68,800 or (iv) no shares, under the October 30, 2007 grant, and (C) either (i) 154,236, (ii) 204,648, (iii) 257,060 or (iv) no shares, under the September 25, 2008 grant.
(4)	Fully vests on March 9, 2009.
(5)	Includes various awards granted under our 2004 Equity Incentive Plan. Includes (i) the remaining 9,600 shares of the restricted stock award granted on March 7, 2006 that vest on March 7, 2009, (ii) 13,500 shares of restricted stock granted on October 30, 2007 that vest in three equal annual installments such that the transfer restrictions are removed relating to the shares one-third annually for three years commencing one year from that date of grant, and (iii) 55,918 shares of restricted stock granted on September 25, 2008 that vest in three equal annual installments such that the transfer restrictions are removed relating to the shares one-third annually for three years commencing one year from that date of grant. All restricted stock is subject to transfer restrictions, forfeiture and acceleration. Also includes shares underlying three performance stock awards granted on March 7, 2006, October 30, 2007 and September 25, 2008. As further described in footnote (1), depending on such prices as may be attained, the recipient could receive (A) either (i) 28,100, (ii) 37,500, (iii) 46,900 or (iv) no shares, under the March 7, 2006 grant, (B) either (i) 13,500, (ii) 18,000, (iii) 22,500 or (iv) no shares, under the October 30, 2007 grant, and (C) either (i) 54,250, (ii) 72,693, (iii) 90,867 or (iv) no shares, under the September 25, 2008 grant.
(6)	As of July 3, 2008, Mr. Farb terminated his employment with the Company. At such time, all unvested portions of stock options and stock awards were forfeited and terminated and any vested portion of his stock options were exercisable for a period of six (6) months thereafter in accordance with our 2004 Equity Inventive Plan.

Option Exercises and Stock Vested in Fiscal Year 2008

The following table sets forth information concerning options exercised by, and stock awards that vested for, the Named Executive Officer in Fiscal 2008.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized Upon Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)(1)	Value Realized on Vesting ($) (e)(1)
Glenn L. Cooper, M.D.			47,934	245,896
Michael W. Rogers			19,200	98,496
Noah D. Beerman			19,200	98,496
Mark S. Butler	20,000	35,236	19,200	98,496
Bobby W. Sandage, Jr., Ph.D.			19,200	98,496
Thomas F. Farb			16,666	85,497

(1)	These amounts pertain to the vesting of a portion of restricted stock awards granted under our 2004 Equity Incentive Plan. The awards (except for those with respect to Mr. Farb) vest in equal annual installments such that the transfer restrictions are scheduled to be removed relating to the shares as follows: one-third that was scheduled to vest in March 2007 but was delayed until March 7, 2008 in accordance with the terms of such award as a result of black-out periods of the Company, one-third that vested on March 7, 2008 and the remainder on March 7, 2009. With respect to Mr. Farb, prior to the termination of his employment in July 2008, one third of the award he received upon becoming an employee in October 2006 was scheduled to vest in October 2007 but was delayed until March 7, 2008 in accordance with the terms of such award as a result of black-out periods of the Company. The full amount of the shares underlying the award were issued to the recipient following the grant date but until vesting the shares are subject to transfer restrictions, forfeiture and acceleration. On each vest date, the value of the then vested portion of the award is realized by the applicable recipient and the restrictions are removed relating to such portion.

COMPENSATION COMMITTEE REPORT(1)

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the committee recommended to the Board of Directors of Indevus Pharmaceuticals, Inc. that the Compensation Discussion and Analysis be included in this Form 10-K. This report is provided by the following independent directors, who comprise the committee:

Michael E. Hanson, (Chairman)

Malcolm Morville, Ph.D.

Andrew Ferrara

(1)	Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Form 10-K, in whole or in part, the Compensation Committee Report shall not be incorporated by reference into any such filings.

Termination of Employment and Change-in-Control Agreements

I.	Employment Agreements.

Effective October 1, 2007, we entered into amended and restated employment agreements with each of our Named Executive Officers (the “Employment Agreements”). The Employment Agreements provide certain protections to the Named Executive Officers in the event of their termination as summarized in the following table (additional details and definitions can be found in the actual form of employment agreements, which have been filed with the SEC, and which are discussed in more detail below):

Key Elements(1)(2)	CEO	Other Executive Officers
Term	3 years, subject to automatic one-year renewal periods unless notice of termination is given within required timeframes.	3 years, subject to automatic one-year renewal periods unless notice of termination is given within required timeframes.

Severance— Termination due to (i) death or disability, (ii) by us for “just cause” or (iii) by executive without “just cause”	Base salary and bonuses accrued through termination.	Base salary and bonuses accrued through termination.

Severance— Termination (i) by the executive for “just cause” not related to Change in Control, or (ii) by us without “just cause”	18 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved.	12 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved.

Severance— Termination by the executive due to a Change in Control	24 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved.	18 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved.

Benefit Continuation (health benefits only)	Health benefits coverage for (i) 24 months if terminated due to a Change in Control, (ii) 18 months if terminated by the executive for “just cause” not related to a Change in Control, and (iii) the longer of 18 months or remaining term of Employment Agreement if terminated by us without “just cause”.	Health benefits coverage for (i) 18 months if terminated due to a Change in Control, (ii) 12 months if terminated by the executive for “just cause” not related to a Change in Control, and (iii) the longer of 12 months or remaining term of Employment Agreement if terminated by us without “just cause”.

Equity Vesting Acceleration	The Employment Agreements do not provide for any acceleration of the vesting of equity upon a Change in Control, however our option and other equity incentive plans do provide for acceleration of vesting for all plan participants under certain circumstances.

(1)	Severance payments are paid by us in one lump sum within thirty (30) days of such termination, provided the executive may irrevocably elect to change the lump sum form of payment to an installment form of payment (to be paid in twenty-four (24) substantially equal monthly installments beginning thirty (30) days after the termination, provided that any installments designated hereunder are treated as a series of separate payments), provided that: (1) such election does not take effect until at least twelve (12) months after the date on which it is made; (2) payment is delayed at least five (5) years from the date such payment would have otherwise been paid; and (3) the election is made at least twelve (12) months before the first scheduled payment.

(2)	With regards to any payments to be made following a Change in Control, the Employment Agreements each provide that the commencement of the cash payout will be governed by a standard “double trigger” mechanism. Under this mechanism, the payments commence on the second trigger (as defined in the Employment Agreements), provided further that if such second trigger does not occur no cash payout shall be due under the Employment Agreements. The first trigger is the actual change in control event, while the second trigger relates to the executive either (i) not being offered a comparable position and salary following the change in control, or (ii) being constructively terminated or terminated without “just cause” during a certain period of time after accepting the new position. Such period of time the executive must be retained is 24 months for the CEO and 12 months for the other Named Executive Officers.

Any severance or other payments to be made to the Named Executive Officers shall be reduced to an amount (not less than zero) which shall not cause any portion of the payments to be subject to any excise taxes that may be imposed by Section 4999 of the Internal Revenue Code, provided that under certain circumstances as described in the employment agreements, each of the Named Executive Officers may be entitled to certain gross-up payments to cover the amount of any excise and related taxes that may be incurred due to severance and other payments made to the Named Executive Officer, provided further that any such gross-up payment shall not, under any circumstances, exceed $1,250,000 for the Chief Executive Officer, and $500,000 for the other Named Executive Officers.

The Employment Agreements provide for Named Executive Officers to serve in the following capacities(1):

Name	Capacity	Salary
Glenn L. Cooper, M.D.	Chief Executive Officer	$503,235
Michael W. Rogers	Executive Vice President and Chief Financial Officer	$352,265
Noah D. Beerman	Executive Vice President and Chief Business Officer	$355,000
Mark S. Butler	Executive Vice President, Chief Administrative Officer and General Counsel	$352,265
Bobby W. Sandage, Jr., Ph.D.	Executive Vice President, Research and Development and Chief Scientific Officer	$375,000

(1)	The employment agreement for Thomas F. Farb, who terminated his employment effective July 3, 2008, provided for Mr. Farb to serve as President and Chief Operating Officer at an annual salary of $425,000.

The Employment Agreements also provide for the annual base salaries provided above, subject to an annual review, plus bonuses pursuant to our executive bonus plans and eligibility to receive grants of stock options, restricted stock and other awards pursuant to our incentive plans, as may be granted from time to time by the Compensation Committee or the Board of Directors. We also provide each Named Executive Officer with a $1,000,000 life insurance policy payable to the beneficiary of their choice.

The Employment Agreements also contain customary confidentiality provisions and provide that the Named Executive Officer may not, during the term of the Employment Agreement and for one year from the date of termination of employment, engage in any business competitive with us or our research activities, unless such termination is by the Named Executive Officer for “Just Cause,” as such term is defined in the Employment Agreement.

II.	Equity Plans

Our option and other equity incentive plans also contain provisions that could trigger benefits for the Named Executive Officers that may differ from salaried employees generally. Pursuant to such benefit plans, following retirement after reaching the age of 55 and having 10 years of service with us, each of the Named Executive Officers will have an extended option exercise period equal to the shorter of (x) the remaining term of the applicable option on the retirement date; or (y) three (3) years from the retirement date, to exercise non-statutory stock options.

III.	Retirement and Retention Agreements

During March 2008, as amended in June 2008, we entered into the Retirement Agreement with Dr. Cooper. Pursuant to the Retirement Agreement, Dr. Cooper agreed to serve as our Chief Executive Officer and Chairman until a future date to be mutually agreed upon between us and Dr. Cooper. At such agreed upon time, he will retire as Chief Executive Officer and Chairman and become an advisor to us for twelve (12) months thereafter. Pursuant to the Retirement Agreement, in the event that Dr. Cooper’s employment is terminated due to death prior to his retirement, we shall pay to the estate of Dr. Cooper a pro-rated portion of the compensation which would otherwise be payable to Dr. Cooper up to the end of the month in which his death occurs. In the event that Dr. Cooper’s employment is terminated due to disability, we shall pay to Dr. Cooper a pro-rated portion of the compensation which would otherwise be payable to Dr. Cooper up through the last calendar day of his actual employment by the Company prior to such disability. In the event that Dr. Cooper’s employment is terminated due to resignation or retirement, or by us for cause, we shall pay to Dr. Cooper a pro-rated portion of his compensation and benefits otherwise payable to him through the last calendar day of his actual employment. In the event Dr. Cooper receives compensation and/or benefits in connection with a change in control under the terms of his Amended and Restated Employment Agreement, his right to compensation and benefits under the Retirement Agreement will cease immediately upon such change in control.

Following any such terminations as described above, as well as in the event that Dr. Cooper’s employment is terminated by Dr. Cooper for cause, he will become an advisor to us for twelve (12) months thereafter. From March 3, 2008 until the date the Retirement Agreement expires or is terminated, Dr. Cooper will receive his salary, be eligible for a bonus under our bonus plans for Fiscal periods that he acted as CEO, and during his employment, be eligible to receive the health and dental benefits which are currently available to him under our plans and policies. In the event Dr. Cooper’s advisor engagement is terminated by us following a breach by Dr. Cooper, or by Dr. Cooper following notice to us, we shall pay to Dr. Cooper a pro-rated portion of his compensation and benefits otherwise payable to him through the last calendar day of his services as an advisor.

We entered into Retention Agreements with Mr. Rogers, Mr. Beerman and Dr. Sandage in April 2008. Pursuant to such agreements, in the event that the executive’s employment is terminated before September 30, 2009 by the executive for cause or by us without cause, then we are obligated to pay the executive an amount of compensation equal to twelve (12) months base salary for each of Mr. Beerman and Dr. Sandage, and six (6) months base salary for Mr. Rogers, all based on the salaries for each executive as of April 11, 2008, the effective date of the Retention Agreements. In the event that the executive is terminated due to death or disability prior to September 30, 2009, then we are obligated to pay the executive a portion of such payments pro-rated for time period the executive provided his services from April 11, 2008 until the date of termination. In the event that prior to September 30, 2009 the executive terminates his employment without cause, or is terminated by us for cause, we shall no longer be obligated to make any payments of the retention compensation to the respective executive.

IV.	Quantitative Disclosure

The remainder of this section summarizes quantitative disclosures for each Named Executive Officer (except for Mr. Farb) regarding estimated payments and other benefits that would have been received by the Named Executive Officer or his estate if his employment terminated as of the last business day of the Fiscal year, September 30, 2008, under the following circumstances:

•	Termination due to (i) death or disability, (ii) by us for “just cause” or (iii) by executive without “just cause”.

•	Termination (i) by the executive for “just cause” not related to Change in Control, or (ii) by us without “just cause”.

•	Termination by the executive due to a Change in Control.

The quantitative disclosures provided for Mr. Farb set forth the applicable payments and other benefits received by Mr. Farb in connection with his termination of employment in July 2008.

Payments to Glenn L. Cooper, M.D. Assuming a September 30, 2008 Termination(1)

Circumstances of Termination:	Cash Severance				Equity			Benefits Continuation		Total
	Base Salary		Bonus		Value of Vested Equity	Value of Accelerated Unvested Equity(5)
	Multiple	$	Multiple	$
Termination due to (i) by us for “just cause” or (ii) by executive without “just cause”(2)	N/A	N/A	N/A	N/A	$1,705,629	N/A		N/A		$1,705,629
Termination due to death or disability(2)	N/A	N/A	N/A	N/A	$1,705,629	$1,516,355	(6)	N/A		$3,221,984
Termination due to retirement(2)	N/A	N/A	N/A	N/A	$1,705,629	$750,926	(7)	N/A		$2,456,555
Termination (i) by the executive for “just cause” not related to Change in Control, or (ii) by us without “just cause”(3)	1.5	$754,853	1.5	$490,655	$1,705,629	N/A		$0	(9)	$2,951,137
Termination by the executive due to a Change in Control(4)	2.0	$1,006,470	2.0	$654,206	$1,705,629	$1,516,355	(8)	$0	(9)	$4,882,660

(1)	The calculations in the table are based on the event occurring as of September 30, 2008 and are derived using the provisions of the current Employment Agreement of the executive that was effective as of October 1, 2007 as well as the provisions of the Fiscal Year 2008 CEO Bonus Plan.
(2)	Under this termination scenario, the executive has the right to receive only base salary and bonuses accrued through termination, except with respect to death in which case the salary is paid through the end of the month when the termination occurs.
(3)	Under these termination scenarios, the executive has a right to receive 18 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved, the maximum of such bonus being 65% of base salary.
(4)	Under these termination scenarios, the executive has a right to receive 24 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved, the maximum of such bonus being 65% of base salary.
(5)	See Outstanding Equity Awards as of Fiscal Year End table for the vesting status of each executive’s equity awards as of 9/30/08.
(6)	Pursuant to the provisions of our 2004 Equity Incentive Plan, upon the death or disability of the executive, all then unvested awards issued under such plan automatically accelerate and become fully vested. The amount shown here represents the spread of the such accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(7)	Pursuant to the provisions of our 2004 Equity Incentive Plan and due to the executive having reached age 55 with ten (10) years of service with us, immediately upon the executive’s retirement, his then unvested awards issued under such plan automatically accelerate and become fully vested for fifty percent (50%) of the number of shares covered by such unvested awards and for an additional ten percent (10%) of the number of shares covered by such unvested awards for every full year of employment by us beyond ten (10) years, up to the remaining amount of the unvested award. The amount shown here represents the spread of the such accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(8)	All unvested equity is assumed to have accelerated as of 9/30/08. The amount shown here represents the spread of the accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(9)	This is calculated based on the assumption that Dr. Cooper has elected not to carry the health and dental insurance.

Payments to Michael W. Rogers Assuming a September 30, 2008 Termination(1)

	Cash Severance				Equity
	Base Salary		Bonus		Value of Vested Equity	Value of Accelerated Unvested Equity(5)
Circumstances of Termination:	Multiple	$	Multiple	$					Benefits Continuation		Retention(10)	Total
Termination due to (i) by us for “just cause” or (ii) by executive without “just cause”(2)	N/A	N/A	N/A	N/A	$831,782		N/A		N/A		N/A	$831,782
Termination due to death or disability(2)	N/A	N/A	N/A	N/A	$831,782		$539,411	(6)	N/A		$55,743	$1,426,936
Termination due to retirement(2)	N/A	N/A	N/A	N/A	$831,782	$	N/A	(7)	N/A		N/A	$831,782
Termination (i) by the executive for “just cause” not related to Change in Control, or (ii) by us without “just cause”(3)	1.0	$352,265	1.0	$176,133	$831,782		N/A		$17,659	(9)	$176,133	$1,553,972
Termination by the executive due to a Change in Control(4)	1.5	$528,398	1.5	$264,200	$831,782		$539,411	(8)	$26,489	(9)	$176,133	$2,366,413

(1)	The calculations in the table are based on the event occurring as of September 30, 2008 and are derived using the provisions of the current Employment Agreement of the executive that was effective as of October 1, 2007 as well as the Fiscal Year 2008 Senior Executive Bonus Plan.
(2)	Under this termination scenario, the executive has the right to receive only base salary and bonuses accrued through termination.
(3)	Under these termination scenarios, the executive has a right to receive 12 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved, the maximum of such bonus being 50% of base salary.
(4)	Under these termination scenarios, the executive has a right to receive 18 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved, the maximum of such bonus being 50% of base salary.
(5)	See Outstanding Equity Awards as of Fiscal Year End table for the vesting status of each executive’s equity awards as of 9/30/08.
(6)	Pursuant to the provisions of our 2004 Equity Incentive Plan, upon the death or disability of the executive, all then unvested awards issued under such plan automatically accelerate and become fully vested. The amount shown here represents the spread of the such accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(7)	Mr. Rogers is not yet eligible under the provisions of our 2004 Equity Incentive Plan regarding acceleration of awards upon retirement.
(8)	All unvested equity is assumed to have accelerated as of 9/30/08. The amount shown here represents the spread of the accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(9)	Health benefits coverage is continued for (i) 18 months if terminated due to a Change in Control, (ii) 12 months if terminated by the executive for “just cause” not related to a Change in Control, and (iii) the longer of 12 months or remaining term of employment agreement if terminated by us without “just cause”. The benefits cost includes the employer cost of health and dental insurance only. The executives cost of benefits for months 19-24 of the benefit continuation period are assumed to be equal to the cost for months 1-18. In an actual termination situation, the cost of benefits may change in months 19-24 due to the expiration of Cobra benefits coverage as full group insurance rates may apply.
(10)	Represents cash payments that would be due to the executive pursuant to his Retention Agreement.

Payments to Noah D. Beerman Assuming a September 30, 2008 Termination(1)

	Cash Severance				Equity
Circumstances of Termination:	Base Salary		Bonus		Value of Vested Equity	Value of Accelerated Unvested Equity(5)			Benefits Continuation		Retention(10)
	Multiple	$	Multiple	$								Total
Termination due to (i) by us for “just cause” or (ii) by executive without “just cause”(2)	N/A	N/A	N/A	N/A	$350,255		N/A		N/A		N/A	$350,255
Termination due to death or disability(2)	N/A	N/A	N/A	N/A	$350,255		$539,411	(6)	N/A		$112,351	$1,002,017
Termination due to retirement(2)	N/A	N/A	N/A	N/A	$350,255	$	N/A	(7)	N/A		N/A	$350,255
Termination (i) by the executive for “just cause” not related to Change in Control, or (ii) by us without “just cause”(3)	1.0	$355,000	1.0	$177,500	$350,255		N/A		$17,659	(9)	$355,000	$1,255,414
Termination by the executive due to a Change in Control(4)	1.5	$532,500	1.5	$266,250	$350,255		$539,411	(8)	$26,489	(9)	$355,000	$2,060,905

(1)	The calculations in the table are based on the event occurring as of September 30, 2008 and are derived using the provisions of the current Employment Agreement of the executive that was effective as of October 1, 2007 as well as the Fiscal Year 2008 Senior Executive Bonus Plan.
(2)	Under this termination scenario, the executive has the right to receive only base salary and bonuses accrued through termination.
(3)	Under these termination scenarios, the executive has a right to receive 12 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved, the maximum of such bonus being 50% of base salary.
(4)	Under these termination scenarios, the executive has a right to receive 18 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved, the maximum of such bonus being 50% of base salary.
(5)	See Outstanding Equity Awards as of Fiscal Year End table for the vesting status of each executive’s equity awards as of 9/30/08.
(6)	Pursuant to the provisions of our 2004 Equity Incentive Plan, upon the death or disability of the executive, all then unvested awards issued under such plan automatically accelerate and become fully vested. The amount shown here represents the spread of the such accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(7)	Mr. Beerman is not yet eligible under the provisions of our 2004 Equity Incentive Plan regarding acceleration of awards upon
(8)	All unvested equity is assumed to have accelerated as of 9/30/08. The amount shown here represents the spread of the accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(9)	Health benefits coverage is continued for (i) 18 months if terminated due to a Change in Control, (ii) 12 months if terminated by the executive for “just cause” not related to a Change in Control, and (iii) the longer of 12 months or remaining term of employment agreement if terminated by us without “just cause”. The benefits cost includes the employer cost of health and dental insurance only. The executives cost of benefits for months 19-24 of the benefit continuation period are assumed to be equal to the cost for months 1-18. In an actual termination situation, the cost of benefits may change in months 19-24 due to the expiration of Cobra benefits coverage as full group insurance rates may apply.
(10)	Represents cash payments that would be due to the executive pursuant to his Retention Agreement.

Payments to Mark S. Butler Assuming a September 30, 2008 Termination(1)

	Cash Severance				Equity
	Base Salary		Bonus		Value of Vested Equity	Value of Accelerated Unvested Equity(5)		Benefits Continuation		Total
Circumstances of Termination:	Multiple	$	Multiple	$
Termination due to (i) by us for “just cause” or (ii) by executive without “just cause”(2)	N/A	N/A	N/A	N/A	$356,224	N/A		N/A		$356,224
Termination due to death or disability(2)	N/A	N/A	N/A	N/A	$356,224	$539,411	(6)	N/A		$895,635
Termination due to retirement(2)	N/A	N/A	N/A	N/A	$356,224	$185,298	(7)	N/A		$541,522
Termination (i) by the executive for “just cause” not related to Change in Control, or (ii) by us without “just cause”(3)	1.0	$352,265	1.0	$176,133	$356,224	N/A		$17,659	(9)	$902,281
Termination by the executive due to a Change in Control(4)	1.5	$528,398	1.5	$264,200	$356,224	$539,411	(8)	$26,489	(9)	$1,714,722

(1)	The calculations in the table are based on the event occurring as of September 30, 2008 and are derived using the provisions of the current Employment Agreement of the executive that was effective as of October 1, 2007 as well as the Fiscal Year 2008 Senior Executive Bonus Plan.
(2)	Under this termination scenario, the executive has the right to receive only base salary and bonuses accrued through termination.
(3)	Under these termination scenarios, the executive has a right to receive 12 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved, the maximum of such bonus being 50% of base salary.
(4)	Under these termination scenarios, the executive has a right to receive 18 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved, the maximum of such bonus being 50% of base salary.
(5)	See Outstanding Equity Awards as of Fiscal Year End table for the vesting status of each executive’s equity awards as of 9/30/08.
(6)	Pursuant to the provisions of our 2004 Equity Incentive Plan, upon the death or disability of the executive, all then unvested awards issued under such plan automatically accelerate and become fully vested. The amount shown here represents the spread of the such accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(7)	Pursuant to the provisions of our 2004 Equity Incentive Plan and due to the executive having reached age 55 with ten (10) years of service with us, immediately upon the executive’s retirement, his then unvested awards issued under such plan automatically accelerate and become fully vested for fifty percent (50%) of the number of shares covered by such unvested awards and for an additional ten percent (10%) of the number of shares covered by such unvested awards for every full year of employment by us beyond ten (10) years, up to the remaining amount of the unvested award. The amount shown here represents the spread of the such accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(8)	All unvested equity is assumed to have accelerated as of 9/28/07. The amount shown here represents the spread of the accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(9)	Health benefits coverage is continued for (i) 18 months if terminated due to a Change in Control, (ii) 12 months if terminated by the executive for “just cause” not related to a Change in Control, and (iii) the longer of 12 months or remaining term of employment agreement if terminated by us without “just cause”. The benefits cost includes the employer cost of health and dental insurance only. The executives cost of benefits for months 19-24 of the benefit continuation period are assumed to be equal to the cost for months 1-18. In an actual termination situation, the cost of benefits may change in months 19-24 due to the expiration of Cobra benefits coverage as full group insurance rates may apply.

Payments to Bobby W. Sandage, Jr., Ph.D. Assuming a September 30, 2008 Termination(1)

	Cash Severance				Equity
Circumstances of Termination:	Base Salary		Bonus		Value of Vested Equity	Value of Accelerated Unvested Equity(5)		Benefits Continuation		Retention (10)
	Multiple	$	Multiple	$							Total
Termination due to (i) by us for “just cause” or (ii) by executive without “just cause”(2)	N/A	N/A	N/A	N/A	$598,614	N/A		N/A		N/A	$598,614
Termination due to death or disability(2)	N/A	N/A	N/A	N/A	$598,614	$539,411	(6)	N/A		$118,680	$1,256,705
Termination due to retirement(2)	N/A	N/A	N/A	N/A	$598,614	$185,298	(7)	N/A		N/A	$783,912
Termination (i) by the executive for “just cause” not related to Change in Control, or (ii) by us without “just cause”(3)	1.0	$375,000	1.0	$187,500	$598,614	N/A		$17,659	(9)	$375,000	$1,553,773
Termination by the executive due to a Change in Control(4)	1.5	$562,500	1.5	$281,250	$598,614	$539,411	(8)	$26,489	(9)	$375,000	$2,383,264

(1)	The calculations in the table are based on the event occurring as of September 30, 2008 and are derived using the provisions of the current Employment Agreement of the executive that was effective as of October 1, 2007 as well as the Fiscal Year 2008 Senior Executive Bonus Plan.
(2)	Under this termination scenario, the executive has the right to receive only base salary and bonuses accrued through termination.
(3)	Under these termination scenarios, the executive has a right to receive 12 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved, the maximum of such bonus being 50% of base salary.
(4)	Under these termination scenarios, the executive has a right to receive 18 months of base salary plus bonuses equal to the target bonus as if the targets had been achieved, the maximum of such bonus being 50% of base salary.
(5)	See Outstanding Equity Awards as of Fiscal Year End table for the vesting status of each executive’s equity awards as of 9/30/08.
(6)	Pursuant to the provisions of our 2004 Equity Incentive Plan, upon the death or disability of the executive, all then unvested awards issued under such plan automatically accelerate and become fully vested. The amount shown here represents the spread of the such accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(7)	Pursuant to the provisions of our 2004 Equity Incentive Plan and due to the executive having reached age 55 with ten (10) years of service with us, immediately upon the executive’s retirement, his then unvested awards issued under such plan automatically accelerate and become fully vested for fifty percent (50%) of the number of shares covered by such unvested awards and for an additional ten percent (10%) of the number of shares covered by such unvested awards for every full year of employment by us beyond ten (10) years, up to the remaining amount of the unvested award. The amount shown here represents the spread of the such accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(8)	All unvested equity is assumed to have accelerated as of 9/30/08. The amount shown here represents the spread of the accelerated awards assuming a $3.35 fair market value of our stock (our closing stock price on 9/30/08).
(9)	Health benefits coverage is continued for (i) 18 months if terminated due to a Change in Control, (ii) 12 months if terminated by the executive for “just cause” not related to a Change in Control, and (iii) the longer of 12 months or remaining term of employment agreement if terminated by us without “just cause”. The benefits cost includes the employer cost of health and dental insurance only. The executives cost of benefits for months 19-24 of the benefit continuation period are assumed to be equal to the cost for months 1-18. In an actual termination situation, the cost of benefits may change in months 19-24 due to the expiration of Cobra benefits coverage as full group insurance rates may apply.
(10)	Represents cash payments that would be due to the executive pursuant to his Retention Agreement.

Payments to Thomas F. Farb Resulting from the July 3, 2008 Termination

Circumstances of Termination:	Cash Severance				Equity		Benefits Continuation	Total
	Base Salary		Bonus		Value of Vested Equity(2)	Value of Accelerated Unvested Equity
	Multiple	$	Multiple	$
Termination by executive without “just cause”(1)	N/A	425,000	N/A	233,750	$30,000	N/A	$18,507	$707,257

(1)	These amounts reflect the benefits provided to Mr. Farb in connection with his termination of employment on July 3, 2008.
(2)	The amount shown here assumes a $1.80 fair market value of our stock (our closing stock price on 7/3/08, the date of termination).

DIRECTOR COMPENSATION

Dr. Cooper is the Chairman of the Board of Directors and is our Chief Executive Officer and, as a result, he receives no additional compensation for serving on the Board. No other director is an employee of ours.

As part of the review of our director compensation, the Compensation Committee periodically retains an independent compensation consultant to review whether our non-employee director compensation practices are competitive with those of other biotechnology, pharmaceutical, and comparable peer companies. Based on the consultant’s analyses and recommendations, the Compensation Committee can recommend and the Board can approve changes to the directors’ compensation in order to remain competitive with our peer companies. The last such consultant review occurred in August 2006, and certain modifications to the directors’ compensation were approved by the Compensation Committee and the Board at that time. The discussion below reflects the current compensation terms for our non-employee directors.

Cash Compensation

We have established an annual role-based compensation program with respect to the cash component of compensation for members of the Board of Directors. Pursuant to such program, our non-employee directors receive the annualized fees listed below payable on a quarterly basis with respect to each position held. We do not compensate directors who are also our employees for their service as directors.

Role	Annual Cash Component ($)
Board Member	40,000
Presiding Director	20,000 (in addition to Board member component)
Audit and Finance Committee Member	10,000
Audit and Finance Committee Chair	7,500 (in addition to Committee member component)
Compensation Committee Member	7,500
Compensation Committee Chair	5,000 (in addition to Committee member component)
Nominating and Governance Committee Member	5,000
Nominating and Governance Committee Chair	5,000 (in addition to Committee member component)

In September 2004, the Board of Directors approved a program under the 2004 Equity Incentive Plan to allow directors to elect to receive, in lieu of the cash compensation payable to Board members and Committee Chairman, deferred stock units. No such elections were made in Fiscal 2007.

Options and Deferred Stock Units

Upon becoming a director, each new director of ours is entitled to receive a one-time initial grant of an option to purchase 50,000 shares of common stock exercisable at a price equal to the fair market value of our Common Stock as determined on the date of grant.

Subject to the discretion of the Compensation Committee, on the date following each annual meeting of the stockholders, each of our directors (except Dr. Cooper) may also receive annual grants of a number of deferred stock units determined by the Committee at the time of grant based on current market conditions and the fair market value of our common stock. In Fiscal 2008, an aggregate of 60,000 deferred stock units were issued to six directors in accordance with such policy.

We also provide director and officer insurance for all directors. Each non-employee director is also reimbursed for expenses actually incurred to attend meetings.

The following table summarizes all compensation paid to or earned by directors for fulfillment of their duties as our directors in Fiscal year 2008.

Director Compensation Paid for the 2008 Fiscal Year

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Option Awards ($)(2) (d)	All Other Compensation ($)(3) (g)	Total ($) (h)
Andrew Ferrara	55,000		28,735	83,735
James C. Gale	50,000	62,422	9,508	121,930
Michael E. Hanson	62,500		28,735	91,235
Stephen C. McCluski	57,500		28,735	86,235
Cheryl P. Morley	70,000		28,735	98,735
Malcolm Morville, Ph.D.	52,500		28,735	81,235

(1)	Reflects cash compensation paid or earned in Fiscal year 2008.
(2)	Pertains to an initial option grant of 50,000 shares made by us to Mr. Gale when he became a Director in April 2007. The total grant date fair value was $235,065 or $4.7013 per option, derived under the Black-Scholes model with the assumptions of: volatility 56%, risk-free rate 4.98%, dividend yield 0%, and expected term 8 years.
(3)	Pertains to 10,000 and 8,000 deferred stock units issued to the non-employee directors during Fiscal 2008 and Fiscal 2007 (except Mr. Gale who was not then a director) at the intrinsic value at the date of grant of $4.89 and $7.21, respectively, vesting annually over three years from the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock and preferred stock as of January 21, 2009 for the following:

•	each of our Named Executive Officers;

•	each of our directors;

•	all of our directors and Named Executive Officers as a group; and

•	all persons known by us to beneficially own more than 5% of our common stock or preferred stock.

Applicable percentage ownership is based on 78,323,044 shares of common stock outstanding as of January 21, 2009, together with applicable options for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after January 21, 2009, are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options, but are not deemed outstanding for computing the percentage ownership of any other person. For information relating to beneficial owners of greater than 5% of our common stock who are not insiders, we rely upon the reports filed by such persons or entities on Schedule 13G, Form 4 and other filings made with the SEC. Unless otherwise noted, the address for each stockholder is 33 Hayden Avenue, Lexington, MA 02421-7966.

Beneficial Holder	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Common Stock Owned(21)
Glenn L. Cooper, M.D.	3,397,091	(2)	4.2%
Noah D. Beerman	579,418	(3)	*
Mark S. Butler	1,282,528	(4)	1.6%
Michael W. Rogers	1,645,535	(5)	2.1%
Bobby W. Sandage, Jr., Ph.D.	1,570,101	(6)	2.0%
Thomas F. Farb	16,667	(7)	*
Andrew Ferrara	25,000	(8)	*
James C. Gale	2,241,433	(9)	2.9%
Michael E. Hanson	76,249	(10)	*
Stephen C. McCluski	91,249	(11)	*
Cheryl P. Morley	91,249	(12)	*
Malcolm Morville, Ph.D.	171,749	(13)	*
All Directors and Named Executive Officers as a group (12 persons)	11,188,269	(14)	13.0%
SAC Capital Advisers, LLC, SAC Capital Management, LLC	3,900,800	(15)	5.0%
CR Intensive Investors, Steven A. Cohen 72 Cummings Point Road Stamford, CT 06902
Joseph Edelman	4,509,185	(16)	5.5%
c/o First New York Securities, LLC 850 Third Avenue, 8th Floor New York, NY 10022
Visium Asset Management, LP, JG Asset, LLC	4,781,349	(17)	6.1%
Jacob Gottlieb 950 Third Avenue New York, NY 10022
OrbiMed Advisors LLC, OrbiMed Capital LLC,	5,388,000	(18)	6.9%
Samuel D. Isaly
767 Third Avenue, 30th Floor New York, New York 10017

Beneficial Holder	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Common Stock Owned(21)
Quogue Capital LLC, M.D.K. Foundation Inc.	5,595,408	(19)	6.9%
and Wayne P. Rothbaum c/o Quogue Capital LLC 1285 Avenue of the Americas, 35th Floor New York, New York 10019
Peter Brawn	7,925,640	(20)	10.2%
525 Caroline Street Key West, FL 33040

*	Less than one percent.
(1)	Beneficial ownership is defined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. Share amounts include options which are exercisable within sixty (60) days.
(2)	Includes (i) 467,091 shares, 224,157 of which are shares of restricted stock subject to vesting, transfer restrictions, forfeiture and acceleration, and (ii) 2,930,000 shares issuable upon exercise of options exercisable within 60 days, but excludes 110,000 shares issuable upon exercise of options held by Dr. Cooper’s spouse, an employee of the Company, as to all of which shares Dr. Cooper disclaims beneficial ownership.
(3)	Includes (i) 100,517 shares, 79,018 of which are shares of restricted stock subject to vesting, transfer restrictions, forfeiture and acceleration, and (ii) 478,901 shares issuable upon exercise of options exercisable within 60 days.
(4)	Includes (i) 83,528 shares, 79,018 of which are shares of restricted stock subject to vesting, transfer restrictions, forfeiture and acceleration, and (ii) 1,199,000 shares issuable upon exercise of options exercisable within 60 days.
(5)	Includes (i) 220,535 shares, 79,018 of which are shares of restricted stock subject to vesting, transfer restrictions, forfeiture and acceleration, and (ii) 1,425,000 shares issuable upon exercise of options exercisable within 60 days.
(6)	Includes (i) 130,601 shares, 79,018 of which are shares of restricted stock subject to vesting, transfer restrictions, forfeiture and acceleration, and (ii) 1,439,500 shares issuable upon exercise of options exercisable within 60 days.
(7)	Includes 16,667 shares.
(8)	Consists of 25,000 shares issuable upon exercise of options exercisable within 60 days.
(9)	Based on information filed with the SEC, includes (i) 2,437 shares (ii) 12,500 shares issuable upon exercise of options exercisable within 60 days, and (iii) 2,226,496 shares beneficially owned by SMH Capital Inc., or SMH. The shares beneficially owned by SMH are directly held by SMH Hydro Med, LLC; SMH Hydro Med II, LLC; SMH Valera, LLC; Corporate Opportunities Fund, L.P.; Corporate Opportunities Fund (Institutional), L.P.; Life Sciences Opportunities Fund, L.P.; and Life Sciences Opportunities Fund (Institutional), L.P.; each an affiliate of SMH. Mr. Gale is a Managing Director of SMH and a manager and chief investment officer of Signet Healthcare Partners, LLC, an affiliate of SMH that manages the investments of the referenced entities. Prior to April 18, 2007, Mr. Gale exercised sole voting and dispositive power over the shares held by SMH. Effective April 18, 2007, Mr. Gale transferred sole voting and dispositive power over the shares held by SMH to Don A. Sanders. Mr. Gale disclaims beneficial ownership of these shares held by SMH except to the extent of his pecuniary interest in the funds described above.
(10)	Consists of 76,249 shares issuable upon exercise of options exercisable within 60 days.
(11)	Consists of 91,249 shares issuable upon exercise of options exercisable within 60 days.
(12)	Consists of 91,249 shares issuable upon exercise of options exercisable within 60 days.
(13)	Includes (i) 27,000 shares and (ii) 144,749 shares issuable upon exercise of options exercisable within 60 days.

(14)	Includes (i) 3,274,872 shares, 540,229 of which are shares of restricted stock subject to transfer restrictions, forfeiture and acceleration, and (ii) 7,913,397 shares issuable upon options exercisable within 60 days.
(15)	Based on information filed with the SEC, comprised of (i) 3,097,100 Shares beneficially owned by S.A.C. Capital Associates, LLC and (ii) 803,700 Shares beneficially owned by CR Intrinsic Investments, LLC (“CR Intrinsic Investments”). SAC Capital Advisors, SAC Capital Management, CR Intrinsic Investors and Steven A. Cohen have entered into a Joint Filing Agreement with respect to such Shares.
(16)	Based on information filed with the SEC, comprised of (i) 6.25% Convertible Senior Notes due 2009 (the “Notes”) convertible into 300,480 shares held by Mr. Edelman, (ii) 1,141,185 shares and Notes convertible into 3,046,875 shares held by Perceptive Life Sciences Master Fund Ltd. (“Master Fund”), a Cayman Islands company of which the investment manager is Perceptive Advisors LLC, a Delaware limited liability company of which Mr. Edelman is the managing member, and (iii) 40,672 shares held in an account of First New York Trading, LLC, of which Mr. Edelman has sole voting and dispositive power.
(17)	Based on information filed with the SEC, (i) by virtue of its position as investment manager to pooled investment funds, Visium Asset Management, LP, or VAM, may be deemed to beneficially own the 4,781,349 Shares beneficially owned by the pooled investment vehicles, (ii) by virtue of its position as General Partner to VAM, JG Asset may be deemed to beneficially own the 4,781,349 Shares and (iii) by virtue of his position as the Managing Member of JG Asset, Mr. Gottlieb may be deemed to beneficially own the 4,781,349 Shares. VAM, JG Asset and Mr. Gottlieb have disclaimed beneficial ownership as to such Shares, except to the extent of his or its pecuniary interests therein.
(18)	Based on information filed with the SEC, comprised of (i) 2,205,500 shares held by OrbiMed Advisors LLC, and (ii) 3,182,500 held by OrbiMed Capital LLC, and holders are holding the securities on behalf of other persons who have the right to receive or the power to direct the receipt of dividends from, or proceeds from sale of, such securities, as follows: (i) OrbiMed Advisors LLC and OrbiMed Capital LLC hold shares on behalf of Caduceus Capital Master Fund Limited (1,475,000 shares), Caduceus Capital II, L.P. (880,000 shares), UBS Eucalyptus Fund, LLC (900,000 shares), PW Eucalyptus Fund, Ltd. (116,000 shares), Summer Street Life Sciences Hedge Fund Investors LLC (390,000 shares), Knightsbridge Post Venture IV, L.P. (71,500 shares), Knightsbridge Integrated Holdings, V, LP (104,700 shares), Knightsbridge Netherlands II, L.P. (26,000 shares), Knightsbridge Netherlands III—L.P. (38,900 shares), Knightsbridge Venture Capital VI, L.P. (68,400 shares), Biotech Growth Trust plc (667,500 shares) and Stichting Pensioenfonds ABP (650,000 shares).
(19)	Based on information filed with the SEC, comprised of (i) 2,215,000 shares and (ii) 3,380,408 shares issuable upon conversion of $22,500,000 in principal amount of the Notes. Wayne P. Rothbaum is the managing member of Quogue Capital LLC and so may be deemed to beneficially own such shares of Common Stock. Mr. Rothbaum disclaims such beneficial ownership. The total amount of shares also includes 65,000 shares owned by M.D.K. Foundation Inc. Mr. Rothbaum is the president of M.D.K. Foundation Inc. and is the individual with sole voting and dispositive power over such shares. Thus, Mr. Rothbaum may be deemed to beneficially own such shares. Mr. Rothbaum disclaims such beneficial ownership.
(20)	Based on information filed with the SEC and provided to us by the stockholder.
(21)	The percent of class in this column is calculated on the basis of 78,187,842 shares outstanding, representing the number of shares outstanding and entitled to vote for the election of Directors of the Company, plus options exercisable within 60 days and shares to be issued upon conversion of our outstanding convertible notes.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

James C. Gale, one of our directors, is Chief Investment Officer of the Corporate Opportunities Funds and Life Sciences Opportunity Fund, affiliates of Sanders Morris Harris, referred to herein as SMH, and former shareholders of Valera Pharmaceuticals, Inc. Mr. Gale is also manager of SMH Hydro Med, LLC, SMH Hydro Med II, LLC, SMH Valera, LLC, affiliates of SMH and former shareholders of Valera Pharmaceuticals, Inc. Mr. Gale is a Managing Director of SMH. In connection with our merger with Valera Pharmaceuticals, Inc. that was approved by us and our Board of Directors, we granted registration rights covering the shares of our common stock acquired by SMH in connection with the merger for resale under the Securities Act on a Registration Statement on Form S-3.

Pursuant to our Audit and Finance Committee Charter, the Audit and Finance Committee is responsible for reviewing and approving or disapproving of proposed related party transactions or courses of dealings with respect to which executive officers or directors or members of their immediate families have an interest. In reviewing and approving any related party transaction or any material amendment thereto, the Audit Committee shall satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or material amendment, and shall determine that the related party transaction or material amendment thereto is fair to the Company.

Item 14.	Principal Accounting Fees and Services

RELATIONSHIP WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers LLP was our independent registered public accounting firm for Fiscal 2008 and has no direct or indirect financial interest in us.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

During the last two fiscal years, PricewaterhouseCoopers LLP billed us the following fees for its services:

	Fiscal year ended September 30, 2007	Fiscal year ended September 30, 2008
Audit Fees(a)	$750,200	$786,350
Audit-Related Fees(b)	292,000	0
Tax Fees(c)	142,800	225,600
All Other Fees(d)	355,234	58,945

Total	$1,540,234	$1,070,895

(a)	Includes fees for professional services provided in connection with the annual audit of our financial statements, audits of internal control over financial reporting (Sarbanes-Oxley Section 404), quarterly reviews of our financial statements, consents required to complete the year-end audits of the financial statements and SEC filings.
(b)	Includes fees for SEC filings associated with equity offerings and related comfort letter work.
(c)	Includes fees for tax consulting, compliance, planning and advice.
(d)	Includes fees for accounting and SEC reference materials, due diligence related to the April 2007 Valera acquisition and our private placement of the Non-recourse Notes in August 2008.

The Audit and Finance Committee of our Board of Directors has considered whether the provision of the above services other than audit services by PricewaterhouseCoopers LLP is compatible with maintaining such public accounting firm’s independence and the Audit and Finance Committee has satisfied itself as to the public accounting firm’s independence. See also “Report of Audit and Finance Committee.”

POLICY ON AUDIT AND FINANCE COMMITTEE PRE-APPROVAL OF AUDIT AND

PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Consistent with policies of the SEC regarding auditor independence and the Audit and Finance Committee charter, the Audit and Finance Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit and Finance Committee’s policy is to pre-approve all audit and permissible non-audit services provided or proposed to be taken by the independent registered public accounting firm, except where such services are determined to be de minimis. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Audit and Finance Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services by the independent registered public accounting firm, the Audit and Finance Committee considers whether such services are consistent with the public accounting firm’s independence; whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with us; and whether the service could enhance our ability to manage or control risk or improve audit quality.

All of the audit, audit-related, tax and other services provided by PricewaterhouseCoopers LLP in Fiscal 2008 (described in the footnotes to the table above) and related fees were approved in advance by the Audit and Finance Committee.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

A) Documents filed as a part of this report:

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

31.1	-	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	-	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer(1)

32.2	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer(1)

99.1	-	Charter—Audit and Finance Committee(1)

(1)	Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on this 26th day of January 2009.

INDEVUS PHARMACEUTICALS, INC.

By:	/S/ GLENN L. COOPER, M.D.
Glenn L. Cooper, M.D. Chief Executive Officer and Chairman

EXHIBIT INDEX

31.1	-	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	-	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Glenn L. Cooper, Chief Executive Officer(1)

32.2	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Michael W. Rogers, Chief Financial Officer(1)

99.1	-	Charter—Audit and Finance Committee(1)

(1)	Filed with this report.